Form 10KSB
period 1996-12-31
MT OLYMPUS ENTERPRISES INC /UT/
filed 1997-03-07
CIK 810365

FORM 10-KSB

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

Mark One
     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES _X___EXCHANGE OF 1934.

          FOR THE FISCAL YEAR ENDED:  December 31, 1996

                                 OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
____ SECURITIES EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM    N/A    TO   N/A

                  COMMISSION FILE NUMBER: 33-11795

                     MT. OLYMPUS ENTERPRISES, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Formerly known as "Double R Resorts, Inc."

                 DELAWARE                               87-0441351
           STATE OF INCORPORATION   (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

               5110 South 800 East
               SALT LAKE CITY, UTAH           84117
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)


  Registrant's telephone number, including area code:  (801)262-2265
        Attorney for Registrant - Julian D. Jensen:   (801) 531-6600
  Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE
    Indicate by check mark whether the Registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to files such reports), and (2) has been
    subject to such filing requirements for the past 90 days.  YES   NO   XX

     As of December 31, 1996, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was:
     N/A - No Market.

     As of December 31, 1996, the Registrant had outstanding 4,300,000 shares of common stock ($.001 par value).

     An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appears on page 17.


                         NOTICE OF DEFERRED FILING


     Prior to filing the following Annual Report on SEC Form 10-KSB, the Company last filed a Quarterly Report (10-QSB) as of September 30, 1995 and its Annual Report as of December 31, 1994. The Company has not filed the required periodic reports under the Securities and Exchange Act of 1934 after September 1995, because it did not have any revenues or other funds to complete filings. Present management represents there occurred no material event or transaction in the Company since the last filed Report. Moreover, the Company has attempted to detail fully in this Report all transactions and events since the last filed Report in the same manner as if the required interim reports had been filed. The Company cannot warrant what position the Securities and Exchange Commission ("SEC") may take with regard to requiring any past due historical reports to be filed, or the consequences of such non-filings; but the Company's position is the within Report is a complete and comprehensive disclosure since the last report filed. The Company does not intend to file past due reports unless required to do so by the SEC.

                                PART I

ITEM 1.  BUSINESS

          A.   The Registrant

          Mt. Olympus Enterprises, Inc. was most recently registered with the Securities and Exchange Commission (SEC) as Double R Resorts, Inc., pursuant to a terminated Acquisition Agreement in 1994. The Company has fully termina ted all transactions with Double "R" Resorts, Inc. and has restored its historical name of Mt. Olympus Enterprises, Inc. pursuant to a Shareholders' Meeting in April, 1995. The Company will be referred to in this Annual Report as "the Company" or "Mt. Olympus". The Company was incorporated under the laws of the State of Delaware on January 19, 1987. The Company was formed with broad, but unspecified, general business purposes and without designat ion of an initial business plan. The Company was formed with the intent of raising capital to fund the investigation, acquisition, and operation of one or more investment and business endeavors in any industry subsequently selected by management, with the ultimate intent of acquiring one or more business opportunities.

          The Company completed a public offering of its shares pursuant to a prior SEC registration on form S-18 in November of 1988. The offering raised approximately $64,500.00 in gross proceeds which has been the sole capitalization of the Company to date.

          Subsequent to its incorporation and public offering, the Company fully acquired a privately held subsidiary corporation, on or about December 20, 1988, known as Medtest, Inc., a Nevada corporation. The Company has no other subsidiaries. The Company has no current business activities through Medtest or otherwise. The Medtest technology, as acquired, is considered obsolete and non-commercial and is not carried as an asset.

          In 1994 the Company negotiated and entered a reverse acquisition arrangement whereby the Company was to acquire certain resort and recreational properties and interest, principally in central Florida, from a Florida private corporation known as Double "R" Resorts, Inc. Pursuant to such agreement, the Company changed its name of record to "Double R Resorts, Inc." The Company also reverse split its shares two-to-one (2:1) as such reorganization was approved by its shareholders.

          Due to the failure of Double R Resorts to clear title and deliver the agreed upon assets, the parties entered into a Mutual Rescission of the reverse acquisition in September, 1994. Both parties released all claims and rights promised under the Reorganization Agreement. No assets were actually transferred to the Company and the Company did not issue any shares incident to the reorganization. At a shareholder meeting in April of 1995, the shareholders formally approved the rescission, the restoration of the Company's name, and also rescinded the reverse split. The present Directors were also re-elected. The Company has had no business activities, beyond preliminary discussions of merger or acquisition proposals with various companies, since that date.

          The Company, as an inactive corporation, presently uses the resident address of its President as its corporate offices. These offices are located at 5110 South 800 East, Salt Lake City, Utah 84107.

          B.  Narrative Discussion of Business Operations

          From the date of incorporation on January 19, 1987 through the effective date of its initial S-18 public offering, May 12, 1988, the Company was almost exclusively concerned with organizational matters and preparing its anticipated initial public offering ("IPO").

          The original principals and shareholders of the Company were:

                     PRIOR OFFICERS & DIRECTORS


                                                    ORIGINAL CONSIDERATION
NAME               PRIOR OFFICE*           SHARES          FOR SHARES



Don J. Conver      President/Director       250,000        $2,500.00
John W. Evans       V. P./Director          250,000        $2,500.00
Sue Carole Birrell  Secretary/Treasurer     250,000        $2,500.00
                    Director

                *None of the foregoing are affiliated with the Company or its Management at the present time, or retain a sharehold position.

          The public offering of the Company was closed on or about November 4, 1988. In the completed S-18 offering, all public shareholders were Colorado residents. There were approximately 1,290,000 shares sold to the public from the 2,000,000 shares authorized for sale at $0.05/share.
The gross proceeds of the offering were Sixty Four Thousand Five Hundred Dollars ($64,500.00). Prior to the offering, the Company had a total of 750,000 shares issued at a par value of $0.001. At the completion of the offering, there were 2,040,000 shares issued and outstanding, of which the initial officers and directors held 750,000 shares, with 1,290,000 shares having been sold to the public.

          On December 20, 1988, the Company entered into and closed an Agreement and Plan of Reorganization (the "Agreement") with Medtest, Inc., a Nevada privately held corporation ("MI"), the purposes of which have subsequently been abandoned. The following purports to be a summary of the principal terms of that Agreement, but which summary is subject to the actual terms and provisions of the complete agreement which has been previously filed with the Securities and Exchange Commission ("SEC" or "Commission") as part of an 8-K filing dated
December 20, 1988.

          The Agreement provided for the acquisition of all of the outstanding shares of MI in exchange for Sixty Thousand (60,000) shares of the Company. Accordingly, MI became a wholly owned subsidiary of the Company. Shares of the Company were also issued to L. Kent Mackay, Steve P. Matz, and David G. Madsen; who, pursuant to the terms of such agreement, became the directors and principal officers of the Company as reorganized. MI had substantially no assets at the time of acquisition by the Company, except for an Option Agreement for certain technology dated November 16, 1988 ("Option Agreement") with a Mr. Richard Crangle. The option granted to the Company the right to acquire a license from Mr. Crangle to an experimental product developed by Mr. Crangle for the testing of blood glucose levels known as the B.G.T.TM Device. This acquisition was subsequently abandoned by the Company after expenditure of most of its liquid assets on the product without any economic benefit to the Company.

          In approximately August of 1989, the Company entered into an agreement in principle to acquire all of the assets and capital of a privately held Texas corporation known as "Crane and Tractor" of Dallas, Inc. which would have resulted in a substantial reorganization of the Company with new principals obtaining control of the Company as a result of this proposed reorganization. The Company decided that it was not feasible to continue to pursue such acquisition and terminated this relationship in approximately September of 1989.

          Also in September of 1989, the Company entered into a Letter of Intent to attempt to acquire the capital and assets of Jack D. Alexander and Sphinx Mining Company through a reorganization which would have resulted in the control of the Company by Jack D. Alexander and the transfer of substantial mining assets into the Company in exchange for stock. For various business reasons, this transaction was also terminated in approximately late September 1989, and there have been no further business interests or pursuits by the Company, except as noted below.

          In 1994, the Company entered into the rescinded reverse acquisition with Double R Resorts (sometimes generally referred to as "Double R") as gen erally described below. The Company takes the position that there are no remaining rights, claims, or interest related to the Double R Acquisition and that no further disclosure is required other than set-out below. Any shareholder is advised that they may examine all agreements creating and rescinding the transactions with Double R upon request to management. The rescission of the agreement occurred in September, 1994 with shareholder ratification in April, 1995.

          Since the termination of the Double "R" acquisition, the Company has not actively engaged in any other proposed business activities and remains without resources or capital. No subsequent discussion of any acquisition or merger has progressed beyond the most preliminary stages, subsequent to the Double "R" transaction. The Company continues to retain Mr. Dennis Madsen to explore potential acquisition, merger or other business opportunities for the Company.




     C.   Material Subsequent Events

          The management of the Company in February 1994 entered into negotiations with Double R Resorts, Inc., a privately held Florida corporation ("Double R"), to indirectly acquire, through a stock acquisition, an approximate 1500 acre guest ranch, recreation center, and recreational vehicle park located approximately 60 miles southwest of Orlando, Florida and approximately 80 miles east of Tampa, Florida near Lake Kissimmee on Highway 60.

          A definitive reorganization agreement was executed on March 23, 1994. The closing was subject to various conditions, the principal matter being the completion by Double R of a successful Plan of Bankruptcy Reorganization for River Ranch, Inc. (the "Plan"), the owner of the resort properties and improvements. The closing also required the acquisition of River Ranch by Double R; and the filing by the Company of all required SEC reports under the Act. The proposed Reorganization as subsequently terminated as generally outlined below:

          (1) The ranch properties were owned by River Ranch, Inc., a Florida privately held corporation, which was subject to a Chapter 11 Bankruptcy Reorganization in the United States Bankruptcy Court, Middle District of Florida, Tampa Division, Bankruptcy #93-8213-8PT.

          (2) As part of the Bankruptcy Plan of Reorganization, it was proposed that the present sole shareholder and parent Company for River
Ranch, Inc., Outdoor Resorts of America, Inc., would convey all shares of River Ranch, Inc. (7,500) to Double R, a privately held Florida corporation, created to complete the bankruptcy reorganization as a holding Company for the ranch properties.

          (3) Double R would complete a subsequent stock reorganization with the Company wherein the River Ranch property would be owned by the Company through Double R becoming a wholly owned subsidiary of the Company. The Company, which would then change its name to River Ranch Resorts, Inc. and would, effectively, become the reorganized debtor in Bankruptcy. It was also proposed by the "new Double R Management" to complete a "short form" merger between Double R and River Ranch with Double R as the surviving entity.

          (4) The Company was to have satisfied most creditor claims in the River Ranch bankruptcy by issuing its stock to creditors of the debtor. Principals of Double R were to receive 10,200,000 pre-reverse split shares of Company's shares in consideration for the acquisition of Double R.
Bankruptcy creditors of River Ranch would have received up to 2,800,000 pre-reverse shares of the Company. The Registrant implemented a 2:1 reverse stock split of all its shares after the execution of the Reorganization Agreement.

          (5) The Board of Directors was expanded from three to five members and a new Board of Directors was elected from among the current management of Double R, pursuant to shareholder approval.


          (6)  The following were the Double R elected directors of the
Company:

                         Mr. Harvie S. DuVal
                         Mr. Ronald Nitzberg
                         Mrs.Barbara Greenfield
                         Mr. Alan S. Gray
                         Mr. Jordan Klein

          Pursuant to the Reorganization Agreement, the Company actually changed of record its corporate name in the State of Delaware, expanded its Board, designated the above Board and during the Reorganization period was known as "Double R Resorts, Inc." The Company did not, so far as presently known, engage in any active business purposes under the name of Double R and all activities in the interim period were completed by prior management to attempt to complete the acquisition of the River Ranch properties.

          In September 1994, it became evident by mutual agreement between the Double R management group, and Mr. Dennis Madsen (acting as an agent for the prior management and shareholders of Mt. Olympus Enterprises, Inc.), that the River Ranch properties could not be timely acquired in accordance with the terms of the Reorganization Agreement. It was then agreed that the reorganization would be fully rescinded and that the interim management, as appointed by Double R, would resign. It should also be noted that management formally resigned in September 1994, and have represented they have not incurred any debts or obligations form Double R, that none of the stock to which the new management was entitled was actually issued, and that they had rescinded all of their subscription rights in and to any stock or other interest in Mt. Olympus Enterprises, Inc., and that they had returned all books and records to Mr. Madsen as the agent for the prior management and shareholders of Mt. Olympus. The prior management also designated Mr. Madsen to continue to act for the Company as an interim President and Director.

          A formal Rescission Agreement releasing both the Company and Double R from all claims, rights, or interest under the prior acquisition was entered in September, 1994 . This Agreement was ratified, along with election of the present Board, in April of 1995. The shareholders also approved the rescission of the two-to-one (2:1) reverse split of the Company's shares.

          The Company is now in a similar status as existed prior to the abortive Double R acquisition. That is, it is an inactive shell with approximately four million three hundred thousand (4,300,000) shares outstanding of a total authorized fifty million (50,000,000) at $0.001 par value per share pursuant to rescission of the 2:1 reverse split at its Annual Meeting in April 1995. The Company does not presently have any business prospects or activities. New management has retained the services, as outlined above, of Mr. Dennis Madsen to attempt to seek out potential further acquisition or merger possibilities. At present, there are no known merger or acquisition candidates.

          Mr. Madsen is to be paid a "to be negotiated" fee in stock and/or cash in the event of a successful merger or other acquisition.

          In October of 1996, the Company borrowed Ten Thousand Dollars ($10,000.00) from one of its public shareholders. This loan was secured to pay for estimated legal and accounting services incident to filing the within 10-KSB and for costs related to attempting to find a suitable merger/ acquisition candidate. The shareholder will receive Fifty Thousand (50,000) restricted shares of the Company as interest and for making the loan available for a six (6) month term, commencing October 31, 1996. The note will also accrue a standard interest obligation at 12% per anum after six months, if not repaid by its due date. It is anticipated the loan would be repaid as a condition of any merger or acquisition. The Company has no other means to pay this note as due. The shares issued to this shareholder, together with existing shares held by him, does not require disclosure of the shareholder among those holding five percent (5%) or more of the issued and outstanding shares.

          The Company presently has approximately $61,108.00 in total outstanding obligations $6,900.00 in assets and no income resulting in a negative net worth of $54,208.00. The independent auditors for the Company have reviewed the Company's accounting note reservation that the Company may not meet the criteria or definition of an "ongoing business entity" or "going concern." The independent auditors have included an explanatory paragraph in their report relating to these matters.

                             REMUNERATION

     At present, there is no compensated employees of the Company. The Board has not determined any proposed salary or remuneration for officers and does not believe it can do so until such time as a business purpose and plan have been established. The present Board plans on continuing its prior policy of not paying any direct remuneration to Directors for serving on the Board, except for an authorized "per diem" expense of $400 per meeting, payable if and when the Company has assets or revenues from which to pay such per diem. The present Board nominees have agreed to serve without per diem compensation until such time as the Company is able to pay such amounts.

     The Board, subsequent to the April 1995 election, has appointed the following officers from among the membership of the Board to serve on an interim basis:

                               OFFICERS


      NAME             AGE       POSITION         SHAREHOLD    COMPENSATION2


L. KENT MACKAY          53   President/Director   1,170,000    None presently
                                                               paid or owing


GREGORY STRINGHAM       52   V.P./Director           55,000    None presently
                                                               paid or owing


DAVID WINTERS           41   Secretary/Treasurer    51,000     None presently
                                                               paid or owing


     1 The foregoing shares held by management are historical positions, except for 50,000 shares as issued to each officer within the past thirty (30) days for their services as directors and officers over the past five (5) years without other compensation. The foregoing have agreed to accept such shares in full satisfaction of any further wage claims or interest in the Company.

     2 The Company has not established any fixed compensation for officers or directors and it is not intended that any compensation will be fixed or paid, except in the event of such subsequent merger, acquisition or active business purpose being developed.

                 Options, Warrants or Similar Rights

          Currently, there are no outstanding or proposed stock options, warrants or similar rights accrued or owing to any person or party. Mr. Dennis G. Madsen previously had a finder's fee for 250,000 shares of restricted stock if the Reorganization with Double R Resorts was completed. Since this Reorganization is now fully terminated and rescinded, both the Company and Mr. Madsen agreed that all options rights related there to have been cancelled as to Mr. Madsen.

          The Company has committed to pay a finder's fee to Mr. Madsen involving the issuance of stock, or a combination of cash and stock, contingent upon completion of a successful merger or acquisition through the efforts of Mr. Madsen. This matter will, however, be subject to negotiation between management, management of any third party, and Mr. Madsen. There are no specific understandings as to the amount of compensation, at this time, between the Company and Mr. Madsen or any other person for finder's or acquisition fees. Any such subsequent finder's or acquisition fee would be reported to shareholders in the normal reporting fashion. Mr. Madsen, because of his close affiliation with management and central role in any potential acquisition or merger must be considered a "control" person within the Company.

     D.   Transactions with Prior Management

          While the Company did not have any subsequent business or financing transactions subsequent to those described above, and has continued essentially as a "shell" corporation, the following historical transactions with management and other related parties should be noted:

          (i) On approximately December 20, 1988, management of the Company authorized the payment of a Mt. Olympus note owing to L. Kent Mackay, its President, in the sum of $25,000 and agreed to pay current other accounts payable of the Company in the sum of $5,000.

          (ii) On February 13, 1990, the Company agreed to cancel certain indebtedness for funds advanced by Dennis G. Madsen and L. Kent Mackay to the Company for restricted stock as follows:


NAME OF BORROWER        AMOUNT OWED BY COMPANY         SHARES ISSUED IN
                                                         SATISFACTION


L. Kent Mackay                $14,500.00                   1,100,000


Dennis G. Madsen                Jointly                    1,100,000*


          *Mr. Dennis G. Madsen in 1994 to 1995 assigned or sold his shares to various individuals to discharge personal debts and advance certain funds to the Company. He presently owns no shares of the Company; though, approximately 50,000 shares (1.2%) are currently shown on the transfer books of the Company in Mr. Madsen's name, pending completion of the share transfers.

          After the termination of the Sphinx Letter of Intent, the Company has not, until the transactions with Double R (discussed under subsequent events above) engaged in any form of business activity or any attempt at reorganization or acquisitions. Since the Double R Rescission, the Company has had preliminary contacts related to potential mergers or acquisitions, but no substantive discussions. The Company has had a continuing negative net worth, minimal assets, and has had no income. There has been no trading market for the period of approximately June of 1989 to the present date. No salaries or other remuneration has been paid to any officer/director or any other employee or agent of the Company since approximately September 1989 and no such officer, employee, or agent, has devoted more than a minimal amount of time to the Company during this period.

              RISK FACTORS & RELATED PARTY TRANSACTIONS

          While Risk Factors are not typically included within 10-KSB filings and are not a required item, management felt, due to the long inactivity of the Company and historical failure to file all Reports under the Securities and Exchange Act of 1934 ( 34 Act), that the following "special" Risk
Factor Section was warranted:

     1. As of December 31, 1989, and continuing to the present date, the Company has had a negative net worth and has no business opportunities and activities other than the potential acquisitions described above. The Company is presently insolvent.


     2. It is probable that the Company will have to engage in either subsequent public or private financing, or lending activities, if possible, in order to finance of any intended business acquisition, and to repay current obligations. No assurance can be made that the Company will be successful in such endeavors. Moreover, there is no assurance that the Company will succeed in developing any active public market for its securities, even subsequent to completion of any proposed acquisition.

     3. The Company has become delinquent in some of its required filings with the Securities and Exchange Commission ("SEC" or "Commission"), pursuant to the Securities and Exchange Act of 1934 prior to this filing. Therefore, the Company may be enjoined from trading or subject to other sanctions by the SEC which could impair the status or ability of the Company to become a publicly traded company. The last prior filing by the Company was its September 30, 1995 10-QSB Report.

     4. The Commission or private parties may challenge the issuance or validity of various unregistered shares. The issuance of these shares are generally described herein and are deemed by the Company to be properly issued pursuant to various claimed exemptions from registration. Any such challenge could, however, result in possible damage claims, suspension of any subsequent trading, rescissions of stock transactions, or other consequences, which may adversely effect the Company.

     5. The Company's management will be attempting to engage in a search for prospective business opportunities which will most likely include potential merger or acquisitions to acquire an active business asset or purpose. There is no assurance that the Company will be successful in these endeavors. Further, it is probable that any such acquisition will involve substantial issuance of stock which could result in dilution to present shareholders; and, in all events, will almost certainly result in a new controlling block of shares being issued. Any such merger or acquisition will, most likely, lead to a potential change in management of the Company.

     6. The Company has been and continues to be substantially dependent on Mr. Dennis Madsen to locate and propose to the Board various funding, acquisition, or business proposals. There is no assurance Mr. Madsen will be successful in such endeavors. In all events, Mr. Madsen must be considered as a control person in his relationship to current management. Any new Board will most likely be required to arrange repayment to Mr. Madsen for a finder's fee, as well as potential loans and advances to the Company as described under the section of Management Analysis of Financial Conditions.

ITEM 2.  PROPERTIES

          The Company's office facilities presently consist of space in the home of its former President, L. Kent Mackay. The facilities are provided as a courtesy without any commitment and the Company does not pay any rent for such facilities. The Company is provided, on a non-exclusive basis, with the office space and use of a telephone and minimal supplies. The Company intends to reimburse Mr. Mackay for any costs incurred on behalf of the Company when and if able.

ITEM 3.  LEGAL PROCEEDINGS

          To the best knowledge of the Company, there are no material legal proceedings to which the Company is a party; nor, to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the last shareholder meeting in April 1995, the Double R transaction rescission was affirmed, the reverse split of shares rescinded, present Directors elected, and the firm of HANSEN, BARNETT & MAXWELL appointed to act as independent auditors for the Company. There is no presently scheduled or intended shareholder meetings, and it is not anticipated that any shareholder meeting will be noticed in the foreseeable future, except as necessary to vote upon and approve an acquisition or merger.

                               PART II.

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

          Mt. Olympus stock traded briefly for the period from approximately the conclusion of its public offering, on or about November 4, 1988, through approximately October, 1989. At all times during this period of trading, the markets on which the Company traded must be described as "locally generated trading lists." The Company never traded on the NASDAQ, or any other national exchange or listing, nor was there ever any well defined markets for the Company's shares. Within these limitations, the following charts attempt to set-out the known high and low price on a bid and ask basis for the Company stocks for each of the quarters in question.

Fiscal Year Ended

December 31, 1988                            High              Low

Fourth Quarter                              $3.50 . . . . . . .$5.50

December 31, 1989

First Quarter                                2.00 . . . . . . . 1.00
Second Quarter                               1.50 . . . . . . . 1.00
Third Quarter                                 .50 . . . . . . .  .25
Fourth Quarter                               No Quotes - No Trades

December 31, 1990 - Present Date
                                             High               Low
First Quarter                                No Quotes - No Trades
Second Quarter                               No Quotes - No Trades
Third Quarter                                No Quotes - No Trades
Fourth Quarter                               No Quotes - No Trades

          AT PRESENT, THERE IS NO TRADING MARKET FOR THE COMPANY'S SECURITIES AND IT IS NOT LIKELY THAT ANY MARKET WILL DEVELOP UNLESS THE COMPANY IS SUCCESSFUL IN FUTURE EFFORTS TO OBTAIN SOME ACTIVE BUSINESS PURPOSE OR TO COMPLETE A MERGER OR ACQUISITION LEADING TO AN ACTIVE BUSINESS PURPOSE.


ITEM 6.  SELECTED FINANCIAL DATA

          See attached December 31, 1996 Financials.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     A.   Liquidity and Capital Resources

          The Company presently has an accumulated deficit of $146,495.00 and minimal assets, ($6,900.00). Except for future potential reorganizational efforts, the Company has no present business purpose or plans. At the present, the Company must be considered as an inactive public shell with limited prospects. The accountants have indicated a reservation that the Company is not a "going concern". In essential terms, this means that the Company cannot be considered financially viable and has negative net worth without any prospect of present business activities. The Company has recently filed federal and state income tax returns through the end of calendar year 1996, as well as completing all corporate filings within the State of Deleware through that period.

          Even if the Company should be successful in obtaining future capitalization, it has substantial debts which must be paid that will impair its ability to engage in future business activities.

     B.   Results of Operations

          The Company last had business activities in 1989. From its inception to the present, the Company has never had any revenue or profits. From the termination of the Reorganization Agreement with Double R in September of 1994, the Company has had no clear plan or activities to generate revenues. The Company expended funds in excess of the net amount of its public offering in financing the Medtest acquisition and subsequent payments for the technology option and to develop the technology.

     C.   General

          The Company has kept its historic accounting on a calendar year basis ending December 31st of each year. Accounting has been performed on an accrual basis. The Company does not believe it can report on any "environmental factors" or "impact of inflation" until or unless it has a business purpose and activity.


     D.   Obligations to Mr. Dennis Madsen

          As noted in the attached financials, the Company currently has a note obligation from 1983 in the principal amount of Sixteen Thousand Dollars ($16,000.00) owing to Mr. Dennis Madsen, plus accrued interest, for funds advanced to the Company principally to pay prior accounting expenses.
Another shareholder has, in 1995, made available to the Company additional loans equal to Three Thousand Dollars ($3,000.00) to date for payment of interim accounting, attorney, proxy and filing fees and may advance other funds for these and related Company expenses. In 1996, a third minority shareholder loaned the Company Ten Thousand Dollars ($10,000.00) for filing, accounting and legal services. New management, if elected, will have to work out with Mr. Madsen and other shareholders, terms of repayment for these and other amounts advanced, either through the issuance of notes, stock or cash repayments when, or if, funds become available. See Accounting f.n. 3.

     E.   No Disagreement with Current Auditors

          The Company has no disagreement with the opinions of its current auditors as attached.

                              PART III.

ITEM 10.  PRESENT DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

          The following constitute the present Board of Directors and principal officers as elected in April 1995. There is no plans to concurrently hold a shareholder election for new directors:

     L. KENT MACKAY - DIRECTOR - (President)

     Mr. L. Kent Mackay currently resides in Murray, Utah. He is a 1967 graduate of the University of Utah with a degree in Management and Finance. He obtained an MBA Degree from that institution in 1968. His prior business experience includes self employment as a management consultant from 1987 to present. Previously, he has served with Deseret Medical, Security National Investment Corporation and Kennecott Copper Corporation. Mr. Mackay has also served part-time as an officer and director on other small public companies. Mr. Mackay was a prior officer and director of the Company and remains a significant shareholder.

     GREGORY M. STRINGHAM  - DIRECTOR - (Vice President)

     Mr. Gregory M. Stringham currently resides in Bountiful, Utah. He is a 1970 graduate of Weber State College with a degree in Industrial Engineering. He subsequently studied Engineering Administration at the University of Utah, but has no advanced degree. He is presently an independent consulting engineer. For the past 15 years prior, he served with various small companies in Northern California as an engineer. He was last employed by Solid State Services of Pittsburgh, California. He also has experience serving part-time on the Board of the following small public companies:
Southern Cross Ventures, Commercial Liquidation and Vascular International. None of those companies are active. Mr. Stringham has never been a prior officer or director of the Company.


     DAVID WINTERS  - DIRECTOR - (Secretary/Treasurer)

     Mr. David Winters currently resides in Sandy, Utah. He is a 1978 graduate of Lehigh University and also obtained a B.S. Degree in Civil Engineering from the Georgia Institute of Technology in 1982. Mr. Winters was previously the Construction Manager for Kennecott Copper Corporation near Salt Lake City, Utah. He was employed by Kennecott Copper from 1990 to 1993. At present, Mr. Winters currently serves as Manager of Secor International, Inc., an environmental engineering firm. Prior to his employment with Kennecott, Mr. Winters worked for Chevron Corporation and Pipeline Systems, Inc. Mr. Winters has also served part-time on the board of various small public companies. Mr. Winters has never been a prior officer or director of the Company.


ITEM 11.  EXECUTIVE COMPENSATION

          At present, there is no compensation being paid to any officer or director of the Company. It is the intent of the Company to establish compensation when and if funds are available to pay officers.

          No projection or estimate can be given as to when or if management salaries will be authorized, or the amount of such salaries, as determined in the reasonable discretion of the Board of Directors. It would be anticipated that any initial salaries would be low in this Company, because the Company will almost certainly have to raise additional capital to acquire an active business in order to be in a position to pay salaries in the future.

          Directors are not compensated, except for a per diem payment not to exceed Four Hundred Dollars ($400.00) per Board of Director's Meeting. This per diem has not been paid historically due to lack of funds and no future prospectus for payment of the per diem is anticipated unless the Company is subsequently capitalized or otherwise has active business purposes.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
PROSPECTIVE MANAGEMENT

          The following table sets forth, as of the current date, the holders of common stock by each person who owned of record, or was known by the Company to own beneficially, five percent (5%) or more of the Company's common stock, and by the Company's prospective directors and officers.



    Name                  Position               Shares Owned       Percent

L. Kent Mackay           Director/Pres.           1,170,000          27.21%
Gregory M. Stringham     Director/V.P.               55,000            1.3%
David Winters*           Director/Sec./Treasurer     51,000            1.2%



                   *Beneficially owned by spouse.




OFFICERS AND DIRECTORS
AS A GROUP (3 Individuals)                        1,276,000          29.67%




                    OTHER SHAREHOLDERS HOLDING OVER 5%


NAME OF SHAREHOLDER    POSITION   NO. OF SHARES    PERCENT OF OUTSTANDING

Robert Lewis*          None         300,000              7.0%

Dr. Phillip Taylor     None         400,000              9.3%

Gordon Crofts*         None         300,000              7.0%

David R. Nemelka       None       1,100,000             25.6%

Scott W. Martin        None         219,000              5.1%


     * These shareholders are the primary assignees of approximately 1,100,000 shares previously held by Dennis G. Madsen as a promoter and agent of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Dennis Madsen is a consultant to the Company and may be deemed to be a control person in the Company as discussed above. Mr. Madsen currently owns no shares in the Company, though there are approximately 50,000 shares (1.2%) currently of record in Mr. Madsen's name and not yet transferred. Mr. Madsen is currently owed approximately Sixteen Thousand Dollars ($16,000.00), plus interest, by the Company and is to additionally be paid a "to be negotiated" finder's fee, if successful in presenting a merger or acquisition acceptable to the Company's Board of Directors.

          The Company does not deem that there are any other material related party transactions or relationships.

                              PART IV.

ITEM 14.  ATTACHED EXHIBITS

          (A)  See attached December 31, 1996 audited financials.

     DATED this   31ST       day of January, 1997.



                                   L. Kent Mackay
                                   President and Director
                                   Date:1/31/19997



                                   Gregory H. Stringham
                                   Vice President and Director
                                   Date:1/31/1997



                                   David Winters
                                   Secretary/Treasurer and Director
                                   Date:1/31/1997

REPORT OF AUDITORS FOR PERIODS ENDING DECEMBER 31, 1995 AND DECEMBER 31, 1996

                          HANSEN, BARNETT & MAXWELL
                          345 East Broadway, Suite 200
                          Salt Lake City, UT 84111-2693









                      MT. OLYMPUS ENTERPRISES, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
                            BALANCE SHEETS




                                                   December 31,


                                               1996                 1995
                                        ________________       -------------

ASSETS

Current Assets
      Deposit with legal counsel            $     6,900          $


          Total Current Assets                    6,900            -

---------------------
Total Assets                                 $     6,900         $      -
                                                             -----------


                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable                         $   26,448        $   29,690
     Accrued interest                              5,660              3,500
     Notes payable to related parties             29,000             19,000
                                                            ------------
--------------
          Total Current Liabilities               61,108             52,190
                                                            ------------
-------------
Stockholders' Deficit
     Common stock - $0.001 par value;
      50,000,000 shares authorized;
      4,300,000 shares issued and
      outstanding                                    4,300             4,300
     Additional paid-in capital                     87,987            86,583
     Deficit accumulated during the
       development stage                          (146,495)         (143,073)

          Total Stockholders' Deficit               (54,208)         (52,190)
                                                           -----------
-------------
Total Liabilities and Stockholders' Deficit      $     6,900      $     -
                                                         ------------
-------------

The accompanying notes are an integral part of these financial statements.


                      MT. OLYMPUS ENTERPRISES, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENTS OF OPERATIONS


                                                                      For the
                                                                   Cumulative
                                                                  Period from
                                                             January 19, 1987
                                                          (Date of Inception)
                                                                 Through
                    For the Years Ended December 31.         December
                            1996     1995         1994         31, 1996


Income                    $    -      $     -      $    -      $    -

Option Expenses                -            -           -          55,349

Merger and Acquisition
  Expenses                4,332                                    53,304

General and Administrative
   Expenses                 234            367          80         35,486

Interest Expense          2,160          1,900       1,600          5,660

Net Loss Before
Extraordinary Item       (6,726)       (19,773)    (16,835)      (149,799)

Extraordinary Gain from Debt
 Forgiveness,
 Net of Tax of $0 -
 Note 9                   3,304          -              -            3,304

Net Loss              $  (3,422)      (19,773)   (16,835)     $  (146,495)

Net Loss Per Common
 Share Before
 Extraordinary Item   $     -         $     -     $     -     $     (0.04)

Extraordinary Gain
Per Common Share           -                -           -              -

Net Loss Per
Common Share           $     -        $     -      $     -    $     (0.04)

Weighted Average Common
 Shares Outstanding      4,300,000       4,300,000    4,300,000     3,374,829



The accompanying notes are an integral part of these financial statements.


                         MT. OLYMPUS ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENTS OF CASH FLOWS


                                                            For the
                                                            Cumulative
                                                            Period From Jan.
                                                            19, 1987 (Incept.)
                                                            Through December
                                                               31, 1996
                          For the Years Ended December 31,
                          1996           1995         1994

Cash Flows From
Operating Activities
 Net loss              $ (3,422)     $ (19,773)     $ (16,835)   $ (146,495)
 Adjustments to recon-
 cile net loss to
 net cash used by
 operating activities:
   Amortization          -             -              -               5,164
   Expenses paid by
   stockholder            1,404          6,691          5,560        13,655
   Expenses paid
   from deposit with
   legal counsel          3,100     -        -                        3,100
   Increase in accrued
   interest payable       2,160          1,900          1,600          8,160
   (Decrease) Increase
   in accounts payable   (3,242)          11,182          9,675       45,448

Net Cash Used By
Operating Activities       -             -             -             (70,968)

Cash Flows From
Investing Activities

 Payment for
 organization costs         -              -             -             (5,164)

Net Cash Used In
Investing Activities          -           -             -             (5,164)

Cash Flows From
Financing Activities
 Proceeds from notes
 payable to related parties -              -             -           37,000
 Repayment of note
 from related party          -          -             -             (25,000)
 Proceeds from issuance of
 common stock, net of
 offering costs          -              -             -              64,132

  Net Cash Provided
  by Financing Activities               -              -             76,132

Net Decrease In Cash     $     -         $     -        $     -        $


Supplemental Schedule of Noncash Investing and Financing Activities - Note 6

The accompanying notes are an integral part of these financial statements.


                               MT. OLYMPUS
                             ENTERPRISES, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)
                     STATEMENT OF STOCKHOLDERS' DEFICIT




                                          Additional   Deficit
                      Common Stock        Paid-in      Accumulated  Total S.H.
                      Shares     Amount                Development  Deficit
                                                       Stage


Balance, January
19, 1987 (Date of
Inception)             -   $     -    $     -        $  -        $     -

Issuance of common
stock for cash at
$0.01 per share -
January 19, 1987       750,000     750         6,750          -      7,500

Issuance of common
stock for cash in
public offering
at  $0.05 per share
before offering
costs of $8,620,
November 4, 1988     1,290,000   1,290         54,590          -    55,880

Issuance of common
stock to acquire
common stock of Medtest
Inc., at predecessor
cost, $0.01 per share,
December 21, 1988      60,000        60          692          -        752

Issuance of common
stock in payment
of note payable to
shareholders, $0.01
per share,
February 17, 1990   2,200,000    2,200        12,300          -      14,500

Cumulative net
loss through
December 31, 1993      -              -              -  (106,465)  (106,465)

Balance, December
31, 1993            4,300,000     4,300       74,332    (106,465)   (27,833)

Payment of expenses
by a stockholder,
no additional shares
issued                 -              -        5,560          -      5,560

Net loss                 -              -               (16,835)   (16,835)

Balance, December
31, 1994          4,300,000          4,300    74,332    (106,465)

Payment of expenses
by a stockholder,
no additional shares
issued          -             -                 6,691          -      6,691

Net Loss                 -             -             -     (19,773) (19,773)

Balance, December
31, 1995          4,300,000          4,300     86,583     (143,073) (52,190)

Payment of expenses
by a stockholder,
no additional
shares issued          -             -           1,404          -     1,404

Net Loss               -             -             -        (3,422)  (3,422)

Balance, December
31, 1996          4,300,000     $    4,300    $ 87,987  $(146,495)  $(54,208)

The accompanying notes are an integral part of these financial statements.

                                MT. OLYMPUS
                                ENTERPRISES
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

Mt. Olympus Enterprises, Inc. (the Company) was incorporated under the laws of the State of Delaware on January 19, 1987. The Company is considered a development stage enterprise whose principal business activity through 1989 was acquiring, testing, producing and marketing medical technology and products. The Company has pursued various merger and acquisition opportunities since 1989, which it continues to pursue.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

Income Taxes--The Company recognizes a deferred tax asset or liability from temporary differences between the basis of assets and liabilities reported for financial statement purposes and federal and state income tax purposes, and for the tax effect of net operating loss carryforwards. At December 31, 1996, the Company had a net operating loss carryforward in the amount of $140,785 which will expire between 2002 and 2011. The Company has provided a valuation allowance against the resulting deferred tax asset. The deferred tax asset consists of the following at December 31, 1996 and 1995:
                                        December 31,
                                        1996          1995

    Accrued interest              $     1,924     $   1,190
    Net operating loss carry forward   47,867        47,455

    Total Deferred Tax Assets          49,791        48,645
    Valuation Allowance               (49,791)      (48,645)

    Net Deferred Tax Asset         $     -         $     -


Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

NOTE 3--NOTES PAYABLE TO RELATED PARTIES

During 1993, a stockholder acting as agent of the Company, assumed liability for an account payable by signing a personal promissory note for $16,000. The Company agreed to pay this money back to the stockholder. Terms for repayment have not been established; however, interest has been accrued at 10%.

In 1995, a stockholder loaned the Company $3,000 for the purpose of paying expenses. Terms for repayment have not been established; however, interest has been accrued at 12%.

                       MT. OLYMPUS ENTERPRISES, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
                      NOTES TO FINANCIAL STATEMENTS


In October 1996, a stockholder loaned the Company $10,000 to pay costs and expenses to bring the Company's annual reports with the Securities and Exchange Commission current. The terms of the loan give the shareholder priority as to payment when funds are available over other creditors. The loan bears interest at 12 percent per year. As payment of the first six months of interest, the shareholder will be issued 50,000 shares of restricted common stock.

At December 31, 1996, the accrued and unpaid interest on loans from stockholders total $5,660.

NOTE 4--REVERSE STOCK SPLIT AND MERGER RECISION

On April 15, 1994 the Company completed a 1-for-2 reverse stock split in connection with a proposed merger with a privately held Florida Corporation known as Double R Resorts, Inc. The reverse stock split was rescinded at the Company's shareholder meeting in April 1995. The accompanying financial statements have been presented as if no split had ever occurred.
On March 23, 1994 the Company entered into a reorganization agreement with Double R Resorts, Inc. The name of the Company was changed to Double R Resorts, Inc. On September 29, 1994, Double R Resorts, Inc. exercised its rights under the agreement to rescind all transactions and commitments relating to the reorganization. On April 13, 1995 the Board of Directors of the Company voted to change the name of the Company back to Mt. Olympus Enterprises, Inc. The accompanying financial statements have been presented as if the agreement had never taken place. Expenses incurred by the Company in connection with the reorganization agreement have been recognized in the statements of operations.

NOTE 5--GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses since inception of $146,495 and, as of December 31, 1996, the Company's total liabilities exceeded its total assets by $54,208. Those factors, as well as the uncertain conditions that the Company faces regarding its future operations, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is developing a plan to investigate alternative methods of raising capital and pursuing business acquisitions and reorganizations. The ability of the Company to continue as a going concern is dependent upon the plan's success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6--NONCASH INVESTING AND FINANCING ACTIVITIES

During the years ended December 31, 1996, 1995 and 1994, a stockholder paid expenses of the Company in the amount of $1,404, $6,691, and $5,560, respectively. No additional shares of common stock were issued. The payments were accounted for as contributions of additional paid-in capital.

During the year ended December 31, 1990, the Company issued 2,200,000 shares of common stock in payment of a note payable and accrued interest payable to stockholders as follows:

               Note payable from related party          $ 12,000
               Accrued interest payable                    2,500

               Common stock issued                      $ 14,500

In 1996, funds were held and expended by the company's legal counsel. In October 1996, a shareholder loaned the Company $10,000. In November 1996, $3,100 was used to pay Company expenses for a balance of $6,900 at December 31, 1996 held by legal counsel.

NOTE 7--COMMITMENTS AND CONTINGENCIES

The Company is currently (12/31/1996) delinquent in its filing of its annual report with the State of Delaware. The Company has noted an intent to bring its corporate filing and tax filings current as of the date of filing of the 10KSB Report to which these financials are appended.

NOTE 8--DEPOSIT WITH LEGAL COUNSEL

The proceeds from a loan from a shareholder in October 1996 (See Note 3) are held by the Company's legal counsel for expenditure as directed by Management. The unexpended funds held by counsel total $6,900 at December 31, 1996 and are noninterest bearing.

NOTE 9--EXTRAORDINARY GAIN FROM DEBT FORGIVENESS

In 1996, the Company's stock transfer agent forgave amounts owed for services provided totaling $3,404. The transfer agent continues to provide services to the company. As required by generally accepted accounting principles, the gain from the debt forgiveness has been recognized as an extraordinary gain in the accompanying statement of operations for the year end December 31, 1996.