Form 10-Q
period 1997-03-31
MT OLYMPUS ENTERPRISES INC /UT/
filed 1997-07-09
CIK 810365

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                 X       QUARTERLY REPORT PURSUANT TO
                         SECTION 13 OR 15(D) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1997
                        OR
                         TRANSITION REPORT PURSUANT TO
                         SECTION 13 OR 15(D) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM   N/A      TO

          COMMISSION FILE NUMBER :  33-11795

           MT. OLYMPUS ENTERPRISES, INC.
     (Exact name of Registrant as specified in its charter)

                  DELAWARE                       87-0441351
          (State or other jurisdiction of   (I.R.S. Employer
          incorporation or organization)     Identification #)


                5110 South 800 East
                Salt Lake City, Utah  84117
  (Address of principal executive offices) (Zip Code)

                        (801) 262-2265
     (Registrant's telephone number, including area code)

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 12, 13, or 15(d) of the Securities of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

          YES  X     NO  as to filing      YES   X    NO        as to filing
                                                                requirement

               The number of shares outstanding at March 31, 1997: 4,300,000

          Copies of Any Responses To:



            Mr. Julian D. Jensen, Esq.
     Attorney for Mt. Olympus Enterprises, Inc.
            311 South State, Suite 380
             Salt Lake City, UT  84111
                       (801) 531-6600
           MT. OLYMPUS ENTERPRISES, INC.

                       INDEX


                                                                       Page
     PART I.   FINANCIAL INFORMATION

               Item 1.  Financial Statements                           Exhibit

               Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations...   4



     PART II.  OTHER INFORMATION


              Item 4.  Submission of Matters to a Vote of
                       Security Holders                       5

              Item 5.  Other Information                      5

              Item 6.  Exhibits                               5









     [Inapplicable Items Have Been Omitted]

          PART I. - Financial Information

     Item 1. Financial Statements.  [Unaudited]

               Financial statements for the quarterly period ended March 31, 1997 are attached hereto and made a part of this Report.

     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations.

               (a) Operations & Liquidity - For the three (3) month period ending March 31, 1997, on an unaudited basis, the Company had a net loss of Ten Thousand Forty Dollars ($10,040.00) compared to a loss of Six Hundred Sixty-Three Dollars ($663.00) for the comparative period in 1996. Management also notes there are Three Thousand Five Hundred Fifty-Six Dollars ($3,556.00) in current assets with current liabilities of Sixty-Six Thousand Four Hundred Eighty-Two Dollars ($66,482.00). As a result, the Company has a deficit in working capital as of March 31, 1997 of Sixty-Two Thousand Nine Hundred Twenty-Six Dollars ($62,926.00). The company has an accumulated deficit since inception of One Hundred Fifty-Six
     Thousand Five Hundred Thirty-Five Dollars ($156,535.00).    A
     substantial portion of the accumulated deficit arose from the expenditure of the initial capitalization of the Company. The independent auditors for the Company have indicated a reservation that the Company may qualify as a going concern.

               During the quarter ended March 31, 1997, the Company has expended Nine Thousand Two Hundred Sixteen Dollars
     ($9,216.00) in merger and reorganization expenses.

               As previously set-out in the 1996 Form 10-KSB Annual Report, the Company has a relationship with Mr. Dennis G. Madsen, as a promotor and shareholder of the Company, to act as a special agent for the Company in attempting to find business acquisition, merger or reorganization opportunities for the Company. This relationship exists on a to be determined fee basis and with Mr. Madsen agreeing to serve in such capacity based upon his prospective sharehold interest in the Company in the event such acquisition is completed, and for other fees as may be negotiated.

               Mr. Madsen has been successful in introducing the Company to various entities seeking to conduct their business through a public company. As of the date of this Report, no commitments to proceed with any acquisition, merger, or related transaction has been finalized. However, reporting prospectively after the date of this Report, the Company has filed an 8-K Report on May 8, 1997 outlining the terms of a proposed reorganization and merger with a company known as Afritel, Inc. This prospective event is more fully reported in the 8-K filing and under subparagraph (c) below. The Company has determined not to make any further announcement of any such transaction or to further report the same until a final agreement is entered.

               (b) Results of Operations - The Company has been inactive since the termination of its prior agreement with Medtest Corporation in approximately June of 1989. Prior to that date, the Company had expended all of its liquid assets in attempting to maintain the Medtest licensing option and to supply funding for development of such product. Since that date, the Company has made various attempts to enter into acquisition or reorganization agreements with various entities; none of which have been successful except as noted herein. The description of those aborted efforts have been previously reported and are not deemed material to this Reporting statement. The Company does not presently have any income or revenues and has various outstanding debts as generally described above and primarily for legal and accounting services, which are presently unpaid.

               There will be no prospect for future revenues, income, or debt repayment until or unless there is the consummation of the preliminary reorganization agreement, merger or acquisition as generally described under subparts (c) below.

               Mr. Madsen and other shareholders have advanced for the Company approximately Twenty-Nine Thousand Dollars
     ($29,000.00) to date in 1997 to pay for registration, filing, licensing, reorganizational and related services; primarily to professionals, both historic and current, as retained by the Company. The Company has had no revenues or other source of funds.

               No salary or other remuneration has been paid in 1997 to any officer or director and no compensation is anticipated until or unless the Company is able to engage in some business pursuit. The Company has no employees and does not anticipate any employees.
     Mr. Madsen intends to make a demand for repayment of loans if the Company has future profits.

               (c) Significant Events - IN THE INTEREST OF FULL DISCLOSURE, THE COMPANY PROSPECTIVELY REPORTS that as of May 8, 1997, the Company filed an 8-K Report during this quarterly period indicating the general terms and provisions of a preliminary letter of intent for a merger and reorganization with a privately-held Texas corporation known as Afritel, Inc. It is not the intent of the Company to set-out, in the same detail or particularity, the terms or provisions of that proposed reorganization as outlined and supported by relevant documents as filed in the 8-K Report.
     Each prospective investor or other interested party may contact directly the company and obtain a copy of the 8-K Report as filed. Additionally, copies of the 8-K may be obtained from the SEC directly through its public document facilities.

               In essential terms, and as limited and prescribed by the more detailed information of the 8-K filing, the Company has entered into a preliminary letter of intent with Afritel by which the Company would be merged into Afritel with Techstar being the surviving entity. It is further proposed that after completion of the merger, which will require subsequent shareholder vote and approval, the name of the corporation would be changed to Afritel and the Company would engage in anticipated wireless telephone services and equipment sales in various nations of Africa. The proposed merger would also require a forty-three-to-one (43:1) reverse split of the Company's presently issued and outstanding shares.

               At present, there is pending before the formal submission of the Plan and Agreement of Reorganization to the shareholders of each company, the completion of a Private
     Placement Offering by Afritel, which is a necessary term and condition to go forward with the Reorganization Agreement. The
     Company can not make or project a definitive time in which this Private Placement funding may be completed, if at all, but is optimistic that the same will be completed and funded within the next sixty (60) days. Promptly after completion of the Private Placement Offering by Afritel, the Company intends to formally notice a Proxy Solicitation to its shareholders to vote upon the proposed specific terms of Reorganization and Merger as generally outlined above. Each shareholder will be given a subsequent opportunity to vote for or against the proposed merger after a more complete disclosure of details. At the time of the proposed Proxy Solicitation, it is intended that consolidated financial statements will be provided for Afritel and MOE to provide an accurate financial picture of the proposed company in the event of the merger and reorganization. At the present time, and until the completion of the Afritel Private Placement Offering, it is generally believed that Afritel does not have any substantial assets, income or other business purpose, and would not significantly alter or change the financial statements attached hereto. No value has been presently prescribed to the intangible business concepts and plan of Afritel. Afritel has no present assets or other tangible equipment.

               In all events, the Agreement of Reorganization is a preliminary agreement and cannot be deemed to be vested or final until such time as the completion of the Private Placement Offering by Afritel and the formal submission of the Plan and Agreement - yet to be entered in final form - to a vote and approval of the respective shareholders. If either the Afritel Private Placement is not completed, or the shareholders do not approve the final terms and Plan of Reorganization, then the merger will not occur and MOE will not have any other present prospects for other business activities.

               As noted above, financial data for Afritel is not yet available and will not be supplied until the Proxy Materials are provided to each shareholder. Any further questions or inquiries concerning the proposed Reorganization should be directed to the Company at its address indicated above; or, questions may be directed to the Company's legal counsel, Mr. Julian D. Jensen of 311 South State, Suite 380, Salt Lake City, UT 84111, at (801) 531-6600. Further, direct questions may be directed to Mr. Richard Furlin, as the Chief Financial Officer for Afritel, at 700 Gemini Street, Houston, TX 77058; Telephone - (281) 488-3883.

               The Company also reports, prospectively, and as set-out in more detail in the 8-K filing, that it has entered into a loan transaction wherein Mr. Dennis Madsen, as a principal agent for the Company for acquisitions, entered into a private loan obligation with a third party for approximately Sixty Thousand Dollars ($60,000.00). The Company is not a direct party to such loan, but agreed to the prospective issuance of Five Million (5,000,000) of its shares to secure such loan upon and in consideration for receiving the discharge and payments of all of its debts and obligations, as of approximately April 15, 1997, from the proceeds of this third party loan. These matters are more fully and particularly set-out with supporting documentation in the 8-K filing.

               It is anticipated that should the Reorganization be completed with Afritel, Mr. Madsen will receive Five Hundred
     Thousand (500,000) shares of stock of the Company as part of deferred compensation for consulting and finding efforts related to the Reorganization with Afritel, and that from this 500,000 shares, he will assign a portion of such stock to fully discharge and pay the debt obligation owing by Mr. Madsen to the third party. The balance of the shares authorized to be issued (4,500,000) will be issued to the Afritel shareholders as part of the Reorganization after the reverse split to existing shareholders.

           PART II. - Other Information

     Item 4. Submission of Matters to a Vote of Security Holders

          None during reporting quarter.

     Item 5. - Other Information.

               Any shareholder not receiving the 1996 Annual Report on Form 10-KSB or wanting a copy of the May 8, 1997 8-K Report may obtain a copy without charge by contacting the Company.

     Item 6.  Exhibits and Reports on Form 8-K.

               (a)  Unaudited Accounting Schedules - Attached.

               (b) The Company has not filed a Form 8-K during the quarter reported upon, but has elected to prospectively report the filing on Form 8-K, as of May 8,1997. See above.



                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MT. OLYMPUS ENTERPRISES, INC.

     Date: 7/7/1997            By
                               L. Kent Mackay
                               President/Director



                              BY
                              Dave Winters
                              Secretary/Treasurer
                              Acting as Chief Financial Officer





                  MT. OLYMPUS ENTERPRISES, INC.
                 (A Development Stage Enterprise)









                  CONDENSED FINANCIAL STATEMENTS









           As of March 31, 1997 and December 31, 1996, for the Three Months Ended March 31, 1997 and 1996, and for the Cumulative Period From January 19, 1987
      (Date of Inception) through March 31, 1997

HANSEN, BARNETT & MAXWELL
                   A Professional Corporation
                  CERTIFIED PUBLIC ACCOUNTANTS

                                                      (801) 532-2200
   Member of AICPA Division of Firms                Fax (801) 532-7944
           Member of SECPS                     345 East Broadway, Suite 200
Member of Summit International Associates     Salt Lake City, Utah 84111-2693






                REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Mt. Olympus Enterprises, Inc.


The accompanying condensed balance sheets of Mt. Olympus Enterprises, Inc.
(a development stage enterprise) as of March 31, 1997 and December 31, 1996, the condensed statements of operations for the three months ended March 31, 1997 and 1996 and for the period January 19, 1987 (date of inception) through
 March 31, 1997, and the condensed statements of cash flows for the three months ended March 31, 1997 and 1996 and for the period January 19, 1987 through March 31, 1997, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.






Salt Lake City, Utah
June 20, 1997

                  MT. OLYMPUS ENTERPRISES, INC.
                 (A Development Stage Enterprise)
                     CONDENSED BALANCE SHEETS
                           (Unaudited)


                                             March 31,      December 31,
                                             1997           1996
                                ASSETS

Current Assets
         Deposit with legal counsel            $    3,360    $  6,900
         Prepaid expenses                             196       -

              Total Current Assets                   3,556      6,900

Total Assets                                    $     3,556     6,900



                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
         Accounts payable                        $   31,032    26,448
         Accrued interest                             6,450     5,660
         Notes payable to related parties            29,000    29,000

            Total Current Liabilities                66,482    61,108

Stockholders' Deficit
         Common stock - $.001 par value; 50,000,000
           shares authorized; 4,300,000 shares issued
           and outstanding                             4,300   4,300
  Additional paid-in capital                          89,309  87,987
  Deficit accumulated during the development stage  (156,535)(146,495)

         Total Stockholders' Deficit                  (62,926)(54,208)

Total Liabilities And Stockholders' Deficit        $   3,556    6,900



                     MT. OLYMPUS ENTERPRISES, INC.
                    (A Development Stage Enterprise)
                   CONDENSED STATEMENTS OF OPERATIONS







                             For the Three Months
                             March 31, 1997
                                                         For the Cumulative

                                                             January 19, 1987
                                                             (Date of Incep.)
                                      1997           1996    Through 3/31/97


Income                              $     -         $    -    $       -

Option Expenses                           -              -          55,349

Merger and Reorganization Expenses      9,216            92         62,520

General and Administrative Expenses        34            51         35,520

Interest Expense                          790           490          6,450

Net Loss Before Extraordinary Item    (10,040)          (633)     (159,839)

Extraordinary Gain from Debt
   Forgiveness, net of Tax of $0            -              -          3,304

Net Loss                            $ (10,040)       $  (633)  $   (156,535)

Net Loss Per Common Share
   Before Extraordinary Item        $       -         $   -    $      (0.05)

Extraordinary Gain Per Common Share         -             -              -

Net Loss Per Common Share                       -      $   -    $       (0.05


Weighted Average Common              4,300,000         4,300,000     3,397,189
Shares Outstanding








                         Mt. Olmpus Enterprises, Inc.
         See the accompanying notes to condensed financial
                                statements.

                  CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)






                                                                  For the
                                                                  Cumulative
                                                                  Period From
                                        For the Three Months       Incep.
                                        1997        1996           3/31/97





Cash Flows From Operating Activities
  Net loss                              $ (10,040)  $  (633)       $ (156,535)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
  Amortization                               -           -              5,164
  Expenses paid by stockholder             1,322       1,222           14,977
  Expenses paid from deposit
  with legal counsel                       3,540         -              6,640
  Increase in prepaid expenses              (196)        -               (196)
  Increase in accrued interest payable       790         490            8,950
  Increase (decrease) in accounts payable  4,584      (1,079)          50,032


  Net Cash Used By Operating Activities       -           -           (70,968)

Cash Flows From Investing Activities
  Payment for organization costs              -           -            (5,164)

  Net Cash Used In Investing Activities       -           -            (5,164)

Cash Flows From Financing Activities
  Proceeds from notes payable
  to related party                            -           -            37,000
  Repayment of note from related party        -           -           (25,000)
  Proceeds from issuance of common stock,
  net of offering costs                       -           -            64,132

  Net Cash Provided By Financing Activities   -           -            76,132

Net Decrease In Cash                        $ -         $ -        $      -







                       MT. OLYMPUS ENTERPRISES, INC.
     See the accompanying notes to condensed financial statements.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)




NOTE 1--CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company, and are not audited. All adjustments necessary for fair presentation have been included, and consist only of normal recurring adjustments. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-KSB. The financial position and results of operations presented in the accompanying financial statements are not necessarily indicative of the results to be generated for the remainder of 1997.

NOTE 2--SUBSEQUENT EVENTS

On April 24, 1997 the Company entered into a preliminary letter of intent for reorganization with a privately held Texas corporation known as Afritel Telecommunications, Inc. (Afritel). As part of the reorganization, the Company agreed to complete a 1- for-43 reverse stock split of the presently issued and outstanding 4,300,000 shares, resulting in 100,000 shares being outstanding upon consummation of the reorganization. The Company would then issue a controlling interest of 4,500,000 shares (post-split) to Afritel shareholders in exchange for all of Afritel's outstanding stock and 500,000 shares (post-split), as a fee and for debt conversion as explained below, to a shareholder acting as an agent for the Company in this transaction. The Company would then change its name to Afritel, elect a new Board of Directors, and attempt to develop a telecommunications system in Zaire and/or other developing African nations. The reorganization is contingent upon Afritel obtaining $500,000 through a private placement offering. None of the transactions contemplated in the reorganization with Afritel have been reflected in the accompanying condensed financial statements.

As part of the reorganization, the Company must relieve itself of all currently outstanding liabilities. In June 1997, a shareholder personally assumed all outstanding liabilities of the Company in exchange for an obligation by the Company to the shareholder. The obligation to the shareholder is then planned to be settled as partial consideration for the Company's issuing 500,000 common shares to the shareholder, as explained above. The shareholder personally borrowed $60,000 in private financing and intends to use a portion of the borrowed funds to satisfy the assumed debts. As collateral for the assumption of the debt, the Company authorized 5,000,000 shares (pre-split) which may be issued to the shareholder in lieu of repayment if the reorganization does not take place.
     MTOLY.3/MTOLY10Q.697