Form 10-Q
period 1997-06-30
MT OLYMPUS ENTERPRISES INC /UT/
filed 1997-08-15
CIK 810365

FORM 10-QSB

          SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                      X       QUARTERLY REPORT PURSUANT TO SECTION
                              13 OR 15(D) OF THE SECURITIES EXCHANGE
                              ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1997
                                  OR
                              TRANSITION REPORT PURSUANT TO SECTION
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

         Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

          X     NO          as to filing      YES   X    NO   as to filing
                                                                  requirement

              The number of shares outstanding at June 30, 1997: 4,300,000


               Copies of Any Responses To:



                      Mr. Julian D. Jensen, Esq.
              Attorney for Mt. Olympus Enterprises, Inc.
                      311 South State, Suite 380
                       Salt Lake City, UT  84111
                                 (801) 531-6600

                     MT. OLYMPUS ENTERPRISES, INC.

                                 INDEX

                                                                Page
          PART I.   FINANCIAL INFORMATION

                    Item 1.  Financial Statements  . Exhibit

                         Item 2.  Management's Discussion and Analysis of
                            Financial Condition and Results of Operations   4



          PART II.  OTHER INFORMATION


                       Item 4.  Submission of Matters to a Vote of
                              Security Holders        . .5

                       Item 5.  Other Information  5                 .

                       Item 6.  Exhibits 5                 .









               [Inapplicable Items Have Been Omitted]

               PART I. - Financial Information

          Item 1. Financial Statements.  [Unaudited]

                    Financial statements for the quarterly period ended June 30, 1997 are attached hereto and made a part of this Report.

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (a) Operations & Liquidity - For the three (3) month period ending June 30, 1997, on an unaudited basis, the Company had a net income of Sixteen Thousand Eight Hundred Sixty-nine Dollars ($16,869.00) compared to net income of One Thousand Eighty-one Dollars ($1,081.00) for the comparable period in 1996. These net income figures were primarily attributable to debt forgiveness in both quarters. Management also notes there are One Hundred Thirty-seven Dollars ($137.00) in current assets with current liabilities of One Thousand Eight Hundred and Seven Dollars ($1,807.00). As a result, the Company has a deficit in working capital as of June 30, 1997 of One Thousand Six Hundred Seventy Dollars ($1,670.00).
  The company has an accumulated deficit since inception of One Hundred
  Thirty-nine Thousand Six Hundred Sixty-six Dollars ($139,666.00).    A
  substantial portion of the accumulated deficit arose from the expenditure of the initial capitalization of the Company. The independent auditors for the Company have indicated a reservation that the Company may qualify as a going concern.

                    As more particularly described under the following subparagraph (c), the Company has secured with a subscription right to 5,000,000 of its shares a third partly loan to Mr. Madsen which was employed, in substantial part, to retire all liabilities of the Company through April 15, 1997. Accordingly, the only remaining current liabilities of the Company for services, principally legal and accounting, rendered to the Company since April 15, 1997.

                    During the quarter ended June 30, 1997, the Company has expended approximately Five Thousand Three Hundred Thirty-seven Dollars ($5,337.00) in its current merger and reorganization related expenses.

                    As previously set-out in the 1996 Form 10-KSB Annual Report, the Company has a relationship with Mr. Dennis G. Madsen, as a promotor and shareholder of the Company, to act as a special agent for the Company in attempting to find business acquisition, merger or reorganization opportunities for the Company. This relationship in the presently pending reorganization exists on a to be issued share basis where Mr. Madsen and assigns will receive up to Five Hundred Thousand shares (500,000) upon the successful completion of the Afritel Merger.

                   Mr. Madsen has been successful in introducing the Company to various entities seeking to conduct their business through a public company. As of April 24, 1997, the Company has entered a preliminary agreement to proceed with a "reverse acquisition" whereby the Company would merge with a private corporation known as Afritel, Inc. with the Company as the surviving entity, but adopting the name Afritel and engaging in Afritel's intended business activities of providing telephone services in developing African Nations. The Merger cannot be finalized until and unless Afritel completes a pending private placement offering and the matter is submitted to shareholder vote.

                    The Company filed an 8-K Report on May 8, 1997 outlining the terms of the proposed reorganization and merger with Afritel. These events are more fully reported in the 8-K filing and under subparagraph (c) below. The Company has determined not to make any further announcements related to the transaction until the Merger is completed and ratified by the shareholders of both companies.

                    (b) Results of Operations - The Company has been inactive since the termination of its prior agreement with Medtest Corporation in approximately June of 1989. Prior to that date, the Company had expended all of its liquid assets in attempting to maintain the Medtest licensing option and to supply funding for development of such product. Since that date, the Company has made various attempts to enter into acquisition or reorganization agreements with various entities; none of which have been successful, except as noted herein. The descriptions of those aborted efforts have been previously reported and are not deemed material to this Reporting Statement. The Company does not presently have any revenues and has various outstanding current liabilities, as generally described above, and primarily incurred for legal and accounting services.

                    There will be no known prospect for future revenues, income, or debt repayment until or unless there is the consummation of the preliminary reorganization agreement, merger or acquisition as generally described under subpart (c) below.

                    Mr. Madsen has assumed debts for the Company of approximately Forty-four Thousand Three Hundred Eighty-seven Dollars ($44,387.00) to date in 1997 to pay for registration, filing, licensing, reorganizational and related services. These sums were primarily paid to professionals, both historic and current, as retained by the Company. The Company has had no revenues or other source of funds.

                    No salary or other remuneration has been paid in 1997 to any officer or director and no compensation is anticipated until or unless the Company is able to engage in some business pursuit. The Company has no employees and does not anticipate any employees.

                    (c) Significant Events - As of May 8, 1997, the Company filed an 8-K Report during this quarterly period indicating the general terms and provisions of a preliminary letter of intent for a merger and reorganization with a privately-held Texas corporation known as Afritel, Inc. It is not the intent of the Company to set-out in the same detail or particularity the terms or provisions of that proposed reorganization as outlined and supported by relevant documents as filed in the 8-K Report. Each shareholder or other interested party may contact directly the company and obtain a copy of the 8-
 K Report as filed. Additionally, copies of the 8-K may be obtained from the SEC directly through its public document facilities.

                In essential terms, and as limited and prescribed by the more detailed information of the 8-K filing, the Company has entered into a preliminary letter of intent with Afritel by which the Company would be merged into Afritel with Mt. Olympus being the surviving entity. It is further proposed that after completion of the merger, which will require subsequent shareholder vote and approval, the name of the corporation would be changed to Afritel and the Company would engage in anticipated wireless telephone services and equipment sales in various nations of Africa. The proposed merger would also require a forty-three-to-one (43:1) reverse split of the Company's presently issued and outstanding shares.

                    At present, there is pending before the formal submission of the Plan and Agreement of Reorganization to the shareholders of each company the completion of a Private Placement Offering by Afritel, which is a necessary term and condition to go forward with the Reorganization
Agreement. The Company can not make or project a definitive time in which this Private Placement funding may be completed, if at all, but is optimistic that the same will be completed and funded within the next sixty (60) days. Promptly after completion of the Private Placement Offering by Afritel, the Company intends to formally notice a Proxy Solicitation to its shareholders to vote upon the proposed specific terms of Reorganization and Merger as generally outlined above. Each shareholder will be given a subsequent opportunity to vote for or against the proposed merger after a more complete disclosure of details. At the time of the proposed Proxy Solicitation, it is intended that consolidated financial statements will be provided for Afritel and MOE to provide an accurate financial picture of the proposed company in the event of the merger and reorganization. At the present time, and until the completion of the Afritel Private Placement Offering, it is generally believed that Afritel does not have any substantial assets, income or other business purpose, and would not significantly alter or change the Mt. Olympus financial statements attached hereto. No value has been presently prescribed to the intangible business concepts and plan of Afritel.
Afritel has no present assets or other tangible equipment.

               In all events, the Agreement of Reorganization is a preliminary agreement and cannot be deemed to be vested or final until such time as the completion of the Private Placement Offering by Afritel and the formal submission of the Plan and Agreement to a vote and approval of the respective shareholders. If either the Afritel Private Placement is not completed, or the shareholders do not approve the final terms and Plan of Reorganization, then the merger will not occur and MOE will not have any other present prospects for other business activities.

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

               The Company also reports, as part of the reorganization effort and as set-out in more detail in the 8-K filing, that the Company has secured a loan transaction wherein Mr. Dennis Madsen, as a principal agent for the Company for acquisitions, entered into a private loan obligation with a third party for approximately Sixty Thousand Dollars ($60,000.00). The Company is not a direct party to such loan, but agreed to the prospective issuance of Five Million (5,000,000) of its shares to secure such loan upon and in consideration for receiving the discharge and payment of all of its debts and obligations, as of approximately April 15, 1997, from the proceeds of this third party loan.

                It is anticipated that should the Reorganization be completed with Afritel, Mr. Madsen or assigns will receive Five Hundred Thousand (500,000) shares of stock of the Company for prior loans and advances, as well as for deferred compensation for consulting and finding efforts related to the Reorganization with Afritel. From this 500,000 shares, Mr. Madison will assign a portion of such stock to fully discharge and pay the debt obligation owing by Mr. Madsen to the third party. In consideration for this arrangement Mr. Madsen has relinquished all loans and other obligations previously owed to him by the Company. The balance of the shares authorized to be issued (4,500,000) will be issued to the Afritel shareholders as part of the Reorganization after the reverse split to existing shareholders. IF THE REORGANIZATION IS NOT COMPLETED THE THIRD PARTY PRIVATE
LEADER WILL
RECEIVE ALL OR MOST OF THE 5,000,000 SHARES TO BE ISSUED PURSUANT TO
THE
SUBSCRIPTION RIGHT, AND WHICH SUBSCRIBED SHARES HAVE BEEN PLEDGED
AS
SECURITY FOR HIS LOAN.

                     PART II. - Other Information

          Item 4. Submission of Matters to a Vote of Security Holders

                    None during reporting quarter.

          Item 5. - Other Information.

                    Any shareholder not receiving the 1996 Annual Report on Form 10-KSB subsequent March 31, 1997 10-QSB Report, or wanting a copy of the May 8, 1997 8-K Report may obtain a copy without charge by contacting the Company.

          Item 6.  Exhibits and Reports on Form 8-K.

                    (a)  Unaudited Accounting Schedules - Attached.

                    (b) The Company filed a Form 8-K during the quarter reported as of May 8,1997. See above.



                              SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by th undersigned thereunto duly authorized.

                               MT. OLYMPUS ENTERPRISES, INC.

          Date:8/14/97                      By
                                L. Kent Mackay
                                President/Director

          Date:8/14/97                      By
                                 Dave Winters
                                 Secretary/Treasurer
                                 Acting as Chief Financial Officer