Form 10QSB
period 1997-09-30
MT OLYMPUS ENTERPRISES INC /UT/
filed 1998-06-22
CIK 810365

FORM 10-QSB

             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                      X       QUARTERLY REPORT PURSUANT TO
                              SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1997
                                  OR
                              TRANSITION REPORT PURSUANT TO
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

          The number of shares outstanding at September 30, 1997: 4,300,000

                               Notice of Delinquent Filing

               The Company is filing this 10-QSB Report on a delinquent basis due to the prior unavailability of funds to pay for a timely filing. All prior reports since and including the 1996 10-KSB Report have been timely filed. Subsequent reports to bring the Company current on its Reporting Requirements under the Securities and Exchange Act of 1934 through the date of this actual filing, June 1998, are being concurrently filed.

               The Company has attempted to conform this filing for accuracy to events extent as of the date of actual filing, June 1998, in the narrative materials. The financials are completed as of the actual required reporting date of September 30, 1997 on an unaudited basis. Changes mandated are indicated by bold faced bracketed wording in the narrative sections.

                      Copies of Any Responses To:


                      Mr. Julian D. Jensen, Esq.
              Attorney for Mt. Olympus Enterprises, Inc.
                      311 South State, Suite 380
                       Salt Lake City, UT  84111
                                 (801) 531-6600




                     MT. OLYMPUS ENTERPRISES, INC.

                                 INDEX

                                                                Page
          PART I.   FINANCIAL INFORMATION

                    Item 1.  Financial Statements.             Exhibit

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


               [Inapplicable Items Have Been Omitted]

               PART I. - Financial Information

          Item 1. Financial Statements.  [Unaudited]

                    Financial statements for the quarterly period ended September 30, 1997 are attached hereto and made a part of this Report.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (a) Operations & Liquidity - For the three (3) month period ending September 30, 1997, on an unaudited basis, the Company had a net loss of Three Thousand Six Hundred and Four dollars ($3,604.00) compared to a net loss of Two Thousand Three Hundred Eleven dollars ($2,311.00) for the comparable period in 1996. These loss figures were primarily attributable to ongoing reporting and filing expenses with attendant legal and accounting charges. Management also notes there are Seventy Eight dollars ($78.00) in current assets with current liabilities of Five Thousand and Eighty Two dollars ($5,082.00 ). As a result, the Company has a deficit in working capital as of September 30, 1997 of Five Thousand and Four dollars ($5,004.00). The Company has an accumulated deficit since inception of One Hundred Forty Three Thousand, Two Hundred Seventy dollars ($143,270.00). A substantial portion of the accumulated deficit arose from the expenditure of the initial capitalization of the Company. The independent auditors for the Company have indicated a reservation that the Company may qualify as a going concern.

                    As more particularly described under the following subparagraph (c), the Company has secured in April 1997 through a subscription right to 5,000,000 of its shares a third party loan to Mr. Dennis Madsen which was employed, in substantial part, to retire all liabilities of the Company through April 15, 1997. Accordingly, the only remaining current liabilities of the Company are for services, principally legal and accounting, rendered to the Company since April 15, 1997.

                    During the quarter ended September 30, 1997, the Company has expended approximately Three Thousand Two Hundred Thirty Eight dollars ($3,238.00) in its current merger and reorganization related expenses.

                    As previously set-out in the 1996 Form 10-KSB Annual
          Report, the Company has a relationship with Mr. Dennis G. Madsen, as a promotor and shareholder of the Company, to act as a special agent for the Company in attempting to find business acquisition, merger or reorganization opportunities for the Company. This relationship in the presently pending reorganization exists on a to be issued share basis where Mr. Madsen and assigns will receive up to Five Hundred Thousand of the Company's shares (500,000) upon the successful completion of the Afritel Merger. [Subsequent to the date this Report became due the Company terminated its negotiations with Afritel and mutually agreed with Mr. Madsen to cancel all shares to be carried by him related to this transaction.]

                    Mr. Madsen has been successful in introducing the Company to various entities seeking to conduct their business through a public company. As of April 24, 1997, the Company had entered a preliminary agreement to proceed with a "reverse acquisition" whereby the Company would merge with a private corporation known as Afritel, Inc. with the Company as the surviving entity, but adopting the name Afritel and engaging in Afritel's intended business activities of providing telephone services in developing African Nations. The Merger cannot be finalized until and unless Afritel completes a pending private placement offering and the matter is submitted to shareholder vote. [This Report is being filed on a delinquent basis. The Company wishes to report the Afritel discussions were subsequently terminated, and all agreements rescinded without the exchange of anything of value by either party.]

                    The Company filed an 8-K Report on May 8, 1997 outlining the terms of the proposed reorganization and merger with Afritel. These events are more fully reported in the 8-K filing and under subparagraph (c) below. The Company has determined not to make any further announcements related to the transaction until the Merger is completed and ratified by the shareholders of both companies. [See note on termination above.]

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

                    There will be no known prospect for future revenues, income, or debt repayment until or unless there is the consummation of a reorganization agreement, merger or acquisition as generally described herein.

                    Mr. Madsen has paid debts for the Company of approximately Forty-four Thousand Three Hundred Eighty-seven Dollars ($44,387.00) to date in 1997 to pay for registration, filing, licensing, reorganizational and related accounting and legal services. These sums were primarily paid in April, 1997 to professionals, both historic and current, as retained by the Company. The Company has had no revenues or other source of funds.

                    No salary or other remuneration has been paid in 1997 to any officer or director and no compensation is anticipated until or unless the Company is able to engage in some business pursuit. The Company has no employees and does not anticipate any employees.

                    (c) Significant Events - As of May 8, 1997, the Company filed an 8-K Report during this quarterly period indicating the general terms and provisions of a preliminary letter of intent for a merger and reorganization with a privately-held Texas corporation known as Afritel, Inc. It is not the intent of the Company to set-out in the same detail or particularity the terms or provisions of that proposed reorganization as outlined and supported by relevant documents as filed in the 8-K Report. [Particularly, since the closing date of this delinquent filing such preliminary agreement was mutually rescinded, without the exchange of anything of value.]

                    The Company also reported, as part of the reorganization effort and as set-out in more detail in the earlier 8-K filing of May 8, 1997 that the Company has secured a loan transaction wherein Mr. Dennis Madsen, as a principal agent for the Company for acquisitions, entered into a private loan obligation with a third party for approximately Sixty Thousand Dollars ($60,000.00). The Company is not a direct party to such loan, but agreed to the prospective issuance of Five Million (5,000,000) of its shares to secure such loan upon and in consideration for receiving the discharge and payment of all of its debts and obligations, as of approximately April 15, 1997, from the proceeds of this third party loan.


                    It is anticipated that should any reorganization, acquisition or merger occur, the 5,000,000 share subscription commitment to Mr. Limpert will most likely be adjusted to accommodate any such reorganization upon terms acceptable to all interested parties. Mr. Madsen will continue as an agent for the Company to find suitable reorganization candidates for a to be negotiated fee.

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

          Item 6.  Exhibits and Reports on Form 8-K.

                    (a)  Unaudited Accounting Schedules - Attached.

                    (b) The Company filed no Form 8-K during the quarter reported as of September 30,1997. See above.



                              SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MT. OLYMPUS ENTERPRISES, INC.

          Date:                                By

                                               L. Kent Mackay
                                               President/Director

          Date:                                By

                                               Dave Winters
                                               Secretary/Treasurer
                                               Acting as Chief Financial Officer

                    MT. OLYMPUS ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                       CONDENSED BALANCE SHEET
                             (Unaudited)


                                                       September 30,
                                                            1997
                                                        -----------
                                  ASSETS

Current Assets
     Prepaid expenses                                   $        78
                                                        -----------
          Total Current Assets                                   78
                                                        -----------
Total Assets                                            $        78
                                                        ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT


Current Liabilities
     Accounts payable                                   $     4,153
     Convertible debt                                        60,000
                                                        -----------
          Total Current Liabilities                          64,153
                                                        -----------
Stockholders' Deficit
     Common stock - $.001 par value; 50,000,000
       shares authorized; 4,300,000 shares issued
       and outstanding                                        4,300
     Additional paid-in capital                              89,579
     Deficit accumulated during the development stage      (157,954)
                                                        -----------
          Total Stockholders' Deficit                       (64,075)
                                                        -----------
Total Liabilities And Stockholders' Deficit             $        78
                                                        ===========

See the accompanying notes to condensed financial statements.



                       MT. OLYMPUS ENTERPRISES, INC.
                     (A Development Stage Enterprise)
                    CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                                For the
                                                                Cumulative
                                                                Period From
                                                                January 19,
                                                                1987 (Date
                              For the Three        For the Nine     of Inception
                              Months Ended         Months Ended     Through
                              September 30,        September 30,    September
                                1997      1996        1997     1996     30, 1997
                           ---------  ---------  ---------  ---------  ---------
Income                   $       -  $       -  $       -  $       -  $       -

Option Expenses                  -          -          -          -     55,349

Merger and Reorganization
 Expenses                     17,922      1,770     32,475      3,514     85,779

General and Administrative
 Expenses                        366         51        496        183     35,982

Interest Expense                  -        490      1,054      1,470      6,714
                    ---  ---------  ---------  ---------  ---------
Net Loss Before Extraordinary
 Item                       (18,288)    (2,311)   (34,025)    (5,167)  (183,824)
                          ---------  ---------  ---------  ---------  ---------
Extraordinary Gain from
 Debt Forgiveness, net of
 Tax of $0                         -          -     22,566      3,304     25,870
                           ---------  ---------  ---------  ---------  ---------
Net Loss                  $ (18,288) $  (2,311) $ (11,459) $  (1,863) $(157,954)
                           ---------  ---------  ---------  ---------  ---------
Net Income (Loss) Per Common
 Share Before Extraordinary
 Item                     $       -  $       -  $       -  $       -  $   (0.05)
                           ---------  ---------  ---------  ---------  ---------
Extraordinary Gain Per Common
 Share                             -          -          -          -       0.01
                           ---------  ---------  ---------  ---------  ---------
Net Loss Per Common Share $       -  $       -  $       -  $       -  $   (0.04)
                           =========  =========  =========  =========  =========
Weighted Average Common Shares
  Shares Outstanding      4,300,000  4,300,000  4,300,000  4,300,000  3,439,475
                           =========  =========  =========  =========  =========

See the accompanying notes to condensed financial statements.



                       MT. OLYMPUS ENTERPRISES, INC.
                     (A Development Stage Enterprise)
                    CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                              For the
                                                             Cumulative
                                                             Period From
                                                             January 19,
                                                            1987 (Date of
                                           For the Nine       Inception)
                                           Months Ended        Through
                                           September 30,     September 30,
                                          1997        1998        1997
                                       ----------  ----------  ----------
Cash Flows From Operating Activities
   Net loss                            $  (11,459) $   (1,863) $ (157,954)
   Adjustments to reconcile net
    loss to net cash used by
    operating activities:
   Amortization                                 -           -       5,164
   Services rendered for convertible
    debt                                   15,613           -      15,613
   Extraordinary gain from debt
    forgiveness                           (22,566)     (3,304)    (25,870)
   Expenses paid by stockholder             1,592       1,304      15,247
   Expenses paid from deposit with
    legal counsel                           6,900           -      10,000
   Increase in prepaid expenses               (78)          -         (78)
   Increase in accounts payable             8,945       2,393      60,197
   Increase in accrued interest
    payable                                 1,053       1,470       6,713
                                       ----------  ----------  ----------
   Net Cash Used By Operating
    Activities                                  -           -     (70,968)
                                       ----------  ----------  ----------
Cash Flows From Investing Activities
   Payment for organization costs               -           -      (5,164)
                                       ----------  ----------  ----------
   Net Cash Used In Investing
    Activities                                  -           -      (5,164)
                                       ----------  ----------  ----------
Cash Flows From Financing Activities
   Proceeds from notes payable to
    related party                               -           -      37,000
   Repayment of note from related
    party                                       -           -     (25,000)
   Proceeds from issuance of common
    stock, net of offering costs                -           -      64,132
                                       ----------  ----------  ----------
   Net Cash Provided By Financing
    Activities                                  -           -      76,132
                                       ----------  ----------  ----------
Net Decrease In Cash                   $        -  $        -  $        -
                                       ==========  ==========  ==========

See the accompanying notes to condensed financial statements.



                    MT. OLYMPUS ENTERPRISES, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)

NOTE 1--CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company, and are not audited. All adjustments necessary for fair presentation have been included, and consist only of normal recurring adjustments except as disclosed herein. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-KSB. The financial position and results of operations presented in the accompanying financial statements are not necessarily indicative of the results to be generated for the remainder of 1997.

NOTE 2--PRELIMINARY LETTER OF INTENT FOR REORGANIZATION

On April 24, 1997, the Company entered into a preliminary letter of intent for reorganization with a privately held Texas corporation known as Afritel Telecommunications, Inc. (Afritel). As part of the reorganization, the Company agreed to complete a 1-for-43 reverse stock split of the presently issued and outstanding 4,300,000 common shares, resulting in 100,000 shares being outstanding upon consummation of the reorganization. The Company would then issue a controlling interest of 4,500,000 shares (post-split) to Afritel shareholders in exchange for all of Afritel's outstanding stock and 500,000 shares (post-split), as a fee to a shareholder acting as an agent for the Company in this transaction. The Company would then change its name to Afritel, elect a new Board of Directors, and attempt to develop a telecommunications system in Zaire and/or other developing African nations. The reorganization is contingent upon Afritel obtaining $500,000 through a private placement offering. None of the transactions contemplated in the reorganization with Afritel have been reflected in the accompanying condensed financial statements.

NOTE 3--CONVERTIBLE DEBT

In June 1997, a shareholder assumed $44,387 of liabilities of the Company. The shareholder made arrangements with a third party to borrow $60,000 at 10% per annum to pay for these obligations. In the event the shareholder fails to repay the debt, the Company has granted the third party the right to convert the debt into 5,000,000 shares of common stock of the Company, in full satisfaction and discharge of the debt. If shareholder pays the obligation to the third party, the Company may issue stock to the shareholder. Of the $60,000 loaned to the shareholder, $44,387 was used to satisfy existing liabilities of the Company. The remaining $15,613 has been accounted for as compensation to the shareholder.

NOTE 4--EXTRAORDINARY GAIN FROM DEBT FORGIVENESS

In September 1997, the Company negotiated reductions in the amounts owed to creditors. As a result, the creditors forgave a total of $22,566 in liabilities. As required by generally accepted accounting principles, the gain from the debt forgiveness has been recognized as an extraordinary gain in the accompanying statements of operations for the three and nine months ended September 30, 1997.