Form 10QSB
period 1998-03-31
MT OLYMPUS ENTERPRISES INC /UT/
filed 1998-06-22
CIK 810365

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                      X       QUARTERLY REPORT PURSUANT TO
                              SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED: March 31, 1998
                                  OR
                              TRANSITION REPORT PURSUANT TO
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

          The number of shares outstanding at March 31, 1998: 4,300,000


          Notice of Deferred Filing

          This 10-QSB Report for the first quarter of 1998 is being filed in June 1998 approximately a month after its actual filing due date. The Company was unable to timely file for economic reasons.

               The Company has attempted to insure all information in the narrative materials is current as of the actual filing date. The attached accounting is believed accurate, on an unaudited basis, to the required filing date of March 31, 1998.


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






         [Inapplicable Items Have Been Omitted]

               PART I. - Financial Information

          Item 1. Financial Statements.  [Unaudited]

                    Financial statements for the quarterly period ended March 31, 1998 are attached hereto and made a part of this Report.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (a) Operations & Liquidity - For the three (3) month period ending March 31, 1998, on an unaudited basis, the Company had a net loss of Nine Hundred Four dollars ($904.00) compared to net loss of Ten Thousand and Forty dollars ($10,040.00) for the comparable period in 1997. These net loss figures were primarily attributable to ongoing expenses for filing and reporting costs and required legal and accounting services for such reports. Management also notes there are Two Hundred dollars ($200.00) in current assets with current liabilities of Six Thousand Two Hundred Twenty One dollars ($6,221.00). As a result, the Company has a deficit in working capital as of March 31, 1998 of Six Thousand and Twenty One dollars ($6,021.00). The Company has an accumulated deficit since inception of One Hundred Fifty Nine Thousand Nine Hundred dollars ($159,900.00). A substantial portion of the accumulated deficit arose from the expenditure of the initial capitalization of the Company. The independent auditors for the Company have indicated a reservation that the Company may qualify as a going concern.

                    As more particularly described under the following subparagraph (c), the Company in April 1997 secured with a subscription right to 5,000,000 of its shares a third party loan to Mr. Dennis Madsen which was employed, in substantial part, to retire all liabilities of the Company through April 15, 1997. Accordingly, the only remaining current liabilities of the Company are for services, principally legal and accounting, rendered to the Company since April 15, 1997.

          During the quarter ended March 31, 1998, the Company has expended approximately Eight Hundred and Twenty-Six (826.00) in its current merger and reorganization related expenses.

                    As previously set-out in the 1997 Form 10-KSB Annual
          Report, the Company has a relationship with Mr. Dennis G. Madsen, as a promotor and shareholder of the Company, to act as a special agent for the Company in attempting to find business acquisition, merger or reorganization opportunities for the Company. Mr. Madsen will earn a fee in cash, stock of the Company or a combination of both to be paid on a to be negotiated basis upon successful completion of any acquisition or merger which Mr. Madsen is successful in completing for the Company. The Company is presently engaged in preliminary reorganization or acquisition discussions with a third party introduced by Mr. Madsen.

                    Both Mr. Madsen and the Benchmark Group have made an informal non-exclusive commitment to attempt to refer and recommend possible merger/acquisition candidates to the company on a to be negotiated fee basis if the Company has any interest in pursuing those negotiations.

                    Mr. Madsen has been successful in introducing the Company to various entities seeking to conduct their business through a public company. As of March 31, 1998, the Company had not entered any agreement to proceed with a merger or related transaction, but is engaged in discussion, with a third party related to such proposals.

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

                    The Company also reported, as part of its reorganization efforts and as set-out in more detail in the earlier 8-K filing of May 8, 1997 that the Company has secured a loan transaction wherein Mr. Dennis Madsen, as a principal agent for the Company for acquisitions, entered into a private loan obligation with a third party for approximately Sixty Thousand Dollars ($60,000.00). The Company is not a direct party to such loan, but agreed to the prospective issuance of Five Million (5,000,000) of its shares to secure such loan upon and in consideration for receiving the discharge and payment of all of its debts and obligations, as of approximately April 15, 1997, from the proceeds of this third party loan. Approximately $45,000.00 of such loan was expended for Company debts.


          Its anticipated that should any reorganization, acquisition or merger occur, the 5,000,000 share subscription commitment to Mr. Limpert will most likely be adjusted to accommodate any such reorganization upon terms acceptable to all interested parties. Mr. Madsen will continue as a nonexclusive agent for the Company to find suitable reorganization candidates for a to be negotiated fee.

                            PART II. - Other Information

          Item 4. Submission of Matters to a Vote of Security Holders

                    None during reporting quarter.

          Item 5. - Other Information.

                    Any shareholder not receiving the 1997 Annual Report on Form 10-KSB subsequent March 31, 1998 10-QSB Report, or wanting a copy of the May 8, 1997 8-K Report may obtain a copy without charge by contacting the Company.

          Item 6.  Exhibits and Reports on Form 8-K.

                    (a)  Unaudited Accounting Schedules - Attached.

                    (b) The Company filed no Form 8-K during the quarter reported as of March 31, 1998. See above.



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

                               MT. OLYMPUS ENTERPRISES, INC.
         Date:                             By
                               L. Kent Mackay
                               President/Director

          Date:                By
                               Dave Winters
                               Secretary/Treasurer
                               Acting as Chief Financial Officer

                    MT. OLYMPUS ENTERPRISES, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED BALANCE SHEETS
                             (UNAUDITED)


                                                March 31,
                                                    1998
                                                --------
CURRENT ASSETS
     Prepaid expenses                                200
                                                --------
          TOTAL CURRENT ASSETS                       200
                                                --------
TOTAL ASSETS                                    $    200
                                                ========


                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                          $   6,221
     Convertible debt                             60,000
                                               ---------
          TOTAL CURRENT LIABILITIES               66,221
                                               ---------
STOCKHOLDERS' DEFICIT
     Common stock - $.001 par value;
       50,000,000 shares authorized;
       4,300,000 shares issued and
       outstanding                                 4,300
     Additional paid-in capital                   89,579
     Deficit accumulated during the
       development stage                        (159,900)
                                               ---------
          TOTAL STOCKHOLDERS' DEFICIT            (66,021)
                                               ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $     200
                                               =========

See the accompanying notes to condensed financial statements.


                       MT. OLYMPUS ENTERPRISES, INC.
                     (A Development Stage Enterprise)
                    CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)
                                                               For the
                                                              Cumulative
                                                              Period From
                                                              January 19,
                                                                 1987
                                                                Date of
                                       For the Three Months   Inception)
                                           Ended March 31,   Through March
                                          1998        1997      31, 1998
                                       ----------  ----------  ----------
Income                                 $        -  $        -  $        -

Option Expenses                                 -           -      55,349

Merger and Reorganization Expenses            827       9,216      87,532

General and Administrative Expenses            77          34      36,176

Interest Expense                                -         790       6,713
                                       ----------  ----------  ----------
Net Loss Before Extraordinary Item           (904)    (10,040)   (185,770)
                                       ----------  ----------  ----------
Extraordinary Gain from Debt
   Forgiveness                                  -           -      25,870
                                       ----------  ----------  ----------
Net Loss                               $     (904) $  (10,040) $ (159,900)
                                       ==========  ==========  ==========
Basic and Diluted
Net Loss Per Common Share
  Before Extraordinary Item            $        -  $        -  $    (0.05)
                                       ----------  ----------  ----------
Basic and Diluted
Extraordinary Gain Per Common Share             -           -       (0.01)
                                       ----------  ----------  ----------
Net Loss Per Common Share              $        -  $        -  $    (0.04)
                                       ==========  ==========  ==========
Weighted Average Common
  Shares Outstanding                    4,300,000   4,300,000   3,477,777
                                       ----------  ----------  ----------

See the accompanying notes to condensed financial statements.


                       MT. OLYMPUS ENTERPRISES, INC.
                     (A Development Stage Enterprise)
                    CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)



                                         ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                              $     (904) $  (10,040) $ (159,900)
   Adjustments to reconcile net
     loss to net cash used by
     operating activities:
   Amortization                                   -           -       5,164
   Extraordinary gain of debt
     forgiveness                                  -           -     (25,870)
   Services for convertible debt                  -           -      15,613
   Expenses paid by stockholder                   -       1,322      15,247
   Expenses paid from deposit with
     legal counsel                                -       3,540      10,000
   Increase in prepaid expenses                (200)     (1,961)       (200)
   Increase in accrued interest payable           -         790       6,713
   Increase in accounts payable               1,104       4,584      62,265
                                         ----------  ----------  ----------
   Net Cash Used By Operating
     Activities                                   -           -     (70,968)
                                         ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Payment for organization costs                 -           -      (5,164)
                                         ----------  ----------  ----------
   Net Cash Used In Investing
     Activities                                   -           -      (5,164)
                                         ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable
     to related party                             -           -      37,000
   Repayment of note from related party           -           -     (25,000)
   Proceeds from issuance of common
     stock, net of offering costs                 -           -      64,132
                                         ----------  ----------  ----------
   Net Cash Provided By Financing
     Activities                                   -           -      76,132
                                         ----------  ----------  ----------
NET DECREASE IN CASH                     $        -  $        -  $        -
                                         ==========  ==========  ==========

See the accompanying notes to condensed financial statements.


                  MT. OLYMPUS ENTERPRISES, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1--CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company, and are not audited. All adjustments necessary for fair presentation have been included, and consist only of normal recurring adjustments except as disclosed herein. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-KSB. The financial position and results of operations presented in the accompanying financial statements are not necessarily indicative of the results to be generated for the remainder of 1998.

NOTE 2--CONVERTIBLE DEBT

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

NOTE 3--EXTRAORDINARY GAIN FROM DEBT FORGIVENESS

In 1997 and 1996 the Company negotiated reductions in the amounts owed to creditors. As a result, the creditors forgave a total of $25,870 in liabilities. As required by generally accepted accounting principles, the gain from the debt forgiveness has been recognized as an extraordinary gain in the accompanying statements of operations for the cumulative period January 19, 1987 (date of inception) through March 31, 1998.