Form 10KSB
period 1997-12-31
MT OLYMPUS ENTERPRISES INC /UT/
filed 1998-06-23
CIK 810365

FORM 10-KSB

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                    Mark One

                   X   ANNUAL REPORT PURSUANT TO SECTION 13 OR
                         15(D) OF THE SECURITIES EXCHANGE OF 1934

                              FOR THE FISCAL YEAR ENDED:  December
                              31, 1997

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

                         As of December 31, 1997, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately $138,600.00 based upon the average sales price of $0.15/share between the bid and ask price of $0.09 Bid -- $0.22 Ask.

                         As of December 31, 1997, the Registrant had outstanding 4,300,000 shares of common stock ($.001 par value).

                         An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appears on page________.


                                  NOTICE OF DEFERRED FILING


                         Prior to filing the following Annual Report on SEC Form
                    10-KSB, the Company last filed a Quarterly Report (10-QSB) as of August 14, 1997 for the period ending June 31, 1997 and its Annual Report as of December 31, 1996.The Company is concurrently filing its Third Quarter 1997 10-QSB Report and First Quarter 1998 10-QSB Report on a delinquent basis. The Company has not timely filed the required periodic reports under teh Securities and Exchange Act of 1934 after August 1997, because it did not have any revenues or other funds to complete filings. Present management represents there has occurred no material event or transaction in the Company since the last filed Report, except for the termination of merger or acquisition negotiations with the Benchmark
                    Equity Group as more fully described in this filing. Moreover, the Company has attempted to detail fully in this Report all transactions and events since the last filed Report in the same manner as if the required interim reports had been filed. ACCORDINGLY THIS REPORT WILL ATTEMPT TO REPORT ALL EVENTS AND TRANSACTIONS THROUGH THE DATE OF FILING AND WILL NOT LIMIT ITS DISCLOSURE TO CALENDAR YEAR END 1997.

                         The Company will also use its best efforts to request
                    and assist all shareholders required to file Forms 3,4, & 5 to file such reports currently as required by Section 16 of the Securities and Exchange Act contemporaneously with this filing, or as soon as possible after this Report is filed.

                         The Company cannot warrant what position the Securities
                    and Exchange Commission ("SEC") may take with regard to delinquent filings; but the Company's position is the within Report is a complete and comprehensive disclosure since the last report filed.


                                                PART I

                    ITEM 1.  BUSINESS

                              A.   The Registrant

                              Mt. Olympus Enterprises, Inc. was briefly known as
                    and filed its 1994 10-KSB Report under the name Double "R" Resorts, Inc., pursuant to a terminated acquisition agreement, but restored its historical name of Mt. Olympus Enterprises, Inc. pursuant to a Shareholders' Meeting in
                    April 1995.   The Company will be referred to in this Annual
                    Report as "the Company" or "Mt. Olympus". The Company was incorporated under the laws of the State of Delaware on January 19, 1987. The Company was formed with broad, but unspecified, general business purposes and without designation of an initial business plan. The Company was formed with the intent of raising capital to fund the investigation, acquisition, and operation of one or more investment and business endeavors in any industry subsequently selected by management, with the ultimate intent of acquiring one or more business opportunities.

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

                              In 1994 the Company negotiated and entered a
                    reverse acquisition arrangements whereby the Company was to acquire certain resort and recreational properties and interest, principally in central Florida, from a Florida private corporation known as Double "R" Resorts, Inc. Pursuant to such agreement, the Company changed its name of record to "Double R Resorts, Inc." The Company also reverse split its shares two-to-one (2:1) as a condition under which such reorganization was approved by its shareholders. The reverse split was subsequently rescinded.

                              Due to the failure of Double R Resorts to clear
                    title and deliver the agreed upon assets, the parties entered into a mutual rescission of the reverse acquisition in September 1994. Both parties released all claims and rights promised under the Reorganization Agreement. No assets were actually transferred to the Company and the Company did not issue any shares incident to the terminated reorganization. At a shareholder meeting in April of 1995, the shareholders formally approved the rescission, the restoration of the Company's name, and also rescinded the reverse split. The present Directors were also re-elected. The Company has had no business activities, beyond preliminary discussions or writings of merger or acquisition proposals with various companies, since that date. The Double R Resorts transaction and termination was fully described in the December 1996 10-KSB Report filed by the Company.

                         As of April 24, 1997, the Company entered into a
                    preliminary letter of intent with Afritel
                    Telecommunications, Inc. to complete a "reverse acquisition" whereby the Company would be the surviving entity. Afritel intends to provide wireless telephone services in the African Continent, with an initial target being the Country of Zaire. After numerous delays to implement the reorganization agreement, both companies agreed to a mutual rescission of the Agreement in approximately March, 1998.

                         Both Afritel and the Company agreed to a full mutual
                    rescission of rights and claims. No shares or anything of value had been exchanged pursuant to the terminated agreement. The finding and funding agent for Afritel, Benchmark Equity Group, continues to seek potential merger or acquisition candidates for the Company on an informal non-exclusive basis with any terms to be negotiated.

                         On April 21, 1997, the Company entered into a funding
                    arrangement with the finding agent for the Company, Mr. Dennis G. Madsen, and with a Mr. Andrew Limpert to raise interim funding for the Company. The essential terms of the arrangement were that Mr. Limpert loaned directly to Mr. Madsen the sum of $60,000.00. These funds were to be principally used for the discharge and elimination of all outstanding debts and obligations of the Company incident and as a condition to the completion of the then prospective Afritel reorganization. Essentially, as the Company was going to receive a substantial portion of the loan proceeds, it agreed to secure the loan from Mr. Limpert to Mr. Madsen with a pledge of a subscription right to Five Million of its then authorized but unissued shares. The shares were not issued, but it was agreed that Mr. Limpert had a right to require the issuance of such shares in his name upon any default in the obligation.

                         The short term funding agreement has been extended
                    between Mr. Limpert and Mr. Madsen on numerous occasions.
                    At present, both Mr. Limpert and Mr. Madsen have agreed with the Company that the Limpert Security in the Company's shares, as incorporated in the subscription agreement, may be extended pending further notice or demand of Mr. Limpert with the expectation that the Limpert interest may be modified and vested pursuant to one or more preliminary merger and/or acquisition negotiations in which the Company is presently engaged through the efforts of Mr. Madsen as its "finding" agent.

                         The loan commitment is otherwise without recourse.  Of
                    the $60,000 received is proceeds by Mr. Madsen, approximately $44,000 was used to pay and discharge all debts and obligations of the Company through the end of April, 1997 which leaves the Company only with debts and obligations which have accrued since that date.

                         Mr. Madsen employed the balance of the loan proceeds
                    for personal purposes. This arrangement was acceptable to the Company by prior arrangement, since Mr. Madsen was actively involved in attempting to find merger and acquisition candidates for the Company and because the Company believed that its stock essentially had no value unless a merger and acquisition candidate could be found and the five million shares was a reasonable pledge of securities for the interim financing received.

                         The future issuance of the five million restricted
                    shares to Mr. Limpert would make Mr. Limpert the single largest shareholder in the Company. If presently issued, Mr. Limpert would hold approximately 54% of the presently issued and outstanding shares upon issuance. Because, in all events, Mr. Limpert will acquire a significant stock position in the Company, he has indicated a willingness and interest to serve and be nominated as a prospective director and principal officer of the Company. Mr. Mackay has indicated a desire to resign as a director and as President upon completion of all current filings for the Company. As a result, it is anticipated, as noted below, that the Board of Directors will designate Mr. Limpert as the President of the Company. It is also anticipated that he will be nominated and appointed as a director on an interim basis by the other directors and will stand for election at the next shareholder meeting as a member of the Board of Directors.

                         The Company does not believe that it has any further
                    remaining obligations or rights with respect to any of its historical merger and acquisition transactions and is presently working through Mr. Limpert and Mr. Madsen, as an independent agent, to discuss suitable merger and acquisition opportunities for the Company with various third parties. No Agreement in principle has been entered as of the date of this filing. As noted above, Benchmark Equity Group is also continuing to look for potential merger and acquisition possibilities for the Company on a "to be negotiated basis," but has no exclusive rights or entitlement to commit the Company to any prospective reorganization agreement.


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

                              On December 20, 1988, the Company entered into
                    and closed an Agreement and Plan of Reorganization with Medtest, Inc., a Nevada privately held corporation ("MI"), the purposes of which have subsequently been abandoned. The Company retains only some expired patents and obsolete medical technology from this transaction which it deems not to have any value. This transaction was fully reported in the 1996 10-KSB Report.

                              The Company also engaged in terminated
                    reorganization efforts with "Crane & Tractor" of Dallas, Texas and Sphinx Mining Company of Texas in which it retains no interest, nor any obligation. These transactions were fully reported in the December 31, 1996 10-KSB Report.

                              In 1994, the Company entered into the rescinded
                    reverse acquisition with Double R Resorts (sometimes generally referred to as "Double R") as generally described above. The Company takes the position that there are no remaining rights, claims, or interest related to the Double R Acquisition and that no further disclosure is required other than set-out below. The rescission of the agreement occurred in September, 1994 with shareholder ratification in April, 1995. This Transaction was more fully reported in the December 31, 1996 10-KSB Report

                              The Company is now in an essentially similar
                    status as existed prior to the abortive Afritel acquisition. That is, it is an inactive shell with approximately four million three hundred thousand (4,300,000) shares outstanding of a total authorized fifty million (50,000,000) at $0.001 par value per share pursuant to rescission of the 2:1 reverse split at its Annual Meeting in April 1995. The Company does not presently have any business activities.
                    New management has continued the services, as outlined above, of Mr. Dennis Madsen as a finding agent to attempt to seek out potential further acquisition or merger possibilities, as well as Mr. Limpert and Benchmark as described above for a to be negotiated stock payment and/or other fee. At present the Company is engaged in preliminary negotiations with various Third Parties through Mr. Madsen.

                        Mr. Madsen or Benchmark, on an independent and non-
                    exclusive basis, are to be paid a "to be negotiated" fee in stock and/or cash in the event of a successful merger or other acquisition transaction resulting from their future reorganization efforts.

                        It is anticipated that the Subscription interest of Mr.
                    Limpert may also be an item of negotiation and adjustment in the event of any future merger or acquisition.

                         In October of 1996, the Company borrowed Ten Thousand
                    Dollars ($10,000.00) from one of its public shareholders. This loan was obtained to pay for estimated legal and accounting services incident to filing the prior 10-KSB and for costs related to attempting to find a suitable merger/acquisition candidate. The shareholder has a subscription right to Fifty Thousand (50,000) restricted shares of the Company as interest for making the loan available for a six (6) month term commencing October 31, 1996. The Note was continued without date pending a suitable merger or acquisition, but was fully discharged and paid through the efforts of Mr. Madsen pursuant to the general retirement of the Company debts in April-May 1997 as described above. The shareholder retains a subscription right to 50,000 shares.

                         The Company presently has approximately Five Thousand
                    One Hundred Seventeen dollars ($5,117.00) in total outstanding obligations; nothing in assets; and no income. The Company has an accumulated negative net worth of One Hundred Fifty Eight Thousand, Nine Hundred Ninety Six dollars ($158,996.00). The independent auditors for the Company have reviewed the Company's accounting and note that the Company may not meet the criteria or definition of an "ongoing business entity" or "going concern." The independent auditors have included an explanatory paragraph in their report relating to these matters.



                         C.   REMUNERATION

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

                         The Board, subsequent to an April 1995 election, has
                    appointed the officers designated below to serve on an interim basis:

                         D.   COMPETITION

                         Since the Company has no present business purposes or
                    prospects, it is not deemed that any meaningful disclosure as to prospective competition can be given.

                         E.   GOVERNMENT REGULATION

                         Since the Company has no present business activities it
                    is not possible to designate the type, level or manner of government regulation to which it may be subject in future business activities, if any are realized. It is clear that the Company will have standard and customary ongoing tax and securities reporting obligations to the IRS and SEC, as well as state securities agencies, respectively, for so long as it remains a reporting company or continues in existence as to tax filings. There would most likely be other government regulations depending upon the nature or type of business in which the Company may subsequently enter.

                         F.   PATENT LICENSES & PROPRIETORY RIGHTS

                         The Company from its initial business activities has
                    acquired certain obsolete medical technology and patents.
                    It is believed that the medical technology has been superseded by medical developments and is of no value to the Company, nor would the Company have an exclusive right to develop any of its historical medical technology. Moreover, the patents in the medical area have expired and the Company does not believe they would deem have any value.

                         G.   FOREIGN OPERATIONS

                         The Company has no operations foreign or domestic at
                    the present time.

                         H.   PRODUCT PRICING & RELATED MATTERS

                         The Company has no products and does not price any of
                    its assets for sale and will not have any pricing or products unless it engages in subsequent business activities.

                         I.   EMPLOYEES

                         The Company does not now have, nor has it had for the
                    past ten years, any full time employees or any compensated officers or directors. It is anticipated that if the Company acquired an active business purposes, it may attempt to make arrangements for compensation to its officers and directors and be required to hire employees.


                                          OFFICERS


                    NAME       AGE     POSITION      SHARE     COMPENSATION2
                                                    INTEREST1



                   L. KENT*      54    PRESIDENT/    1,170,000  NONE PRESENTLY
                   MACKAY              DIRECTOR                 PAID OR OWING


                   GREGORY       54    V.P. DIRECTOR    55,000  NONE PRESENTLY
                   STRINGHAM                                    PAID OR OWING


                   DAVID         42    SECRETARY/       51,000  NONE PRESENTLY
                   WINTERS             TREASURER                PAID OR OWING


                   ANDREW        28    PROSPECTIVE   5,000,000  NONE PRESENTLY
                   LIMPERT             DIRECTOR/                PAID OR OWING
                                       PRESIDENT


                    *It is anticipated Mr. Mackay will resign as an officer and director upon the filing of this Report and be replaced by Mr. Limpert.


                     1 The foregoing shares held by management are historical positions, except for the 5,000,000 shares which may be issued to Mr. Limpert. It is anticipated the 5,000,000 shares to be issued to Mr. Limpert may be adjusted in any completed merger or acquisition. Most of the foregoing shares have recently been issued to officers in satisfaction of all deferred compensation to date.

                     2 The Company has not established any fixed compensation for officers or directors and it is not intended that any compensation will be fixed or paid, except in the event of such subsequent merger, acquisition or active business purpose being developed.

                             Options, Warrants or Similar Rights

                        Currently, there are no outstanding or proposed
                    stock options, warrants or similar rights accrued or owing to any person or party, except the Limpert subscription right as previously discussed and the third party shareholder rights to $50,000 shares.
                    Mr. Dennis G. Madsen previously had a finder's fee for 250,000 shares of restricted stock if the Reorganization with Double R Resorts was completed. Since this Reorganization is now fully terminated and rescinded, both the Company and Mr. Madsen agreed that all options rights related thereto have been cancelled as to Mr. Madsen.

                         Mr. Madsen would also have obtained rights to
                    approximately 500,000 shares of stock in the event of the completion of the Afritel reorganization. Since this proposed reorganization has been completely terminated, Mr. Madsen, in like manner, has no rights or entitlements arising out of that prior transaction.

                         It is anticipated that if Mr. Madsen or Benchmark were
                    successful in finding an appropriate merger, acquisition or other business candidate for the Company that they would most likely earn future stock rights or stock upon the completion of such reorganization.

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

                              (ii) On February 13, 1990, the Company
                         agreed to cancel certain indebtedness for funds advanced by Dennis G. Madsen and L. Kent Mackay to the Company for restricted stock as follows:








                    NAME OF          AMOUNT OWED     SHARES ISSUED
                    BORROWER         BY COMPANY      IN SATISFACTION

                    L. Kent Mackay    $14,500.00     1,100,000

                    Dennis G.          Jointly       1,100,000*
                    Madsen*



                        *Mr. Dennis G. Madsen in 1994 to 1995 assigned or sold
                    most of his shares to various individuals to discharge personal debts and advance certain funds to the Company. He presently owns 300,000 shares in the Company.

                         No salaries or other remuneration has been paid to any
                    officer/director or any other employee or agent of the Company since approximately September 1989 and no such officer, employee, or agent, has devoted more than a minimal amount of time to the Company during this period.


                    ITEM 2.  PROPERTIES

                         The Company's office facilities presently consist of
                    space in the home of its President, L. Kent Mackay. The facilities are provided as a courtesy without any commitment and the Company does not pay any rent for such facilities. The Company is provided, on a non-exclusive basis, with the office space and use of a telephone and minimal supplies. The Company intends to reimburse Mr. Mackay for any costs incurred on behalf of the Company when and if able.

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

                                       PART II.

                    ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY
                    AND RELATED STOCKHOLDER MATTERS

                         Mt. Olympus stock traded briefly for the period from
                    approximately the conclusion of its public offering, on or about November 4, 1988, through approximately October, 1989. There was no trading from approximately the fourth quarter of 1989 through April of 1997. At all times during any period of trading, the markets on which the Company traded must be described as locally broker generated trading lists, such as the "pink sheets." The Company never traded on the NASDAQ, or any other national exchange or listing, nor was there ever any well defined markets for the Company's shares. Within these limitations, the following charts attempt to set-out the known high and low price on a bid and ask basis for the Company's stock for each of the quarters in question. The trading symbol is "MTOP."

                                           Fiscal Year Ended

                    December 31, 1988
                                                 Low                High
                    Fourth Quarter              $3.50. . . . . . . $5.50

                    December 31, 1989

                    First Quarter               $2.00 .  . . . . . .$1.00
                    Second Quarter              $1.50. . . . . . . .$1.00
                    Third Quarter               $ .50 . . . . . . . $ .25
                    Fourth Quarter                 No Quotes - No Trades

                    December 31, 1990--April 1997

                                               High               Low
                    First Quarter              No Quotes - No Trades
                    Second Quarter             No Quotes - No Trades
                    Third Quarter              No Quotes - No Trades
                    Fourth Quarter             No Quotes - No Trades

                    April 1979--Present

                    Second Quarter 1997       $.09.................$.22
                    Third Quarter 1997        $.12.................$.25
                    Fourth Quarter 1997       $.09.................$.20
                    First Quarter 1998        $.09.................$.20
                    Second Quarter 1998       $.15.................$.25
                              (to date)

                         AT PRESENT, THERE IS A VERY LIMITED
                    TRADING MARKET FOR THE COMPANY'S SECURITIES
                    AND IT IS NOT LIKELY THAT THIS MARKET CAN BE
                    SUSTAINED INDEFINITELY UNLESS THE COMPANY IS
                    SUCCESSFUL IN FUTURE EFFORTS TO OBTAIN SOME
                    ACTIVE BUSINESS PURPOSE OR TO COMPLETE A
                    MERGER OR ACQUISITION LEADING TO AN ACTIVE
                    BUSINESS PURPOSE.


                    ITEM 6.  SELECTED FINANCIAL DATA

                         See attached December 31, 1997 Financials.


                    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS

                       A.     Liquidity and Capital Resources

                         The Company presently has an accumulated deficit of
                    One Hundred Fifty Eight Thousand, Nine Hundred Ninety Six dollars ($158,996.00) and no assets. Except for future potential reorganizational efforts, the Company has no present business purpose or plans. At the present, the Company must be considered as an inactive public shell with limited prospects. The accountants have indicated a reservation that the Company is not a "going concern". In essential terms, this means that the Company cannot be considered financially viable and has negative net worth without any prospect of present business activities. The Company last filed tax returns with the State of Delaware in 1997. The Company has recently brought current all state and federal income tax filings through calendar year
                    1997, as well as making current its corporate registration in Delaware.

                         Even if the Company should be successful in obtaining
                    future capitalization, it has substantial debts which must be paid that will impair its ability to engage in future business activities.

                       B.     Results of Operations

                         The Company last had business activities in 1989.
                    From its inception to the present, the Company has never had any revenue or profits. From the termination of the Reorganization Agreement with Afritel in March of 1998, the Company has had no clear plan or activities to generate revenues. The Company expended funds in excess of the net amount of its public offering in financing the Medtest acquisition and subsequent payments for the technology option and to develop the technology.

                       C.     General

                         The Company has kept its historic accounting on a
                    calendar year basis ending December 31st of each year. Accounting has been performed on an accrual basis. The Company does not believe it can report on any "environmental factors" or "impact of inflation" until or unless it has a business purpose and activity.

                    ITEM 8.  FINANCIAL STATEMENTS

                       See attached Audited Financial Statements for 1997.

                                      PART III.

                    ITEM 9.  CHANGES IN OR DISAGREEMENT WITH
                    AUDITORS.

                        The company has no disagreement with the opinions of its
                    current auditors as attached.


                    ITEM 10.  PRESENT DIRECTORS AND EXECUTIVE
                    OFFICERS OF THE COMPANY

                        The following constitute the present Board of
                    Directors and principal officers as elected in April 1995, including the prospective appointment of Mr. Limpert as defined above. There are no plans to presently hold a shareholder election for new directors. Also listed below is the standard biographical information for Mr.Limpert who is anticipated to be the President and a director:

                    L. KENT MACKAY - DIRECTOR - (President)
                    Age: 54
                       Mr. L. Kent Mackay currently resides in Murray, Utah.  He
                    is a 1967 graduate of the University of Utah with a degree in Management and Finance. He obtained an MBA Degree from that institution in 1968. His prior business experience includes self employment as a management consultant from 1987 to present. Previously, he has served with Deseret Medical, Security National Investment Corporation and Kennecott Copper Corporation. Mr. Mackay has also served part-time as an officer and director on other small public companies. Mr. Mackay was a prior officer and director of the Company and remains a significant shareholder.

                    GREGORY M. STRINGHAM  - DIRECTOR - (Vice President)
                    Age: 54
                       Mr. Gregory M. Stringham currently resides in Bountiful,
                    Utah. He is a 1970 graduate of Weber State College with a degree in Industrial Engineering. He subsequently studied Engineering Administration at the University of Utah, but has no advanced degree. He is presently an independent consulting engineer. For the past 15 years prior, he served with various small companies in Northern California as an engineer. He was last employed by Solid State Services of Pittsburgh, California. He also has experience serving part-time on the Board of the following small public companies: Southern Cross Ventures, Commercial Liquidation and Vascular International. None of those companies are active. Mr. Stringham has never been a prior officer or director of the Company.


                    DAVID WINTERS     - DIRECTOR - (Secretary/Treasurer)
                    Age: 42
                       Mr. David Winters currently resides in Sandy, Utah.  He
                    is a 1978 graduate of Lehigh University and also obtained a B.S. Degree in Civil Engineering from the Georgia Institute of Technology in 1982. Mr. Winters was previously the Construction Manager for Kennecott Copper Corporation near Salt Lake City, Utah. He was employed by Kennecott Copper from 1990 to 1993. At present, Mr. Winters currently serves as Manager of Secor International, Inc., an environmental engineering firm. Prior to his employment with Kennecott, Mr. Winters worked for Chevron Corporation and Pipeline Systems, Inc Mr. Winters has also served part-time on the board of various small public companies. Mr. Winters has never been a prior officer or director of the Company.

                    ANDREW LIMPERT --DIRECTOR/NOMINEE
                    (President/Nominee)
                    Age: 28
                       Mr. Limpert resides with his wife and family in Salt Lake
                    City, Utah. Mr. Limpert is a 1995 graduate of the University of Utah with a B.S. in Finance. He is currently studying for a Master of Business Administration Degree ("MBA") at Westminster College in Salt Lake City, Utah. Mr. Limpert for the past four years has been engaged as the founder and President of ProSource Capital Corporation, a privately held corporation engaged in providing consulting and venture capital to start-up and emerging companies.
                    In the foregoing capacity, he has experience consulting with small technology firms including Sensar Corporation, MagicCom LLC, EJH Entertainment, Inc. and others. Mr. Limpert also has work experience with Fidelity Investments, Southwest Capital and various Real Estate investments.

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



                    Name             Position      Shares Owned      Percent  L.
                    Kent Mackay     Director/Pres.   1,170,000

                    Gregory M.
                    Stringham       Director/V.P.       55,000

                    David Winters*  Director/Sec./
                                    Treasurer            51,000

                                                         Up to
                    Andrew Limpert    Sharehold       5,000,000         54%


                                       *Beneficially owned by spouse.


                    1It is intended Mr. Limpert may be nominated to replace Mr.
                     Mackay on the Board of Directors and as president after the filing of this Report.


                    OFFICERS AND DIRECTORS
                    AS A GROUP (3 Individuals)              1,276,000


                               OTHER SHAREHOLDERS HOLDING OVER 5%

                    NAME OF     POSITION     NO. OF       PERCENT
                    SHARE-      WITH         SHARES       OF OUT-
                    HOLDER      COMPANY                   STANDING

                    Robert        None       300,000      7.0%
                    Lewis*

                    Dr. Phillip   None       400,000      9.3%
                    Taylor*

                    Dennis        None       300,000      7.0%
                    Madsen

                    David R.      None       1,100,000    25.6%
                    Nemelka

                    Andrew        None       Up to**      54.4%
                    Limpert                  5,000,000    As issued

                        *These shareholders are the primary assignees of
                    approximately 1,100,000 shares previously held by Dennis G. Madsen as a promoter and agent of the Company.

                       ** None issued to date: Subscription rights only, subject
                    to adjustment.

                    1Percentages represented prior to exercise of subscription rights by Mr. Limpert, except in the case of Mr. Limpert. The percentage interest of the foregoing shareholders, except Mr. Limpert, would be reduced by approximately fifty per cent if Mr. Limpert were to receive his full subscription interest of 5,000,000 shares.


                        The above Shareholders are believed required to file
                    Forms 3,4 & 5 under Section 16 of the Securities Exchange Act of 1934. The Company has no record of such filings and will actively request, encourage and assist the shareholders to commence filing of these periodic reports.


                    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                        Dennis Madsen is a consultant to the Company and may be
                    deemed to be a control person in the Company as discussed above. Moreover, Mr. Limpert has assumed an active role in the present management of the Company, has advanced certain filing costs and fees and is acting as a non-exclusive finding agent to assist the Company in attempting to find various merger or acquisition opportunities. Further, the present Board has indicated an intent to name Mr. Limpert as a Board Member and President upon the anticipated retirement of Mr. Mackay subsequent to filing of this report.

                        The Company does not deem that there are any other
                    material related party transactions or relationships.

                                            PART IV.

                    ITEM 14.  ATTACHED EXHIBITS

                        (A)  See attached December 31, 1997 audited financials.

                               DATED this day of June, 1998.



                                             L. Kent Mackay
                                             President and Director
                                             Date:


                                             Gregory H. Stringham
                                             Vice President and Director
                                             Date:


                                             David Winters
                                             Secretary/Treasurer and Director
                                             Date:

         REPORT OF AUDITORS FOR PERIODS ENDING DECEMBER 31, 1997 AND DECEMBER 31, 1996

                       MT. OLYMPUS ENTERPRISES, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
                               BALANCE SHEETS


                                                       DECEMBER 31,
                                                        1997       1996
                                                 -----------  ---------

                               ASSETS

  Current Assets
    Deposit with legal counsel                   $         -  $   6,900
    Prepaid expenses                                       -          -
                                                 -----------  ---------

     Total Current Assets                                  -      6,900
                                                 -----------  ---------

  Total Assets                                   $         -  $   6,900
                                                 ===========  =========


                LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current Liabilities
    Accounts payable                             $     5,117  $  26,448
    Accrued interest                                       -      5,660
    Notes payable to related parties                       -     29,000
    Convertible debt                                  60,000          -
                                                 -----------  ---------

     Total Current Liabilities                        65,117     61,108
                                                 -----------  ---------
  Stockholders' Deficit
    Common stock - $0.001
      par value; 50,000,000
      shares authorized; 4,300,000
      and 4,300,000  shares issued
      and outstanding, respectively                    4,300      4,300
    Additional paid-in capital                        89,579     87,987
    Deficit accumulated during
      the development stage                         (158,996)  (146,495)
                                                 -----------  ---------
     Total Stockholders' Deficit                    (65,117)    (54,208)
                                                 -----------  ---------
  Total Liabilities and
    Stockholders' Deficit                        $         -  $   6,900

  The accompanying notes are an integral part of these financial statements.


                    MT. OLYMPUS ENTERPRISES, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF OPERATIONS
                                                                     For the
                                                                  Cumulative
                                                                 Period From
                                                                     January
                                                                    19, 1987
                                                                    (Date of
                                                                  Inception)
                                                                     Through
                            For the Years Ended December 31,     December 31,
                                1997       1996          1995           1997
                          ----------  ---------    ----------     ----------
  Income                  $        -  $       -    $        -     $        -

  Option Expenses                  -          -             -         55,349

  Merger and Acquisition
    Expenses                  33,401      4,332        17,506         86,705

  General and Administrative
    Expenses                     613        234           367         36,099

  Interest Expense             1,053      2,160         1,900          6,713
                          ----------  ---------    ----------     ----------

  Net Loss Before
    Extraordinary Item       (35,067)    (6,726)      (19,773)      (184,866)

  Extraordinary Gain from Debt
    Forgiveness               22,566      3,304             -         25,870
                          ----------  ---------    ----------     ----------

  Net Loss                $  (12,501) $  (3,422)   $  (19,773)    $ (158,996)
                          ==========  =========    ==========     ==========

  Basic and Diluted Loss
    Per Common Share Before
    Extraordinary Item    $     (0.01)$       -    $        -     $    (0.05)

  Extraordinary Gain Per
    Common Share                0.01          -             -           0.01
                          ----------  ---------    ----------     ----------

  Basic and Diluted Loss
    Per Common Share      $        -  $       -    $        -     $    (0.04)
                          ==========  =========    ==========     ==========

  Weighted Average Common
    Shares Outstanding     4,300,000  4,300,000     4,300,000      3,459,272
                          ==========  =========    ==========     ==========

  The accompanying notes are an integral part of these financial statements.


                    MT. OLYMPUS ENTERPRISES, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF CASH FLOWS


                                                                     For the
                                                                  Cumulative
                                                                 Period From
                                                                     January
                                                                    31, 1987
                                                                    (Date of
                                                                   Inception)
                                                                     Through
                            For the Years Ended December 31,    December 31,
                                1997       1996          1995           1997
                          ----------  ---------    ----------     ----------
  Cash Flows From Operating
  Activities
    Net loss              $  (12,501) $  (3,422)   $  (19,773)    $ (158,996)
  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
      Amortization                 -          -             -          5,164
      Extraordinary gain from
        debt forgiveness     (22,566)    (3,304)            -        (25,870)
      Services rendered for
        convertible debt      15,613          -             -          1,613
     Expenses paid by
        stockholder            1,592      1,404         6,691         15,247
      Expenses paid from
        deposit with
      legal counsel            6,900      3,100             -         10,000
     Increase in accrued
        interest payable       1,053      2,160         1,900          6,713
      Increase in accounts
        payable                9,909         62        11,182         61,161
                          ----------  ---------    ----------     ----------
    Net Cash Used By
      Operating
        Activities                 -          -             -        (70,968)
                          ----------  ---------    ----------     ----------

  Cash Flows From Investing
    Activities
    Payment for organization
      costs                        -          -             -         (5,164)
                          ----------  ---------    ----------     ----------
    Net Cash Used In
      Investing
      Activities                   -          -             -         (5,164)
                          ----------  ---------    ----------     ----------
  Cash Flows From Financing
    Activities
    Proceeds from notes
      payable
      to related parties           -          -             -         37,000
    Repayment of note from
      related party                -          -             -        (25,000)
    Proceeds from issuance
      of common stock, net
      of offering costs            -          -             -         64,132
                          ----------- ---------    ----------     ----------
    Net Cash Provided by
    Financing
      Activities                   -          -             -         76,132
                          ----------  ---------    ----------     ----------

  Net Change In Cash      $        -  $       -    $        -     $        -
                          ==========  =========    ==========     ==========

  Supplemental Schedule of Noncash Investing and Financing
   Activities - Note 5


  The accompanying notes are an integral part of these financial statements.




                    MT. OLYMPUS ENTERPRISES, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                 STATEMENTS OF STOCKHOLDERS' DEFICIT


                     Common Stock         Paid-in    Development   Stockholders'
                  Shares        Amount    Capital          Stage         Deficit
             -----------     ---------    -------     ----------    ------------

  Balance, January 19, 1987
    (Date of Inception)-   $       -   $      -    $        -    $          -

  Issuance of common stock
    for cash at $0.01 per
     share, January 19,
     1987      750,000           750       6,750             -           7,500

  Issuance of common
    stock for cash in
    public offering at
    $0.05 per share
    before offering costs
    of $8,620,
    November 4, 1988 1,290,000       1,290  54,590          -          55,880

  Issuance of common
    stock to acquire
    common stock of
    Medtest Inc., at
    predecessor cost,
    $0.01 per share,
    December 21, 1988  60,000       60       692             -             752

  Issuance of common
   stock in payment
   of note payable to
   shareholders, $0.01
   per share,
   February 17, 1990  2,200,000     2,200   12,300             -          14,500

  Payment of expenses
   by a stockholder,
   no additional
   shares issued       -             -       5,560             -           5,560

  Cumulative net
   loss, December
   31, 1994        -             -           -      (123,300)       (123,300)
             -----------     ---------    --------    ----------    ------------

  Balance,
   December 31, 1994  4,300,000   4,300   79,892      (123,300)        (39,108)

  Payment of expenses
    by a stockholder,
    no additional
    shares issued    -             -       6,691             -           6,691

  Net Loss           -             -           -       (19,773)        (19,773)
             ----------     ---------    --------     ---------    ------------
  Balance,
   December 31, 1995 4,300,000     4,300   86,583      (143,073)        (52,190)

  Payment of expenses
    by a stockholder,
    no additional
    shares issued -             -       1,404             -           1,404

  Net Loss        -             -           -        (3,422)         (3,422)
         -----------     ---------    --------    ----------    ------------
  Balance,
    December 31, 1996 4,300,000  4,300  87,987      (146,495)        (54,208)

  Payment of expenses
    by a shareholder,
    no additional
    shares issued                           -             -       1,592             -           1,592

  Net Loss                                  -             -           -       (12,501)        (12,501)
                                  -----------     ---------    --------    ----------    ------------
  Balance,
    December 31, 1997               4,300,000     $   4,300    $ 89,579    $ (158,996)   $    (65,117)
                                  ===========     =========    ========    ==========
============

  The accompanying notes are an integral part of these financial statements.

                      MT. OLYMPUS ENTERPRISES
                  (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO FINANCIAL STATEMENTS


  NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

  Mt. Olympus Enterprises, Inc. (the Company) was incorporated under the laws of the State of Delaware on January 19, 1987. The Company is considered a development stage enterprise whose principal business activity through 1989 was acquiring, testing, producing and marketing medical technology and products. The Company has pursued various merger and acquisition opportunities since 1989.

  NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

  Income Taxes-The Company recognizes deferred tax assets from temporary differences between the basis of assets and liabilities reported for financial statement purposes and federal and state income tax purposes, and for the tax effect of net operating loss carryforwards. At December 31, 1997, the Company had a net operating loss carryforward in the amount of $158,996 which will expire between 2002 and 2012. The Company has provided a valuation allowance against the resulting deferred tax asset. The deferred tax asset consists of the following at December 31, 1997 and 1996:

                                            December 31,
                                          1997       1996
                                       -------   --------
            Accrued interest           $    -    $  1,924
            Net operating loss carry
              forward                   59,432     47,867
                                       -------   --------

            Total Deferred Tax Assets   59,432     49,791
            Valuation Allowance        (59,432)   (49,791)
                                       -------   --------

                 Net Deferred Tax
                   Asset               $     -   $      -
                                       =======   =========

  The valuation allowance increased by $9,641 and $1,146 in 1997 and 1996, respectively.

  For federal income tax purposes, utilization of these carryforwards is limited if the Company has had more than a 50 percent change in ownership (as defined by Section 382 of the Internal Revenue Code) or, under certain conditions, if such a change occurs in the future.

  Estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

  Reclassifications - Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation. Such reclassifications had no effect on net income.

  Loss Per Share - In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under SFAS 128, loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. In the Company's present position, diluted loss per share is the same as basic loss per share because potentially issuable common shares would decrease the loss per share and have been excluded from the calculation. The effect of the new standard on prior years was immaterial; accordingly, prior periods have not been restated.

  NOTE 3--NOTES PAYABLE TO RELATED PARTIES

  In October 1996, a stockholder loaned the Company $10,000 to pay costs and expenses to bring the Company's annual reports with the Securities and Exchange Commission current. In June 1997, the note payable was forgiven.

  In 1995, a stockholder loaned the Company $3,000 for the purpose of paying expenses. The note payable and accrued interest were forgiven in June 1997.

  During 1993, a stockholder acting as agent of the Company, assumed a liability by signing a personal promissory note for $16,000. The note payable was forgiven in June 1997.

As shown in the accompanying financial statements, the Company has incurred losses since inception of $158,996 and, as of December 31, 1997, the Company's total liabilities exceeded its total assets by $65,117. Those factors, as well as the uncertain conditions that the Company faces regarding its future operations, raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company is developing a plan to investigate alternative methods of raising capital and pursuing business acquisitions and reorganizations. The ability of the Company to continue as a going concern is dependent upon the plan's success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 5--NONCASH INVESTING AND FINANCING ACTIVITIES

As discussed in Note 9, a shareholder assumed all existing liabilities of the Company in June 1997 totaling $44,387. As consideration, the Company assumed convertible debt totaling $60,000. The $15,613 difference between the existing liabilities and the new debt has been accounted for as compensation to the shareholder for his efforts in obtaining this financing arrangement.

During the years ended December 31, 1997, 1996 and 1995, a stockholder paid expenses of the Company in the amounts of $1,592, $1,404, and $6,691, respectively. No additional shares of common stock were issued. The payments were accounted for as contributions of additional paid-in capital.

During the year ended December 31, 1990, the Company issued 2,200,000 shares of common stock in payment of a note payable and accrued interest payable to stockholders as follows:

            Note payable from related party         $    12,500
            Accrued interest payable                      2,500
                                                    -----------
            Common stock issued                     $    14,500
                                                    ===========

  NOTE 6--COMMITMENTS AND CONTINGENCIES

  In 1996 the Company was delinquent in its filing of its annual report with the State of Delaware. In 1997, the Company filed and paid all past due annual reports with the State of Delaware.

  NOTE 7--DEPOSIT WITH LEGAL COUNSEL

  In October 1996, a shareholder loaned the Company $10,000 which was held in a trust fund by the Company's legal counsel. These funds were used to pay Company expenses during the years ended 1997 and 1996. The balance remaining in the trust account was $0 and $6,900 as of December 31, 1997 and 1996, respectively.

  NOTE 8--EXTRAORDINARY GAIN FROM DEBT FORGIVENESS

  In 1997 and 1996, the Company negotiated reductions in the amounts owed to creditors in the amounts of $22,566 and $3,404, respectively.

  NOTE 9--CONVERTIBLE DEBT

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