Form 10-Q
period 1998-06-30
MT OLYMPUS ENTERPRISES INC /UT/
filed 1998-08-20
CIK 810365

FORM 10-QSB

     SECURITIES AND EXCHANGE
     COMMISSION
                   WASHINGTON, D.C. 20549

                                     X       QUARTERLY REPORT PURSUANT TO
                         SECTION 13 OR 15(D) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED: June 30, 1998
                             OR
                                             TRANSITION REPORT PURSUANT TO
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

          The number of shares outstanding at June 30, 1998: 4,300,000

                           MT. OLYMPUS ENTERPRISES, INC.

                            INDEX

                                                           Page
     PART I.   FINANCIAL INFORMATION

               Item 1.  Financial Statements  . Exhibit

                    Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations
      . . . . . . . . . . . . . . . . . . . . . . . . 3



     PART II.  OTHER INFORMATION


                  Item 4.  Submission of Matters to a Vote of
                     Security Holders ....................................... 5

                  Item 5.
                     Other Information ...................................... 5


                  Item 6.
                     Exhibits ............................................... 6










          [Inapplicable Items Have Been Omitted]
                    PART I. - Financial Information

     Item 1. Financial Statements.  [Unaudited]

               Financial statements for the quarterly period ended June 30, 1998 are attached hereto and made a part of this Report.

     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations.

               (a) Operations & Liquidity - For the three (3) month period ending June 30, 1998, on an unaudited basis, the Company had a net loss of Seven Thousand Four Hundred and Sixty-One dollars ($7,461) compared to a net income of Sixteen Thousand Eight Hundred and Sixty-Nine dollars ($16,869) for the comparable period in 1997. Net income in the Second Quarter of 1997 arose from debt forgiveness as the Company had no revenues. Current net loss figures are primarily attributable to ongoing expenses for filing and reporting costs and required legal and accounting services for such reports, combined with an absence of any revenues.

          Management also notes there are One Hundred and Forty dollars ($140) in current assets, with current liabilities of Seventy-Three Thousand Six Hundred and Twenty-Two dollars($73,622). Of the current liabilities, approximately $60,000 is convertible to stock and $13,622 consists of accounts payable. It is intended all existing current liabilities will be discharged in the contemplated reorganization described under Item 5 below. As a result, the Company has a deficit in working capital as of June 30, 1998 of Seventy-Three Thousand Four Hundred and Eighty-Two dollars
     ($73,482). The Company has an accumulated deficit since inception of One Hundred Sixty-Seven Thousand Three Hundred Sixty-One dollars ($167,361). A substantial portion of the accumulated deficit arose from the expenditure of the initial capitalization of the Company. The independent auditors for the Company have indicated a reservation that the Company may qualify as a going concern.

               For the past several years, all expenditures of the Company have been primarily related to incurring legal and accounting expenses in an attempt to keep the Company current in its reporting requirements under the Securities and Exchange Act of 1934 and in reviewing various merger and/or reorganization proposals. All funds expended for such purposes, as well as tax and state filings, have been loaned or advanced by Mr. Madsen acting as a reorganization agent for the Company, and by loans or advances from Mr. Limpert as the President/Director Nominee and by a Mr. Baird as a shareholder.

               All obligation to the retained legal counsel and independent auditors for the Company, as well as to the individuals advancing funds as noted above, are proposed to be fully paid and discharged through a combination of stock and cash payments incident to a proposed reorganization. THE ESSENTIAL TERMS OF
     THE PROPOSED REORGANIZATION ARE MORE FULLY SET-OUT
     UNDER ITEM 5, BELOW, PERTAINING TO "OTHER
     INFORMATION."

               During the quarter ended June 30, 1998, the Company has expended approximately Seven Thousand Three Hundred and Sixty-Three dollars ($7,363) for its current reporting expenses, as well as merger and reorganization related expenses.

               As previously set-out in the 1997 Form 10-KSB Annual Report, the Company has a relationship with Mr. Dennis G. Madsen, as a promotor and shareholder of the Company, to act as a special agent for the Company in attempting to find business acquisition, merger or reorganization opportunities for the Company. Mr. Madsen will earn a fee in stock of the Company to be paid upon successful completion of any Company reorganization in which Mr. Madsen was successful in securing a reorganization party. The Company is presently engaged in reorganization or acquisition discussions with a third party introduced by Mr. Madsen and Benchmark as more fully set-out in Item 5 below.

               (b) Results of Operations - The Company has been inactive since the termination of its prior agreement with Medtest Corporation in approximately June of 1989. Prior to that date, the Company had expended all of its liquid assets in attempting to maintain the Medtest licensing option and to supply funding for development of such product. Since that date, the Company has made various attempts to enter into acquisition or reorganization agreements with various entities; none of which have been successful to date. The descriptions of those aborted efforts have been previously reported and are not deemed material to this Reporting Statement. The Company does not presently have any revenues and has various outstanding current liabilities, as generally described above, and primarily incurred for legal and accounting services.

               There will be no known prospect for future revenues, income, or debt repayment until or unless there is the consummation of a reorganization agreement, merger or acquisition as generally described herein.


               No salary or other remuneration has been paid in 1997 to any officer or director and no compensation is anticipated until or unless the Company is able to engage in some business pursuit. The Company has no employees and does not anticipate any employees absent consummation of the proposed reorganization.

               (c)  Significant Events - See Item 5 Below


                PART II. - Other Information

     Item 4. Submission of Matters to a Vote of Security Holders

               None during reporting quarter.

     Item 5. - Other Information.

               The Company is substantively involved in acquisition discussions with a private California based limited liability company knows as J2 Technologies, LLC, ("J2"), which the Company believes will come to fruition. J2 is in the business of development and distribution of computer hardware and software. The discussions to date are for an acquisition by the Company of all membership interest in J2 and for J2 to continue the development and marketing of its technologies as a wholly owned subsidiary of the Company. There is also a proposed name change of the Company to J2 Technologies, Inc., together with a management change whereby current management of J2 should designate management of the Company.
     The J2 operations would constitute the only assets and business activities in the Company.

               Upon closing of the proposed reorganization, J2 would pay and discharge all accounts payable of Mt. Olympus as generally described above in Item 2. Mt. Olympus would incur J2 obligations primarily consisting of a $150,000 note owed to certain J2 members.

               Shareholders will be informed if a definitive agreement is reached with J2 through the solicitation of proxy materials as necessary to approve the reorganization. The Company will also file an 8-KSB Report upon the execution of any Reorganization
     Agreement. In essential terms, the Reorganization, as presently proposed, would provide or require the following:

                              1. Nomination of a New Board and Management as proposed by J2;

                              2. Transfer of all J2 assets and technology to the Company;

                              3.   Change of name to J2 Technologies, Inc.;

                              4.   Completion of a 43:1 reverse split to
                    existing shareholders;

                              5. Payment of all historical obligations to accountants, legal counselors, prior Board
                    Members and management and to Messrs.
                    Madsen, Limpert and Baird for loans and
                    advances through a combination of stock and cash payments. Mr. Madsen, Mr. Limpert and the Benchmark group would also receive shares as a finder's and reorganizational fee. The details of these payments will be disclosed in and when a definitive agreement is executed through an anticipated subsequent 8-KSB filing and proxy materials to shareholders.


     Item 6.  Exhibits and Reports on Form 8-K.

               (a)  Unaudited Accounting Schedules - Attached.

               (b)  The Company filed no Form 8-KSB during the
                                   quarter reported as of June 30, 1998.  See
                    above.



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





              MT. OLYMPUS ENTERPRISES, INC.

     Date:                                     By
                          L. Kent Mackay
                          President/Director

     Date:                             By
                          Dave Winters
                                               Secretary/Treasurer
                          Acting as Chief Financial Officer


                  MT. OLYMPUS ENTERPRISES, INC.
                 (A Development Stage Enterprise)


                  CONDENSED FINANCIAL STATEMENTS

                  As of June 30, 1998 and 1997,
for the Three Months and Six Months Ended June 30, 1998 and 1997,
       and for the Cumulative Period From January 19, 1987
            (Date of Inception) through June 30, 1998

                  MT. OLYMPUS ENTERPRISES, INC.
                 (A Development Stage Enterprise)
                     CONDENSED BALANCE SHEETS
                           (Unaudited)


                                                         June 30, 1998

Current Assets
        Prepaid expenses                              $              140

        Total Current Assets                                         140

Total Assets                                          $              140



              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
         Accounts payable                              $           13,622
         Convertible debt                                          60,000

Total Current Liabilities                                          73,622

Stockholders' Deficit
         Common stock - $.001 par value; 50,000,000
           shares authorized; 4,300,000 shares issued
           and outstanding                                          4,300
         Additional paid-in capital                                89,579
         Deficit accumulated during the development stage        (167,361)

Total Stockholders' Deficit                                       (73,482)

Total Liabilities And Stockholders' Deficit            $              140




                   MT. OLYMPUS ENTERPRISES, INC.
                  (A Development Stage Enterprise)
                 CONDENSED STATEMENTS OF OPERATIONS
                            (Unaudited)


                                                          For the
                                                          Cumulative
                                                          Period From
                                                          January 19, 1987
            For the Three Months    For the Six Months Ended    (Date of
                 Ended June 30,          June 30,                Inception)
                                         Through June 30, 1998
             1998      1997           1998            1997

Income     $           $              $               $         $-

Option
Expenses                                                         55,349
Merger and
Reorganization
Expenses                 5,337         827              14,553   87,532

General and
Administrative
Expenses    7,461        96              7,636             130    43,637

Interest Expense          264                            1,054     6,713

Net Loss Before
Extraordinary
Item      (7,461)          (5,697)      (8,365)        (15,737)  (193,231)

Extraordinary
Gain from Debt
Forgiveness,
net of Tax
of          $0             22,566            0           22,566    25,870

Net Income
(Loss)      $(7,461)      $16,869      $(8,365)         $6,829    $(167,361)

Net Income
(Loss) Per
Common Share
Before Extraordinary
Item       $              $               $             $           $(0.06)

Net Income (Loss) Per Common
Share       $             $               $             $           $(0.05)

Weighted Average Common Shares
Outstanding  4,300,000      4,300,000      4,300,000      4,300,000   3,495,677

                  MT. OLYMPUS ENTERPRISES, INC.
                 (A Development Stage Enterprise)
                CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                                 For the Cumulative
                                                 Period From
                                                 January 19, 1987
             For the Six Months                  (Date of Inception)
             Ended June 30,                      Through
                                                 June 30, 1998
             1998                1997

Cash Flows From Operating Activities

Net loss    $(8,365)           $6,829            $(167,361)

Adjustments
to reconcile
net loss to
net cash used
by operating
activities:

Amortization                                        5,164
Extraordinary
gain of
debt
forgiveness                     (22,566)           (25,870)
Services for
convertible
debt                                                15,613
Expenses
paid by
stockholder                       16,709            15,247
Expenses paid
from deposit
with legal
counsel                            6,900             10,000
(Decrease) in
prepaid expenses   (140)            (137)              (140)
Increase in
accrued interest
payable                            1,053               6,713
Increase in
accounts
payable           8,505           (8,788)             69,666
Net Cash
Used By
Operating
Activities                                            (70,968)

Cash Flows
From Investing
Activities
Payment for
organization
costs                                                  (5,164)

Net Cash
Used In
Investing
Activities                                              (5,164)

Cash Flows
From Financing
Activities
Proceeds from
notes payable
to related
party                                                    37,000
Repayment of
note from
related party                                           (25,000)
Proceeds from
issuance of
common stock,
net of offering
costs                                                     64,132

Net Cash Provided
By Financing
Activities                                                76,132

Net Decrease In Cash                                           0

Cash at Beginning of Period                                    0

Cash at End of
Period      $0                  $0                     $       0

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

NOTE 2--CONVERTIBLE DEBT

In June 1997, a shareholder assumed $44,387 of liabilities of the Company.
The shareholder made arrangements with a third party to borrow $60,000 at 10% per annum to pay for these obligations. In the event the shareholder fails to repay the debt, the Company has granted the third party the right to convert the debt into 5,000,000 shares of common stock of the Company, in full satisfaction and discharge of the debt. If the shareholder pays the obligation to the third party, the Company may issue stock to the shareholder. Of the $60,000 loaned to the shareholder, $44,387 was used to satisfy existing liabilities of the Company. The remaining $15,613 has been accounted for as compensation to the shareholder.

NOTE 3--EXTRAORDINARY GAIN FROM DEBT FORGIVENESS

In 1997 and 1996 the Company negotiated reductions in the amounts owed to creditors. As a result, the creditors forgave a total of $25,870 in liabilities. The gain from the debt forgiveness has been recognized as an extraordinary gain in the accompanying statements of operations.

NOTE 4 PROPOSED REORGANIZATION

The Company is involved in a proposed reorganization with J2 Technologies, LLC. ("J2"), a California based company. As presently proposed, the Company would change its name to J2 Technologies, Inc. and complete a 43-for-1 reverse stock split of the common stock currently outstanding. J2 would transfer all of its assets and technology to the Company in exchange 2,200,000 post-split shares of common stock. If completed, the proposed transaction would be accounted for as a reorganization of J2 and an acquisition of the Company by J2 using the purchase method of accounting.