Form 10-Q
period 1997-09-30
MT OLYMPUS ENTERPRISES INC /UT/
filed 1998-11-16
CIK 810365

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                 X       QUARTERLY REPORT PURSUANT TO
                    SECTION 13 OR 15(D) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED: September 30, 1998
                        OR
            TRANSITION REPORT PURSUANT TO
            SECTION 13 OR 15(D) OF THE SECURITIES AND
            EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM   N/A      TO

          COMMISSION FILE NUMBER :  33-11795

                  RECOM MANAGED SYSTEMS, INC.
     (Exact name of Registrant as specified in its charter)

     FORMERLY KNOWN AS: Mt. Olympus Enterprises, Inc.

                  DELAWARE                       87-0441351
          (State or other jurisdiction of      (I.R.S. Employer
          incorporation or organization)       Identification #)

                        2412 Professional Drive
                          Roseville, CA 95661
               (Address of principal executive offices)
                               (Zip Code)

                            (916) 789-2022
     (Registrant's telephone number, including area code)

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

   The number of shares outstanding at September 30, 1998: 4,300,000
   As of the date of this filing, the Company has 2,605,000 shares outstanding.



                      RECOM MANAGED SYSTEMS, INC.

                                INDEX

                                                           Page
     PART I.   FINANCIAL INFORMATION

               Item 1.  Financial Statements   Exhibit

               Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations 3



     PART II.  OTHER INFORMATION


                Item 4.  Submission of Matters to a Vote of
                         Security Holders ...............................9

                Item 5.  Other Information ..............................9

                Item 6.  Exhibits ........................................9


                        [Inapplicable Items Have Been Omitted]

          PART I. - Financial Information

     Item 1. Financial Statements.  [Unaudited]

          The unaudited Financial Statements of Mt. Olympus
     Enterprises, Inc. for the three and nine month periods ending September 30, 1998, are attached hereto and made a part of this Report, Item 1. Additionally, the Financial Statements for J2 Technologies, LLC for the one month start-up period ending August 31, 1998 is attached. Further, there is attached the unaudited pro forma consolidated Financial Statements reflecting the Reorganization of these companies.

     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations.

          (a) Reorganization - Management of the Registrant does not believe that this disclosure and report can be understood apart from the Reorganization of the Company which was approved by its Board of Directors August 19, 1998, with an agreement entered with the other reorganization company on August 24, 1998 and which agreement and specific terms were ratified by Majority Shareholder Consent on October 30, 1998. Accordingly, this 10-QSB report is made applicable and conforms with all of the terms and provisions of the Reorganization Agreement referenced above, even though ratified after the actual date of this report on September 30, 1998.

          In outline fashion, the Reorganization approved by the Company as of October 30, 1998 was a reverse acquisition in which the Company acquired a wholly owned operating subsidiary, which is a California limited liability company, known as J2 Technologies, LLC ("J2"). It was then agreed that all of the Company's present activities and business would be exclusively directed through the J2 subsidiary, and the acquired technology business, as more particularly described below.

            As part of the Reorganization, J2 nominated a new Board of Directors, as elected, and who are more fully described below. The Company agreed to change its name to an agreed upon name of RECOM Managed Systems, Inc. ("RECOM"). The Company's business has now become that of the J2 subsidiary, the new management has been appointed by the Board of Directors nominated by J2, and the Company has assumed the name of a related entity to J2. The Company deems this Reorganization can properly be characterized as a "reverse acquisition" in that even though the parent company, Mt. Olympus Enterprises, Inc., remains as the surviving entity, under another name, all of its attributes, management, and the new name substantially reflect the acquired
     J2 subsidiary.

          In outline fashion, the essential terms and provisions of the Reverse Acquisition, as approved by majority shareholder vote, involve the following:

               1. A reverse split of the issued and outstanding stock of the Company on a forty-three to one (43:1) basis.

               2. Election of a new four member Board of Directors, with a fifth member to be appointed. Certain biographical information, as well as shareholder interest of each management member is set-out in the attached Notice to Shareholders. No compensation has yet been fixed for management.

               3.   A change of name of record to RECOM Managed Systems, Inc.

               4. Adoption of the principal business of J2 Technologies as generally described below.

               5. The transfer of the principal business address of the Company to the prior J2 address at 2412 Professional Drive, Roseville, California, 95661.

          The preparation of initial unaudited consolidated financial statements for the reorganized entity are attached and incorporated by this reference.


          Management further notes that it is contemporaneously filing with this 10-QSB report an 8-K report in which the general information, as outlined above, has been provided. A copy of the 8-K report will be made available to any shareholder or interested party by contacting the Company or it can be downloaded through the SEC EDGAR services at the same site as this 10-QSB Report is located. It is, however, believed by management that the 8-K
     Report will not set out any further or additional significant information not outlined or contained in this 10-QSB filing regarding the Reorganization.

          As a result of the Reorganization and the reverse split, the prior public shareholders of the Company now hold approximately
     3.8% of the issued and outstanding stock, prior management and affiliated parties with management hold approximately 11.8% of the issued and outstanding stock and the new shareholders which contributed their membership interest in the J2 operating subsidiary hold the balance of approximately 84.4% (2,200,000) of the issued and outstanding stock.

          It should be noted that the predecessor and parent company
     (Mt. Olympus Enterprises, Inc. or MOE N/K/A RECOM) has been totally inactive for approximately the past decade, as earlier reported, and has not had any assets or business purposes. As a part of the Reorganization the debts and liabilities of MOE were substantially paid or otherwise capitalized or discharged. Other liabilities were acquired from the J2 entity. The consolidated current liabilities set-out on a pro forma basis are contained in the attached consolidated pro forma financials and summarized as follows:

               The Reorganized Company has total current liabilities of $364,704, total assets of $174,348 and a current stockholders deficit of ($190,361). The Company has a current net loss as of August 31, 1998, on a pro forma consolidation basis, of ($329,559) largely related to start-up and reorganization costs. In sum, the Company should be considered a start-up entity without material assets, accumulated debt as outlined above, and a current net loss from start-up operations.

          It should be further noted that the J2 subsidiary has not been actually engaged in business to this date and is itself a newly organized company having a date of inception of July 31, 1998. J2's only activity since inception, on July 31, 1998, has involved organizational matters, such as the transfer of assets and technology from RECOM Technology, Inc., and completing the Reorganization with the new parent entity, RECOM Managed
     Systems, Inc.
          Management indicates that there are no historical business operations to discuss. Management would note that the Company will incur the typical risk of all start up companies as to whether it can generate sufficient revenues and income from its initial intended activities to continue in business and each shareholder should consider this start up phase as a high risk period in the Company's attempt to develop operations. Moreover, the Company will be attempting to engage in a new form of business as a new business entity and no warranty or assurance to the success of these business endeavors can or will be made by management.

          In essential terms, the J2 subsidiary was generally described in a Shareholder's Statement sent to each known shareholder of record which further described the Reorganization and the resulting operating subsidiary as required under Delaware law and as approved by the Board of Directors. A copy of that Shareholder's Statement is incorporated and attached hereto as non-financial Exhibit A.

          J2 is described in the Shareholder Statement as a start up limited liability company which has its principal place of business at 2412 Professional Drive, Roseville, California 95661. Roseville is located approximately 20 miles from Sacramento, California. J2 was organized in July 1998 by various principals of a related technology company known as Recom Technologies, Inc. ("Recom Tech.") for the purposes of J2 receiving an assignment of certain intellectual technologies from Recom Tech. in exchange for membership interest in the new J2 entity. J2 is intended as a commercial developer and user of these technologies. As noted above, the new name of the Company will be RECOM Managed Systems, Inc.
     ("RECOM").

          J2 had approximately twelve (12) members consisting of individuals and business entities, all of which have contributed either technology, services or entrepeneurship to the start-up entity in exchange for their or its membership interest. These members have now transferred all of their membership interest to RECOM in exchange for the controlling shareholder interest described below.

           RECOM Technology, Inc. ("RECOM-Tech") formed J2
     Technology LLC, on July 31, 1998 for the purpose of expanding its high-tech research and development services beyond federal government entities into the private sector. J2 was formed to provide computer support and systems to private companies. J2 will temporarily stay in the same building as RECOM-Tech and will sub-lease office space from RECOM-Tech.

          J2 hired two of the 300  RECOM-Tech employees to carry out
     J2's activities. RECOM-Tech did not transfer its market distribution system, sales force, customer base, operating rights or production techniques to J2, except that J2 will market its services initially to three of RECOM-Tech's current commercial customers. Revenue from these customers was not material to RECOM-Tech. RECOM-Tech will provide documented desktop and network support procedures to J2. The intellectual property transferred from RECOM-Tech to J2 has been appraised at $4,750,000 but has been recorded by J2 at RECOM-Tech's book value of zero. Based upon the above, RECOM-Tech is not considered a predecessor to J2 and, accordingly, financial statements of RECOM-Tech are not included herein.

          J2 intends to engage primarily in the development and servicing of commercial computer networks, including local area, wide area, Internet and Intranet. It is envisioned that J2 will provide unique processes and procedures obtained from the Recom Tech. assignments for setting up and servicing various computer networks on an on-site and off-site basis. It is further envisioned J2 will provide unique hardware and software configurations for these networks, both in their implementation, operation and servicing. The Company also intends to provide both hardware and software servicing and maintenance as part of a complete service package for the commercial and business computer client. It is intended that the initial sites of its operations will be primarily the Northern California area.

          Recom Tech. has an extensive historical experience in the development and marketing of world class information technical services related to basic business utilities with particular emphasis upon network systems. It has been successful in developing and marketing these technical services to both governmental and industry sector clients, but with a special emphasis upon governmental programs such as NASA and the Department of Defense. It is believed that this proven experience will provide a unique competitive advantage to J2 to engage in its intended business activities.

          It should be understood that, to date, J2 has not engaged in any commercial activities and has only received the assignment of the technology from Recom Tech. as part of its initial organizational efforts. It should be further understood these assets, while believed to have value, cannot be valued by the Company on its formal accounting statements as attached.

          As you may be aware, the predecessor entity (MOE), has primarily incurred expenditures over the past few years for legal and accounting expenses in an attempt to keep the Company current in it's reporting requirements under the Securities and Exchange Act of 1934. As further noted above, these accrued debts and obligations were or will be discharged either by payment from prior management through its agent Mr. Dennis Madsen; through the issuance out or cash consideration by the new J2 subsidiary group at the closing of the reorganization; or, thirdly, for issued shares of stock for prior services. The Company believes that the terms of the Reorganization are more fully set out in the Reorganization
     Agreement captioned as a Stock-for-Interest Agreement, a copy of which is attached hereto and incorporated by this reference as non-accounting Exhibit B.

          Finally, it should be noted that the new board of directors and officers constituting management of the Company are more fully described, with brief biographical information and shareholder interest, in the Exhibit A Shareholder Statement.

          (b)  Results of Operations -   As noted above, the MOE
     parent entity has not had any income or operations for the past several years. The acquired operating subsidiary J2 is a start up entity having commenced business and acquired intangible assets as of July 30, 1998. As a result, the Company does not have any initial results of operations with which to report, but would anticipate that operational results may be reported as of the next quarterly reporting period.

          All prospects for future revenues and income depend upon the success of the J2 technology and technological applications as generally described above. No assurance or warranty as to the commercial implementation of this technology can be or is given.

               (c)  Significant Events - See Above












           PART II. - Other Information

     Item 4. Submission of Matters to a Vote of Security Holders

          The Reorganization described above between the parent entity, MOE (and now known as RECOM Managed Systems, Inc.)
     and J2 was submitted for Majority Shareholder Ratification as of October 30, 1998 and approved. A copy of the Majority
     Shareholder Ratification is attached hereto as a non-financial Exhibit C along with the required Shareholder Statement as the previously referenced Exhibit B.

     Item 5. - Other Information.

               See Above

     Item 6.  Exhibits and Reports on Form 8-K.

               (1)  Unaudited Financial Statements dated
     September 30, 1998, for MOE, Audited Financials for J2 dated
     August 31, 1998, and consolidated pro forma unaudited Financial Statements for the combined companies.

               (2) An 8-K Report referencing the Reorganization between the company, as generally described above, is being concurrently filed by the Registrant. The Registrant does not deem that the 8-K contains any new or additional information other than referenced in this filing.

                    ................................................

               Non-Financial Exhibits:

               (A)  Shareholders Statement

               (B)  Reorganization Agreement

               (C)  Majority Shareholder Ratification



                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                   RECOM MANAGED SYSTEMS, INC.





     Date: 11/12/98            By /S/
                               Mr. Andrew Limpert
                               President



     Date: 11/13/98            By
                               G.K. (Jack) Lee
                               Secretary/Treasurer
                               Chief Financial Officer

             NON-FINANCIAL EXHIBIT A


                             SHAREHOLDER STATEMENT

                        MT. OLYMPUS ENTERPRISES, INC.
                  NOW KNOWN AS RECOM MANAGED SYSTEMS, INC.
                           2412 Professional Drive
                             Roseville, CA 95661
                               (916) 789-2022

                              NOVEMBER 11, 1998

         This Information Statement is being provided to all shareholders of record of Mt. Olympus Enterprises, Inc. ("MOE" or "the Company") to inform them of certain actions approved and recommended by the Board of Directors and subsequently approved by Majority Shareholder Consent without meeting. As you may be aware, MOE is a Delaware Corporation; and, under Delaware law, a meeting is not necessary when a majority of the shareholders of record approve certain corporate actions that would otherwise require notice of a shareholder meeting and voting by shareholders. However, Delaware law, as well as the By-Laws of your Company, require that all shareholders of record should be given disclosure and notice of the action taken by Majority Shareholder Consent. Your management also believes that such notice is a fair and equitable requirement.

         Attached to this Shareholder Notice is a copy of the Majority Shareholder Consent Resolution signed by the shareholders holding the majority of the issued and outstanding shares. This consent should serve as a brief summary of the matters recommended by the Board of Directors and approved by a majority of the shareholders. As many of you may know, the Company is presently implementing a reorganization with a privately held California limited liability company engaged in computer software and hardware applications and processing of unique proprietary programs which are related to various business applications. The Company acquired all of the ownership interest in that limited liability company known as J2 Technologies, LLC ("J2") as its wholly owned operating subsidiary. The Company is in the process, contemporaneously with the sending of this notice, of changing its name of record in Delaware to RECOM Managed Systems, Inc. to reflect the new direction and business of the Company. Further, various parties, as indicated in the attached Majority Shareholder Consent, and as nominated by the prior J2 management, have become the majority shareholders of the Company, the new directors of the Company and have replaced the existing officers, as more particularly described and set out below. This type of reorganization is typically characterized and described as a "reverse acquisition".

         The purpose of the following Shareholder Information
     Statement is to supply to you substantially the same information as you would have received concerning this Reorganization if it were required to be submitted pursuant to a Proxy Solicitation for your vote. The information package being supplied to you consists primarily of this basic Shareholder Information Statement which, as indicated above, is similar to a Proxy Statement; secondly, the Company has enclosed the current financial statements which presently exist for MOE, along with the current audited financial statements of J2, and an unaudited pro forma consolidated financial statement for the two entities. Thirdly, there is enclosed in this package a short business description of the J2 Technologies, LLC, and its intended business activities as RECOM Managed Systems, Inc.

         The new management of the Company will also be available to discuss any aspects of the business and answer your questions at any time should you wish to contact them directly.

         Finally, should any shareholders wish a copy of the most recently filed 10-KSB and 10-Q SB statements for MOE, they will be made available to any shareholder or interested party upon request. However, you should be advised that this material has been largely superseded by the subsequent agreement for "reverse acquisition," which the Company believes is fairly and fully disclosed in the enclosed Shareholder Information Statement, and is otherwise more briefly reported in a filed 8-K report with the SEC, a copy of which may also be made available to shareholders or interested parties upon request.

              BRIEF DESCRIPTION OF J2

         J2 is a start-up California limited liability company, having its principal place of business at 2412 Professional Dr., Roseville, California 95661. Roseville is located approximately 20 miles from Sacramento, California. J2 was organized in July 1998 by various principals of a related technology company known as Recom Technologies, Inc. ("Recom Tech.") for the purposes of receiving an assignment of certain intellectual assets from Recom Tech. in exchange for membership interest in the new J2 entity. J2 is intended as a commercial developer and user of these assets. As noted above, the new name of your company will be RECOM
     Managed Systems, Inc. ("RECOM").

         J2 had twelve (12) members consisting of individuals and business entities, all of which have contributed either technology, services or entreupeneurship to the start-up entity in exchange for their or its membership interest. These members have now transferred all of their ownership interest to MOE/RECOM in exchange for the controlling shareholder interest described below.

         J2 intends to engage primarily in the development and servicing of commercial computer networks, including local area, wide area, internet and intranet. It is envisioned that J2 will provide unique processes and procedures obtained from the Recom Tech. assignments for setting up and servicing various computer networks on an on-site and off-site basis. It is further envisioned J2 will provide unique hardware and software configurations for these networks, both in their implementation, operation and servicing. The Company also intends to provide both hardware and software servicing and maintenance as part of a complete service package for the commercial and business computer client. It is intended that the initial sites of its operations will be primarily the Northern California area.


         Recom Tech. has an extensive historical experience in the development and marketing of world class information technical services related to basic business utilities with particular emphasis upon network systems. It has been successful in developing and marketing these technical services to both governmental and industry sector clients, but with a special emphasis upon governmental programs such as NASA and the Department of Defense. It is believed that this proven experience will provide a unique competitive advantage to J2 to engage in its intended business activities.

         It should be understood that, to date, J2 has not engaged in any commercial activities and has only received the assignment of the intellectual assets from Recom Tech. as part of its initial organization efforts. It should be further understood these assets, while believed to have value, cannot be valued by the Company on its formal accounting statements as attached.


           GENERAL DESCRIPTION OF REORGANIZATION

         On or about August 24, 1998, Mt. Olympus entered into the referenced Stock-for-Membership Interest Agreement with the J2 Limited Liability Company and its members. The essential terms of this reorganization agreement provided that Mt. Olympus acquired all of the outstanding membership interest in J2 which has become its wholly owned operating subsidiary. There is not presently contemplated an actual merger between the two entities for the foreseeable future, though the companies will retain such merger option. Presently, it is intended that J2 will operate as the sole commercial business operating subsidiary of the Company. To accommodate this reorganization, the Company will change its name to "RECOM Managed Systems, Inc." to reflect the actual business operations of the Company and will be managed and guided by a new board of director nominees and officers from the current J2 management as described below.

         Since the Company is, for practical purposes, going to be reorganized to operate like the J2 subsidiary, this type of reorganization is often generically called as a "reverse acquisition." In the reverse acquisition the public company formally continues as an entity, but the management, name and business purpose become those of the newly acquired entity, in this case J2.

         The terms of the reorganization agreement also required MOE to go through a 43:1 reverse split of its shares, so that the predominant ownership and control of the new entity will be held by the prior members in J2, see below. As a majority of the present shareholders of Mt. Olympus have approved this reorganization, there will be, after this reorganization, certain new reverse split shares issued to the prior J2 Members, as well as a limited number of reverse split shares which would be issued to prior management and affiliates of Mt. Olympus for prior services rendered. In the case of Mr. Madsen and Benchmark the reverse split shares would be issued, in part, as a finder's fee for the proposed reorganization.

    There would be a total of 2,605,000 reverse split shares issued and outstanding upon approval of the reorganization as outlined below:

         Issuee         No. of Shares          % of Reverse Split Share
       Recom, Inc.        660,500                     25.4 %
       Lee                300,000                     11.5
       Epperson           300,000                     11.5
       Kayne              340,000                     13.1
       Intervest, Inc.    150,000                      5.8
       SOMA, Inc.         340,000                     13.1
       Joyce               57,000                      2.2
       Toth                 7,500                       .3
       Lawrence             7,500                       .3
       Ostermiller          7,500                       .3
       Lai                 25,000                      1.0
       Shariq               5,000                       .2
       Existing MOE S/H   100,000 *                    3.8
       Andrew Limpert     105,000 *                    4.0
       Dennis Madsen       87,500 *                    3.4
       Benchmark Group     87,500 *                    3.4
       Julian Jensen        5,000 *                     .2
       L. Kent Mackey       5,000 *                     .2
       Gregory Stringham    5,000 *                     .2
       Dave Winters         5,000 *                     .2
       Donald Baird         5,000 *                     .2

                        2,605,000                     100%(1)

     * Asterisk denotes existing MOE stockholders, management or affiliates.
     (1) Rounded





          The new management group selected and nominated from the prior J2 management is set-out subsequently and described in this material. The present shareholders of Mt. Olympus, after the reverse split, now only constitute a remaining block of approximately 100,000 shares. Of this 100,000 shares, approximately 32.5% are held by Mr. Madsen, another 17.4% by Alpine Securities and the remaining 50% by the public shareholders of Mt. Olympus.

          Management of Mt. Olympus has determined that the reverse organization, as generally described above, and as approved by majority shareholder consent, was in the best interest of all shareholders, since the Company had no alternative business purposes.

          While management is aware that approval of this reverse organization constitutes a substantial dilution and reduction of sharehold ownership in the Company to existing shareholders, management supported this acquisition, since the Company had no other business activities or expectations. Moreover, management believes that the terms and provisions of the reorganization are generally fair since the sole assets and future business activities of the Company are being contributed by the J2 members and the Company would not otherwise have any expectation of any future business activity.

          ANY SHAREHOLDER WISHING TO REVIEW A COPY OF THE
     STOCK-FOR-INTEREST AGREEMENT MAY OBTAIN A COPY AT
     THE ADDRESS INDICATED ABOVE FOR THE MANAGEMENT.

          The Company knows of no person or group, except the following, which, as of the date of this Shareholder Statement, beneficially owns and has the right to vote more than five percent (5%) of the Company's Common Stock:


     NAMES OF
     BENEFICIAL OWNERS        SHARES BENEFICIALLY OWNED  PERCENT OF CLASS

     RECOM, Inc.                              660,500          25.4
     SOMA, LLC                                240,000          13.1
     Kayne International LLC                  340,000          13.1
     Jack Lee                                 300,000          11.5
     John Epperson                            300,000          11.5
     Intervest, LLC                           150,000          5.8



             NEWLY APPOINTED DIRECTORS

          Management of Mt. Olympus indicates that the following individuals constitutes J2's nominees elected to the Board of Directors. The Board also received a proxy to appoint the fifth member from the Majority Shareholder Resolution:

          1.   MR. JOHN (JACK) C. EPPERSON, JR.; Age 50.  Mr.
     Epperson resides with his wife and family in Auburn, California. Mr. Epperson is a 1980 graduate of University of Northern Colorado with an MA degree in public administration and a BA degree in Marketing Science from Chaminade University in 1970.

          Mr. Epperson currently serves as the Executive Vice President of Recom Technologies, Inc. a related corporation, and has more than 27 years of experience in the field of corporate management, information technology and facility support services.


           Mr. Epperson has also acted as an entrepreneur on the founding of three successful information service companies and currently serves on the Board of Directors of Miranet, Inc., Recom International and Recom Applied Solutions. He has experience in both corporate management and in project management with these entities.

          Prior to his affiliation with Recom Technologies, Mr. Epperson was employed by Computer Sciences Corporation, Control Data
     Corporation, VanGuard Technologies, and earlier served in the U.S. Army as an ADP Plans and Operations Officer.

          Mr. Epperson will continue as an Executive Vice President of Recom Technologies and will serve the Company as a Board
     Member on an as needed basis. It is also presently intended that Mr. Epperson will be appointed by the Board as the President and Chief Executive Officer in the reorganized J2 Technologies Company.

          2. MR. G.K. (JACK) LEE; Age 62. Mr. Lee resides with his wife and family in San Jose California. Mr. Lee was an awarded an MS Degree in Applied Mathematics from San Jose University in 1964 and a BS in Mathematics and Physics from University of British Columbia in 1962.

          Mr. Lee is a founder of Recom Technologies and has more than 25 years experience in the information technologies services, including 20 years of management. He also has extensive experience in systems analysis and programming. Mr. Lee currently serves as President of Recom and as a member of its Board of Directors.

          Prior to his affiliation with Recom, Mr. Lee was employed by Sterling Softwares and was an independent consultant to NASA. He has also served as President of the Asian American Manufacturing Association and is a Board Member for Goodwill Industries and Attention Control Systems, Inc.

          It is intended that Mr. Lee will continue as an Officer and Director of Recom and will devote such time as necessary as a Director to the reorganized J2 and as its Secretary.

          3. SYED Z. SHARIQ. Age. 49. Dr. Shariq resides with his wife and family in Palo Alto, California. Dr. Shariq is a graduate of Virginia Polytechnic Institute with a Ph.D. in Operations Research, an MS in Applied and Mathematical Statistics from Rutgers University, and BE in Mechanical Engineering from University of Jabalpur, India.

          Mr. Shariq is Assistant to the Center Director for Strategic Alliances at NASA Ames Research Center. He has served as
     Director of Ames Commercial Technology Office with responsibilities to develop collaborative programs between NASA, industry, universities, states and regions. He was the founder of the agency's commercialization initiatives that successfully raised over $90 million in private sector capital. He has received extensive national recognition for his successes in the commercialization of technology.

          Prior to joining NASA, Dr. Shariq served as a Senior
     Associate with Montgomery Securities, a West Cost investment banking firm specializing in corporate finance, venture capital, and institutional trading services for emerging growth and technology companies. He has also served as Director of research and development and advisor of strategic business and policy for several organizations.

          He has served on the faculties of several universities, including Duke and John Hopkins, and is a visiting faculty fellow at Stanford University and University of Texas at Austin. He is an active community volunteer in the Silicon Valley, serving as founding member of the board of directors for four non-profit regional business initiatives. He is a member of numerous advisory groups, including the Governor's California Information Technology Commission.


     4.   MR. ROBERT S. IGER, ESQ.; Age 57.  Mr. Iger resides in
     Irvine, California with his wife and family. Mr. Iger is a member of the California Bar and obtained his JD Degree in 1993 from Western State University. Mr. Iger also holds a Masters Degree in
     Economics from the State University of New York at Buffalo in 1969.

          Mr. Iger, in addition to practicing law since 1994, has served on various boards and in executive positions with LAR Holding, Ltd., Oxford First Corporation and Xerox Corporation. Mr. Iger's practice concentrates currently in corporate and securities law. He would intend on serving the company on an as needed basis as a Director and legal advisor.


             MANAGEMENT & COMPENSATION

          The following chart sets out the essential information regarding the number of reverse split shares held by each director and officer. No present decision on compensation to officers has been made. Only Mr. Joyce, the Vice President of Operations, will initially serve on a full-time basis. It should also be noted that Mt. Olympus does not have any salaried or compensated positions at the present time and any compensation to be paid will be paid solely through the J2 subsidiary. Further, Directors do not receive compensation at the present time for their services, but receive a per diem payment for each meeting attended to be set by the Board, presently $500 per meeting. At present it is intended that only the Vice-President will be employed full-time as an officer, with the other officers serving part-time on an as-needed basis. Mr. Limpert will act as an interim President through November 30, 1998, at which time Mr. Epperson will assume that office.

     Name of Director          Number of Shares   % of Issued & Outstanding

     John Epperson, Jr.,(1)
     Director & President         300,000                    11.5%


     G.K. (Jack) Lee,
     Director, CFO &
     Treasurer/Secretary         300,000                    11.5%


     Syed Shariq,
     Director                     5,000                      .2%


     Robert S. Iger, Esq.,
     Director                         0                        0%


     James (Jim) Joyce,
     Vice President Operations   57,000                      2.2%


     (1) Appointment effective December 1, 1998. Mr. Limpert is continuing to serve as interim President.
         through November 30, 1998.

     (2) Includes all shares legally or beneficially owned.

     (3) There are presently no outstanding options, warrants or other share acquisition rights.

        APPOINTMENT OF INDEPENDENT AUDITORS

          Management had determined pursuant to majority shareholder consent to continue the appointment of the accounting firm of Hansen, Barnett & Maxwell of Salt Lake City, Utah as the continuing auditors for the Company for an interim term.

          Management believes that it is important to retain the historical auditors of the Company during this transitional period and until consolidated financial statements can be prepared reflecting the integration of the J2 subsidiary.


     BY AUTHORITY OF THE BOARD OF DIRECTORS:


     ___________________________________
     Mr.  Andrew Limpert
     President

     A:\moe4\sharehol.inf


                        RECOM MANAGED SYSTEMS, INC.

                              BUSINESS SUMMARY


     Leveraging Proven Performance in a Growth Market

            Recom Managed Systems, Inc (RMSI) is a spin-off of Recom Technologies, an 18 year old company with extensive experience supporting the information technology requirements of large federal customers, primarily NASA and Department of Energy. RMSI was formed to leverage Recom Technologies' expertise in desktop and network systems. RMSI' s primary goal is to become the primary systems support partner for mid-size and small commercial customers by offering predictable 'NASA' level reliability and quality.

           The key strengths of this business opportunity are: a determined focus on a very fertile market, a roll-up growth strategy applicable to acquisitions, and a strong management team armed with proven
     Recom processes and technologies. Recom Technologies is assigning intellectual property assets to RMSI independently appraised at $4,750,000. These assets provide a significant competitive advantage in providing world class systems support.

           RMSI will become a national service provider with Sacramento as the first regional site. The Sacramento Valley is forecast to be the fastest growing business region in the country in the next ten years and is already experiencing rapid growth from technology companies.
     Over the last three years, the top national and Sacramento based companies offering desktop and networking products and services have experienced over 50% annual growth.

           RMSI plans to capture a significant market share by implementing a remote support center, a user support web site and by extending
     Recom's brand name recognition for quality and reliability. The remote center and web site will allow RMSI to offer a level of technical support not affordable by any one mid-size company.


     Opportunity to Manage Total Cost of Ownership

     Companies have more desktop assets than ever before, but exactly how many assets, their location, their configuration or their total cost are often unknown. Supporting these systems often depletes the companies' ability to take advantage of important new technologies.
     Many organizations react by hiring temporary staff, yet real expertise and reliable results are hard to find. Increasingly companies are solving this problem by outsourcing basic desktop and network support services while refocusing their internal Information Technology staff on implementing technologies that provide unique strategic business advantages.

     Besides managing total cost of ownership, other key outsourcing drivers are:
            the ability to retain, recruit and train the necessary systems engineers and technicians,

            the ability to make major capital reinvestments in systems every three years,

            sufficient IT staff to complete needed business growth projects

     RMSI answers the total cost of ownership problem and other related IT issues by providing the ability to selectively out-task' specific desktop and network support responsibilities.


     RMSI's services  include:

          Technology and Support Planning. RMSI offers technology planning to help our clients assess how their business is currently deploying and supporting distributed computing systems. Our assessments identify opportunities for improving desktop and network support functions.

          Help Desk Services and User Training. RMSI's proactive approach to user support for desktop and network applications focuses on continuous improvement to maximize productivity.
          Using industry best practices and tools, we'll help eliminate user problems before they occur. RMSI's training courses increase user productivity while decreasing support levels of effort.

          Maintenance and Asset Management Services. RMSI's goal is to minimize user downtime and reduce the cost of on-site technical support through our umbrella maintenance services. RMSI provides responsive, single-source maintenance for desktop and network equipment. Our clients regain control of their technology investment and manage cost through our careful tracking of PC and networking assets.

          Network Services. RMSI offers a single source for network reengineering, architecture planning, integration, operations, network management, administration and support. RMSI provides these services for local and wide area network and internet/intranet systems.

          Full-Service Leasing. RMSI offers a full-service leasing program for desktop, laptop and server computing. Our leasing, rental, and financing services are contoured to our clients' business needs. Our Full-Service Leasing program will combine management services with flexible financing that lets our clients upgrade or trade in assets at virtually any point during the lease term.

          IT Staffing.   RMSI provides insource (client managed) or
          outsource (RMSI managed) technical staff with a wide range of capabilities including PowerBuilder, Oracle and SilverStream.


                     Services Strategy

     RMSI will provide the same high quality technical support provided at computing intensive government organizations like NASA, by using proven best business practices and support technologies based on proprietary and intellectual assets assigned by Recom Technologies.

     RMSI provides specialized "out-tasking" service level agreements
     designed to meet our clients' prioritized operational needs.   Our
     service agreements are assured by measuring and reporting critical performance indicators such as system availability, system performance, customer satisfaction, call and ticket volume, mean response time and mean time-for-repair

     RMSI's remote support center will have the capability to predict failures and solve problems before they become apparent to the customer.
     Real-time asset management will be used to determine the status of all network components at any given time and this information will be available for customer review through secure access on the user support web site. Knowledge bases will be used by the remote support staff for problem resolution and also made available to users for self help' on the web site.

     The remote support center, user support web site, and knowledge base will better leverage our senior technical staff by reducing the time needed for on-site visits. With remote control capabilities like remote boot and software distribution, many systems problems will be resolved without sending a technician on-site.

     To further streamline our service, the RMSI team will provide a knowledge base directly to our customers through our web site. This web site allows customers to:
             resolve many common problems themselves
             obtain real time operational status of computing resources submit trouble calls and track their resolution receive training on standard desktop/network software

     Support services will concentrate on desktop (Windows NT/95/98), client/server network architectures (Microsoft NT and Novell Netware) and internet/intranet systems.

     System maintenance and management functions will include:
        software installations, metering and updates remote systems monitoring, optimization and tuning system/data back-up and recovery data security and virus protection asset management preventative maintenance

          RMSI will provide a complete range of desktop support services that eventually will include the lease of systems/services. Moreover, utilizing Recom's proprietary processes and the latest remote agent software, RMSI will provide superior services that are not currently available to the mid-level market. All services will be "institutionalized using Recom's already-developed procedures.

         Recom will provide expertise gained through its participation on two recently awarded Seat Management contracts with the federal government. These contracts will provide services similar to the above for government agencies. Government customers will pay a set monthly fee per desktop workstation for all hardware, software, diagnostic, repair, call center, asset management and upgrade support. That is, complete network outsourcing. During the first year of operation, RMSI intends to establish a similar model with its Sacramento customer base.



     Market Analysis

          The growth potential of this market is significant on a regional, national and international level. International Data Corporation (IDC) 1998 study predicts that the support outsourcing market will grow from $7.9 billion in 1997 to $17.4 billion in 2002 with AGR of 17.2%.

         A survey of Northern California companies that offer network services reveals that the competent companies are growing 100% per year.
     Three companies are currently dominant and offer only time and materials support. Also, the largest companies are hardware vendors first and services suppliers second. No one offers mid-size and small companies the services anticipated by RMSI.

     RMSI is uniquely positioned to rapidly become a large player in this market. Through its Recom connections it has a cadre of well-qualified technical staff, in-place procedures, local support infrastructure and knowledge of local businesses. In addition, it has the ability to support the State of California through Recom's current California Master Agreement for Services, thereby enabling state agencies to buy services through a pre-negotiated contract vehicle.

        Initially services will be provided in the Northern California region. This market niche was selected for several reasons:

          (i) Corporate networks (including local area, wide area, Internet and Intranet connections) are a rapidly growing market

          (ii) It has a rapidly growing customer base (The Sacramento region is forecasted to be the fastest growing region in the country and is already experiencing a large migration of companies from the Silicon Valley)

          (iii) Companies know that technical talent is expensive and difficult to find

          (iv) In-house expertise and small consulting firms seldom offer a full range of capabilities to completely satisfy enterprise networking requirements

          (v) Large companies already have sufficient in house expertise or outsource to large service providers; moderate size companies rarely enjoy a consistent and reliable level of support

          (vi) Often customers must deal with several vendors for complete network services. This inevitably leads to delays, "finger pointing" and an unreliable level of support

          Industry leaders providing similar service at the Fortune 500 / 1000 level are Hewlett Packard, IBM, EDS, Entex, and Vanstar. Each of these companies have been acquiring mid-size, local service companies in order to expand their national and global position.

     Business Development

     Initial market growth will be accomplished by acquiring several high potential technology companies, as well as hiring and integrating several established consultants. These additions will provide access to technical staff and the needed infrastructure to provide remote systems management.

     The plan for company acquisitions is:
              Desktop / Network Systems Integrators and VARs [several] Training Center
              Recruiting/Staffing Agency
              Internet Service Provider

     The Sacramento Valley is forecast to be the fastest growing business region in the country in the next ten years and is already experiencing growth from technology companies like Intel, Packard Bell, Hewlett Packard and Oracle. In addition, Sacramento is receiving a large migration of high tech companies from Silicon Valley. Over the last three years, the top five Sacramento companies offering desktop and networking products and services have experienced 100% annual growth. Yet, the majority of the existing outsourcing market is supported by small (1-5 person) consulting firms.

     After RMSI is established in the Sacramento Valley, the regional service concept will be expanded to other growing west coast business regions such as: South Bay, San Francisco, Portland, Seattle, and Vancouver.


     Marketing Plan

     The RMSI marketing plan consists of demonstrating the benefits of the quality service that will be provided through the RMSI team at the remote support center, web site as well as the field technicians.

     Marketing and sales will be targeted through these main initiatives:

       Acquiring and expanding a customer base through acquisitions
             Obtaining customers through a marketing alliances with Capital Communications
             Pursuing companies having difficulty recruiting senior technical staff
       Direct marketing outsourcing opportunities
       Establishing service alliances with hardware providers, Telcom companies, and software vendors


     Management

     RMSI fields a strong, experienced management team and board of directors.

     John (Jack) C. Epperson, Chief Executive Officer

               Mr. Epperson has more than 27 years of experience in the field of corporate management, information technology and facility support services. As Executive Vice President of Recom Technologies, he currently supports Recom in an executive capacity with responsibilitiesincluding strategic planning, business development, and executive management.

          Mr. Epperson is a founding principal in three successful information services companies and serves as a board member for Miranet, Incorporated, Recom International and Recom Applied Solutions. His experience includes corporate management, project management, consulting, operating systems analysis and programming, hardware configuration and installation specifications, and applications analysis.

          Previous to his leadership of Recom Technologies and Epsilon Automation, Mr. Epperson was employed by Computer Sciences Corporation (CSC), Control Data Corporation (CDC), Vanguard Technologies and served in the US Army as a ADP Plans and Operations Officer. He holds an MA in Public Administration and a BA in Marketing Science.

          James P. Joyce, Vice President Operations

               Mr. Joyce has more than 21 years of experience in providing information systems services.
          As Director of the IT Consulting Division within Recom Technologies, he is responsible for establishing consulting services for commercial businesses in the Sacramento region.
          As Project Manager of a $10 million support services contract, Mr Joyce managed more than 65 full-time and part-time team members.

          Previous to his responsibilities with Recom Technologies, Mr. Joyce had a distinguished career in Information Systems with the US Air Force. His varied technical experience included teaching computer science at the US Air Force Academy and managing a $25 million automation effort in support of the F-117 Stealth Fighter.

          Mr. Joyce holds a BS in Computer Science from Oregon State University and an MS in Information Systems from the Air Force Institute of Technology.

     Mr. Joyce and Mr. Epperson have worked together in Recom Technologies since 1993.

        Staffing

               During the first quarter of operations, these key management positions will be filled: VP of Technology, VP of Finance and VP of Sales and Marketing. These positions may be filled by the principals of acquired companies.


     Board of Directors

          RMSI will be lead by the following Directors:

               Jack Epperson is CEO of Recom Managed Systems and VP of Recom Technologies.


          Jack Lee is CEO of Recom Technologies. Mr. Lee, the founding principal of Recom Technologies, has more than 25 years of experience in Information Technology services, including 20 years of management, five years of system analysis, and four years of programming. As President of Recom, Mr. Lee grew the company from a one-person operation to a $31 million company with 430 employees.

     His performance record includes positions in supervision, project management, technical group management, and contract management.
          He is past president of Asian American Manufacturing Association and is a serves as a board member for Goodwill Industries and Attention Control Systems, Inc. Previous to his career with Recom, Mr. Lee was employed by Sterling Software and as an independent consultant to NASA. Mr. Lee has an MS degree in Applied Mathematics and BS in Mathematics and Physics.


     Dr. Syed Shariq is a graduate of Virginia Polytechnic Institute with a Ph.D in Operations Research, an MS in Applied and Mathematical Statistics from Rutgers University, and BE in Mechanical Engineering from University of Jabalpur, India.

     Dr. Shariq is Assistant to the Center Director for Strategic Alliances at
          NASA Ames Research Center. He has served as Director of Ames Commercial Technology Office with responsibilities to develop collaborative programs between NASA, industry, universities, states and regions. He was the founder of the agency's commercialization initiatives that successfully raised over $90 million in private sector capital. He has received extensive national recognition for his successes in the commercialization of technology.

     Prior to joining NASA, Dr. Shariq served as a Senior Associate with Montgomery Securities, a West Coast investment banking firm specializing in corporate finance, venture capital, and institutional trading services for emerging growth and technology companies. He has also served as Director of research and development and advisor of strategic business and policy for several organizations.

     He has served on the faculties of several universities, including Duke and John Hopkins, and is a visiting faculty fellow at Stanford University and University of Texas at Austin. He is an active community volunteer in the Silicon Valley serving as founding member of the board of directors for four non-profit regional business initiatives. He is a member of numerous advisory groups,including the Governor's California Information Technology Commission.


          Robert Iger   is a member of the California ar and obtained his JD
     Degree from Western State University. Mr. Iger also holds a Masters Degree in Economics from the State University of New York at Buffalo. Mr. Iger has served on various boards and in executive positions with LAR Holding Ltd., Oxford First Corporation, and Xerox Corporation.
     Mr. Iger's practice concentrates in corporate and securities law. He would intend on serving the company as a director and legal adviser.



          Advisers

     Tom Schultz has been the President and Chief Executive Officer of
          Vista Technologies, Inc., a public surgical center firm form February 1996 to March 1997. Prior to joining Vista Tecnologies, Inc., Mr. Schultz served as Chairman/Chief Executive Officer of Crystallume, a NASDAQ-listed corporation, from February 1986 to January 1996.

     Robert Kendrick  founded Mackenzie Shea, Inc in 1995.  Mr.
          Kendrick has 15 years of experience including founding and operating a multinational securities broker/dealer, advising on investment banking, mergers and acquisitions advisory activities. His expertise is in the area if inovative corporate financial structuring and guiding companies throught the ever changing regulatory environment. Mr. Kendrick has developed vital relationships that provide access to capital and has an astute comprehension of the essential broker/dealer network throughout the U.S., Europe, Canada and South America.


     Leveraging Assets from Recom Technologies

     On August 15, 1998, Houlihan Valuation Advisors provided a report that assessed the value of the proprietary and intellectual assets being assigned by Recom Technologies to RMSI at $4,750,000.


     Financial Analysis

     Recom Managed Systems is a start-up company with proven business processes and technologies. Based on first level and second level funding, we project meaningful earnings for 1999. Revenues for 1999 are projected to be over $10,000,000.
























































     NON-FINANCIAL EXHIBIT B


               STOCK-FOR-MEMBERSHIP INTEREST EXCHANGE
                            AGREEMENT

          THIS STOCK-FOR-MEMBERSHIP INTEREST EXCHANGE
     AGREEMENT (this "Agreement") is entered into as of August     ,
     1998, by and among Mt. Olympus Enterprises, Inc., a Delaware corporation ("MOE"), Dennis Madsen, an individual ("Madsen") and Andrew Limpert, an individual ("Limpert"), J2 Technologies, a California limited liability company ("J2"), Jack Lee, and individual ("Lee"), John Epperson, Jr., an individual ("Epperson"),
     Mackenzie Shea, Inc., a California corporation ("MSI"), Kayne International Corporation, a Cayman Islands corporation ("Kayne"),Intervest, LLC, an Oregon limited liability company ("Intervest"), SOMA 2000, a California limited liability company ("SOMA") and Recom Technologies, Inc., a California corporation ("Recom"), Margaret Toth, an individual ("Toth"), James Joyce, an individual ("Joyce"), David Lawrence, an individual ("Lawrence"), Daniel Ostermiller, an individual ("Ostermiller"), Cal Lai, an individual ("Lai") and Syed Shariq, an individual ("Shariq") (all parties except MOE are collectively referred to as "J2 Owners" and whenever all of the above are collectively referenced they shall sometimes be designated as the "Parties"), with reference to the following.

                     RECITALS

          A. MOE is an inactive publicly traded corporation desirous of acquiring operating businesses and technologies in exchange for stock.

          B. Dennis Madsen is a promoter of MOE and the reorganization agent designated by MOE to effect the acquisition of J2, Andrew Limpert is an officer, director and prior to the closing will be a substantial shareholder of MOE.

          C.   J2 is a technology company owned by the J2
     Owners, which is in the business of development, distribution and consulting of computer hardware and software.

          D. MOE and the J2 Owners desire to exchange all of the membership interests in J2 for the majority of the outstanding common stock of MOE, in accordance with the terms of this Agreement.

                     AGREEMENT

          NOW, THEREFORE, in consideration of the foregoing premises, the provisions set forth below and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

          1. Exchange of Shares. In consideration of and in exchange for all of the outstanding membership interests in J2, MOE shall exchange for and deliver to the J2 Owners, the number of shares of common stock of MOE as set forth below
     (the "Exchange Shares"). At the conclusion of the exchange, MOE will own all or substantially all of the outstanding membership interests of J2 and the J2 Owners will own the majority of the outstanding shares of common stock of MOE, in the amounts set forth below:


                         Number of                Number of
     J2 Owners           J2 Membership Units      Exchange Shares Received

     Lee                 300,000 units                 300,000 shares
     Epperson            300,000 units                 300,000 shares
     Recom               660,500 units                 660,500 shares
     MSI                 420,000 units                 420,000 shares
     Kayne               420,000 units                 420,000 shares
     Joyce                57,000 units                  57,000 shares
     Toth                   7,500 units                   7,500 shares
     Lawrence               7,500 units                   7,500 shares
     Ostermiller            7,500 units                   7,500 shares
     Lai                  15,000 units                   15,000 shares
     Shariq                5,000 units                   5,000 shares

          2. Reorganization. Immediately prior to (a) the closing of the within stock exchange, and (b) the issuance of the Exchange Shares set forth above, and as a contingency to the closing of the stock exchange as contemplated by this Agreement (the "Closing"), MOE's shareholders shall have approved, at a duly noticed and held shareholder meeting, a reverse split of its common stock resulting in each 43 outstanding shares of its commons stock being reduced to one (1) share (the "43:1
     Reverse Split"); the change of the name of MOE to J2 Technologies, Inc.; and the terms of this Agreement. Notwithstanding the foregoing, prior to the issuance of the Exchange Shares to the J2 Owners, there shall be not more than 430,000 shares of MOE's equity securities outstanding, including securities convertible into common or preferred shares.

          3. Capital Structure After Exchange. Effective at the Closing, there shall be a total of 2,630,000 shares of reverse split common stock issued as follows:

                         Issuee           No.Of Shares

                         Recom               660,500
                         Lee                 300,000
                         Epperson            300,000
                         MSI                 420,000
                         Kayne               420,000
                         Joyce                57,000
                         Toth                   7,500
                         Lawrence               7,500
                         Ostermiller            7,500
                         Lai                   15,000
                         Shariq                 5,000
                     *Existing MOE Affiliates 330,000
                     MOE Public Shareholders  100,000

          *The shares issued to the existing MOE affiliates include 25,000 shares issued to prior directors and counsel for MOE after the reverse split for services provided; 100,000 reverse split shares to Dennis Madsen for services and advances; 105,000 reverse-split shares to Andrew Limpert for services and advances; 100,000 to the Benchmark Group Ltd. for consulting/referral services. Upon the issuance of the foregoing shares to prior management and affiliates, MOE affirms that there are no other outstanding stock, stock rights charges or claims owing to any affiliate, officer, director or shareholder of MOE by MOE.

          4. Assumption of Debt. MOE shall assume the obligation to repay that certain promissory note from J2 to Kayne, MSI, Epperson and Lee, in the outstanding principal amount of $150,000 (the "Note"). The Note shall be paid from the first funds raised in any financing after the date of this Agreement.

          5.   Due Diligence Period.  J2 shall have until
     , 1998 (the "Review Date") to complete its due diligence of MOE. MOE and Madsen shall provide all information required under this Agreement and all information on MOE and its shareholders reasonably requested by the J2 Owners. After the Review Date, provided J2 or the J2 Owners have not canceled this Agreement for reasonable cause, there shall be no contingencies to the Closing, except as set forth in Section 13 of this Agreement.

          6. Expenses. At the Closing, J2 shall pay the costs of the exchange which are: (i) the legal costs for the preparation and filing of the most current 10-Q and 10-K reports as filed, in the amount of $4,000, and the accounting costs in the amount of $4,115; (ii) $4,500 in legal fees to complete the proxy and prepare and file the second quarter 1998 10-Q and 8-K reports; and (iii) accounting and transfer agent fees of approximately $2,000.

          7.   Resignation of Board of Directors.  At the
     Closing, each of the current members of MOE's Board of Directors shall tender their resignation, effective as of the Closing.

          8. Shareholder Meeting and Approval. The MOE shareholder meeting to ratify this Agreement, elect new Board Members as set out below, change the name to J2 Technologies, Inc. and to approve the 43:1 reverse split will be noticed within ten (10) days of the Review Date and held within 30 days of such date, provided that no recission notice is given by any of the J2 parties. The Closing will be deemed to occur concurrently upon the adoption of the foregoing matters by the MOE shareholders. The following will constitute the J2 nominees for election at the shareholder meeting:

          Jack Lee
          Jack Epperson
          Tom Schultz
          Cal Lai
          Robert Iger


          9.   Closing.

               a. The Closing contemplated by this Agreement shall be held at the offices of Boyd & Chang, LLP, 19900
     MacArthur Boulevard, Suite 660, Irvine, California 92612, upon the conclusion of the shareholder meeting.

               b. After the Closing Date, and from time to time thereafter, the parties to this Agreement shall execute such additional instruments and take such other action as either party may reasonably request in order to effectuate the transactions contemplated by this Agreement.

          10. Resignation of Officers. At the Closing, MOE shall deliver the resignation of each of the existing officers of MOE and prior to the resignation of MOE's existing Board of Directors, such Board shall have appointed the following individuals to the offices set forth across from their name:

                    Name                     Office

                    Jack Epperson       President, ChiefExecutive Officer
                    Jack Lee            Secretary
                    Tom Schultz         ChiefFinancial Officer & Treasurer
                    James Joyce         Vice President of Operations

          11. Representations and Warranties of MOE. MOE hereby represents and warrants to J2 and the J2 Owners as follows:

               a.   Organization and Standing: Articles and
     Bylaws. MOE is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware and has all requisite corporate power and authority to carry on its businesses as now conducted and as proposed to be conducted in the future. MOE is not presently qualified to do business as a foreign corporation in any jurisdiction, except Utah, and the failure to be so qualified will not have a material adverse effect on its business as now conducted and as proposed to be conducted in the future.

               b.   Corporate Power.  MOE has now, and will
     have at the Closing Date, all requisite corporate power to enter into this Agreement and to sell and issue the Exchange Shares. This Agreement constitutes a valid and binding obligations of MOE enforceable in accordance with its respective terms, except as the same may be limited by bankruptcy, insolvency, moratorium, and other laws of general application affecting the enforcement of creditors' rights.

               c. Subsidiaries. MOE does not control, directly or indirectly, any other corporation, association, or business entity.

               d. Capitalization. The authorized capital stock of MOE is 50,000,000 shares of Common Stock, $.001 par value, of which 4,300,000 shares are issued and outstanding.
     Immediately prior to the Closing there shall not be more than 430,000 shares of MOE's common stock outstanding. All such issued and outstanding shares have been or will be duly authorized and validly issued, are or will be fully paid and nonassessable, and were or will be issued in compliance with all applicable state and federal laws concerning the issuance of securities. There are no outstanding rights (including conversion or preemptive rights), warrants, conversion rights, options or agreement (oral or in writing) for the purchase or acquisition from MOE of any shares of its capital stock, except as identified in paragraph 3 of this Agreement, i.e. the "affiliate shares.".

               e.   Authorization.

                    (1)  Corporate Action.  All corporate action
     on the part of MOE, its officers, directors, and shareholders necessary for the authorization, execution and delivery of this Agreement, the sale and issuance of the Exchange Shares and the issuance of the Common Stock issuable upon conversion of the Exchange Shares and the performance of MOE's obligations hereunder has been taken or will be taken prior to the Closing.

                    (2)  Valid Issuance.  The Exchange Shares,
     when issued in compliance with the provisions of this Agreement, will be duly authorized, validly issued, fully paid and nonassessable, and will be free of any liens or encumbrances caused or created by MOE; provided, however, that all such shares will be issued and labeled as restricted securities and may be subject to standard and customary restrictions on the transfer of restricted securities under state and federal securities laws as set forth herein, and as may be required by future changes in such laws.

                    (3)  No Preemptive Rights.  No person has
     any right of first refusal or any preemptive rights in connection with the issuance of the Exchange Shares or any future issuances of securities by MOE.

               f.   Compliance with Other Instruments, None
     Burdensome, etc. MOE is not in violation of any term of its Certificate of Incorporation or Bylaws, nor is MOE in violation of or in default in any material respect under the terms of any mortgage, indenture, contract, agreement, instrument, judgment, or decree, the violation of which would have a material adverse effect on MOE as a whole, and to the knowledge of MOE, is not in violation of any order, statute, rule, or regulation applicable to MOE, the violation of which would have a material adverse effect on MOE. The execution, delivery and performance of and compliance with this Agreement and the issuance and sale of the Exchange Shares will not (a) result in any such violation, or (b) be in conflict with or constitute a default under any such term, or
     (c) result in the creation of any mortgage, pledge, lien, encumbrance, or charge upon any of the properties or assets of MOE pursuant to any such term. To the knowledge of MOE, there is no such term which materially adversely affects, or, so far as MOE may now foresee, in the future may materially adversely affect, the business, condition, affairs, or operations of MOE or any of its properties or assets.

               g. Litigation, etc. There is no known action, proceeding, or investigation of any kind or nature, civil, criminal or administrative, pending or currently threatened against MOE or, to knowledge, its officers, directors, shareholders, employees or consultants of MOE (or, to knowledge, any basis therefore or threat thereof). MOE is not a party to or subject to the provisions of any order, writ, injunction, judgment, or decree of any court or government agency or instrumentality. There is no action, suit, proceeding, or investigation by MOE currently pending, or which MOE currently intends to initiate.

               h.   Government Consent, etc.  Based in part
     upon the representations and warranties of J2 and the J2 Owners in Section 12 herein, no consent, approval or authorization of or designation, declaration, or filing with any governmental authority on the par of MOE is required in connection with: (a) the valid execution and delivery or this Agreement; or (b) the offer, sale, or issuance of the Exchange Shares, or (c) the obtaining of the consents, permits, and waivers specified in subsection 11(a)(2) hereof, except the requirement to file Articles of Amendment to evidence the agreed upon reorganization matters.

               i. Taxes. MOE has filed or will file by the Review Date all tax returns that are required to have been filed with the appropriate federal, state, county, and local governmental agencies or instrumentalities, except where the failure to do so would not have a material adverse effect upon MOE, taken as a whole. MOE has paid or established reserves for all material income, franchise, and other taxes, assessments, governmental charges, penalties, interest, and fines due and payable by them on or before the Closing. There is no pending dispute with any taxing authority relating to any of such returns and MOE has not knowledge of any proposed liability for any tax to be imposed upon the properties or assets of MOE.

               j. Title. MOE owns its properties and assets, including the properties and assets reflected in the Financial Statement, if any, free and clear of all liens, mortgages, loans, or encumbrances, except liens for current taxes not yet due and payable and for such minor encumbrances and liens which arise in the ordinary course of ownership or use of such properties and assets and which do not materially impair MOE's operation. With respect to the property and assets leased by MOE, if any, MOE is in compliance with such leases and holds valid leasehold interests free and clear of any liens, claims, or encumbrances.

               k. Financial Statements. MOE has delivered to J2 and the J2 Owners its audited financial statements for the years of 1996, 1997 and unaudited 1998 First Quarter financial statements (hereinafter referred to as the "Financial Statements"). The Financial Statements are complete and correct in all material respects and have been prepared on a consistent basis throughout the relevant periods. The Financial Statements accurately set out and describe the financial condition and operating results of MOE as of the dates, and during the periods, indicated therein. Except as set forth in the Financial Statements, as of the Closing Date MOE has no liabilities of any nature
     (matured or unmatured, fixed or contingent). MOE maintains and will continue to maintain a standard system of accounting established and administered in accordance with generally accepted accounting principles.

               l.   Absence of Changes.  Except as
     contemplated by this Agreement since the date of the balance sheet provided: (a) MOE has not entered into any transaction which was not in the ordinary course of business, (b) there has been no material adverse change in the condition (financial or otherwise) of the business, property, assets, or liabilities of MOE other than changes in the ordinary course of business, none of which, individually or in the aggregate, has been materially adverse, (c) there has been no damage to, destruction or, or loss of physical property (whether or not covered by insurance) materially adversely affecting the assets, financial condition, operation results, business, or operations of MOE, (d) MOE has not declared or paid any dividend or made any distribution on its stock, or redeemed, purchased, or otherwise acquired any of its stock, (e) MOE has not materially changed any compensation arrangement or agreement with any of its key employees or executive officers, or materially change the rate of pay of its employees as a group, (f) MOE has not received notice that there has been a cancellation of an order of MOE's products or a loss of a customer of MOE, the cancellation or loss of which would materially adversely affect the business of MOE, (g) MOE has not changed or amended any material contract by which MOE or any or its assets are bound or subject, (h) there has been no resignation or termination or employment of any key officer or employee or MOE and MOE does not know of any impending resignation or termination of employment of any such officer or employee that if consummated would have a material adverse effect on the business or MOE, (i) there has been no labor dispute involving MOE or its employees and none is pending or, to the best of MOE's knowledge, threatened, (j) there has been no change, except in the ordinary course of business, in the material contingent obligations of MOE (nor in any contingent obligation of MOE regarding any director, shareholder, key employee, or officer of MOE) by way of guaranty, endorsement, indemnity, warranty, or otherwise, (k) there have been no loans made by MOE to any of its employees, officers, or directors other than travel advances and other advances made in the ordinary course of business, (l) there has been no waiver by MOE of a valuable right or of a material debt owing to it, (m) there has not been any satisfaction or discharge of any lien, claims, encumbrance, or any payment of any obligation by MOE, except in the ordinary course of business and which is not material to the assets, properties, financial condition, operation results, or business of MOE, and (n) to the best of the knowledge of MOE, there has been no other event or condition of any character pertaining to and materially adversely affecting the assets or business of MOE. MOE HAS REPRESENTED TO THE J2
     PARTIES THAT IT HAS NO BUSINESS, ASSETS OR
     FACILITIES.

               m.   Outstanding Indebtedness.  MOE has no
     indebtedness for borrowed money which it has directly or indirectly created, incurred, assumed, or guaranteed, or with respect to which it has otherwise become liable, directly or indirectly, other than obligation discharged through the issuance of stock described in paragraph 3 to MOE affiliates. MOE has no liability or obligation, absolute or contingent, which is not shown or provided for in the Financial Statements.

               n. Certain Transactions. MOE is not indebted, directly or indirectly, to any of its officers, directors, or shareholders or to their spouses or children, in any amount whatsoever other than to be discharged pursuant to the terms described in this Agreement; and none of said officers, directors or, to the best of MOE's knowledge, shareholders, or any member of their immediate families, are indebted to MOE or have any direct or indirect ownership interest in any firm or corporation with which MOE is affiliated or with which MOE has a business relationship (except as a holder of securities of a corporation whose securities are publicly traded and which is subject to the reporting requirements of the Securities Exchange Act of 1934, to the extent of owning not more than two percent (2%) of the issued and outstanding securities of such corporation). No such officer, directors, or shareholder, or any member of their immediate families, is, directly or indirectly, interested in any material contract with MOE. MOE is not a guarantor or indemnitor of any indebtedness of any person, firm or corporation.

               o.   Corporate Documents: Minute Books.  The
     Certificate of Incorporation and Bylaws of MOE are in the form previously provided to J2 and J2 Owners. The minute books of MOE previously made available to J2 and J2 Owners contain a complete summary of all meetings of directors and shareholders during the tenure of the current management, and reflect all transactions referred to is such minutes accurately in all material respects.

               p. Disclosure. No representation or warranty by MOE in this Agreement, or in any document or certificate furnished or to be furnished to J2 and the J2 Owners pursuant hereto or in connection with the transactions contemplated hereby, when taken together, contains or will contain any untrue statement of a material fact or omits or will omit a material fact necessary to make the statements made herein and therein, not misleading.

               q.   Shareholder Agreements.  There are no
     agreements or arrangements between MOE and any of MOE's shareholders or to MOE's knowledge, between any of MOE's shareholders, which materially and adversely affect any shareholder's ability or right to freely alienate or vote such shares, and to MOE's knowledge, none of MOE's shareholders is affiliated with or has any agreements or arrangements with any customer of or supplier to MOE.

               r. Registration Rights. MOE has not granted or agreed to grant any registration rights, including piggyback rights, to any person or entity.

               s. Contracts. MOE is not a party to or bound by any contract, agreement, instrument, lease, license, arrangement, or understanding, or subject to any charter or other restriction.

               t.   SEC Filings.   MOE has represented, and J2
     understands and agrees, that MOE has filed all reports required by the Securities and Exchange of 1934 (" 34' Net Filings") from December 1996 through the present, though sometimes on a delinquent basis. Prior to 1996 there was a substantial period where no 34 Act Filings were made. MOE believes, in good faith, that its 34 Act Filings since 1996 have been accepted by the Securities and Exchange Commission ("SEC") and have cured or obviated the need to file reports prior to such date. However, MOE & J2 mutually agree and understand the MOE cannot and does not make any warranty or representation as to any future position of the SEC with regards to prior delinquent filings.

          12.  Representations and Warranties of J2 and the J2
     Owners and Restrictions on         Transfer Imposed by the
     Securities Act.

          J2 and the J2 Owners represent and warrant MOE as follows:

               a. Investment Intent. This Agreement is made with J2 and the J2 Owners in reliance upon their representations to MOE, evidenced by their execution of this Agreement, that J2 and the J2 Owners are acquiring the Exchange Shares for investment for their own account, not as a nominee or agent, and not with a view to or for resale in connection with, any distribution or public offering thereof within the meaning of the Securities Act and applicable law. J2 and the J2 Owners have the full right, power, and authority to enter into and perform this Agreement.

               b.   Exchange Shares Not Registered.  J2 and the
     J2 Owners understand and acknowledge that the offering of the Exchange Shares pursuant to this Agreement will not be registered under the Securities Act or qualified under the applicable law on the grounds that the offering and sale of securities contemplated by this Agreement are exempt from registration under the Securities Act pursuant to Section 4(2) thereof and exempt from registration pursuant to applicable state law and other applicable state Exchange Shares or blue sky laws, and that MOE's reliance upon such exemptions is predicated upon such Purchaser's representations set forth in this Agreement. J2 and the J2 Owners acknowledge and understand that the Exchange Shares must be held indefinitely unless the Exchange Shares are subsequently registered under the Securities Act and qualified under the state law or an exemption from such registration and such qualification is available.

               c.   Knowledge and Experience.  J2 and the J2
     Owners (i) have such knowledge and experience in financial and business matters as to be capable of evaluation the merits and risks of their prospective investment in the Exchange Shares; (ii) have been furnished with and had access to such information as J2 and the J2 Owners have considered necessary to make a determination as to the purchase of the Exchange Shares together with such additional information as is necessary to verify the accuracy of the information supplied; (iii) have had all questions which have been asked by J2 and the J2 Owners satisfactorily answered by MOE; and (iv) have not been offered the Exchange Shares by any form of advertisement, article, notice, or other communication published in any newspaper, magazine, or similar medium; or broadcast over television or radio; or any seminar or meeting whose attendees have been invited by any such medium.

               d. Not Organized to Purchase. J2 has not been organized for the purpose of purchasing the Exchange Shares.

               e. Audited Financials. J2 will supply to MOE on or prior to the Review Date audited financial statements through not earlier than the First Quarter of 1998 and extending back for a period of not less than two years or inception as a condition to closing.

          13.  Conditions to Closing.

               a.   Conditions to J2 and the J2 Owner's
     Obligations. The obligations of J2 and the J2 Owners to purchase and exchange the Exchange Shares at the Closing are subject to the fulfillment to its satisfaction, on or prior to the Closing Date, of the following conditions:

                    (1)  Representations and Warranties
     Correct; Performance of Obligations. The representations and warranties made by MOE in Section 11 hereof shall be true and correct when made, and on the Closing Date. MOE's business and assets shall not have been adversely affected in any material way prior to the Closing Date. MOE shall have performed in all material respects all obligations and conditions herein required to be performed or observed by it on or prior to the Closing Date.

                    (2)  Consents and Waivers.  MOE shall
     have in a timely fashion any and all consents, permits, and waivers, including without limitation, Board of Directors' approval and shareholder's approval, necessary or appropriate for consummation of the transactions contemplated by this Agreement.

                    (3)  Reverse Split.  The 43:1 Reverse Split
     shall have been conducted and closed.

                    (4)  Resignation of Directors and Officers.
     MOE's directors and officers shall have resigned.

                    (5)  Shareholder Approval.  The
     Shareholder Approval shall have been effected.

                    (6)  Election of Officers.  MOE's Board of
     Directors shall have elected new officers as contemplated in section 9 of this Agreement.

          b. Conditions to Obligations of MOE. MOE's obligation to sell and issue the Exchange Shares at the Closing is subject to the condition that the representations and warranties made by J2 and the J2 Owners in Section 12 hereof shall be true and correct when made, and on the Closing Date.

          14.  Notices.  Any and all notices or other
     communications or deliveries required or permitted to be given or made pursuant to any of the provisions of this Agreement shall be deemed to have been duly given or made for all purposes if sent by certified or registered mail, return receipt requested, and postage prepaid, Federal Express, Express Mail, hand delivered or sent by telegraph, telex or facsimile with confirmation as follows:

          If to MOE:     Mt. Olympus Enterprises, Inc.
                         c/o Jensen, Duffin, Carmen, Dibb & Jackson
                         311 South State Street, Suite 380
                         Salt Lake City, CA 84111
                         Telephone:     (801) 531--6600
                         Facsimile:     (801) 521-3731

     If to J2 Owners:     Tom Schultz
                         833 Orchid Place
                         Los Altos, CA 94024
                         Telephone:     (650) 941-8424
                         Facsimile:     (650) 941-7370

     or at such other address as any Party may specify by notice given to other Party in accordance with this Article. The date of giving of any such notice shall be the date of the actual receipt thereof.

          15. Waivers and Amendments. With the written consent of the record holder of at least a majority of the Exchange Shares, the obligations of MOE and the rights of the holders of the Exchange Shares under this Agreement may be modified, waived or amended (either generally or in a particular instance); provided, however, that no such modification, waiver or amendment shall reduce the aforesaid proportion of Exchange
     Shares. Upon the effectuation of each such waiver or amendment, MOE shall promptly give written notice thereof to the record holders of the Exchange Shares who have not previously consented thereto in writing. Except to the extent provided in this subsection (a), this Agreement or any provision hereof may be amended, waived, discharged, or terminated only by a statement in writing signed by the party against which enforcement of the amendment, waiver, discharge, or termination is sought.

          16. Survival. The representations, warranties, covenants and agreements made herein shall survive the Closing of the transactions contemplated hereby, notwithstanding any investigation made by J2 and the J2 Owners. All statements as to factual matters contained in any certificate or other instrument delivered by or on behalf of MOE pursuant hereto or in connection with the transactions contemplated hereby shall be deemed to be representations and warranties by MOE hereunder as of the date of such certificate amount.

          17. Successors and Assigns. Except as otherwise expressly provided herein, the provisions hereof shall inure to the benefit of, and be binding upon, the successors, assigns, heirs, executors, and administrators of the parties hereto.

          18. Entire Agreement. This Agreement and the other documents delivered pursuant hereto constitute the full and entire understanding and agreement between the parties with regard to the subjects hereof and thereof and they supersede, merge, and render void every other prior written and/or oral understanding or agreement among or between the parties hereto.

          19.  Finder's Fees and Other Fees

                    a.   MOE (i) represents and warrants that it
     has not retained any finder or broker in connection with the transactions contemplated by this Agreement, and (ii) hereby agrees to indemnify and to hold J2 and the J2 Owners harmless from and against any liability for commission or compensation in the nature of a finder's fee to any broker or other person or firm (and the costs and expenses of defending against such liability or asserted liability) for which MOE, or any of its employees or representatives, is responsible.

                    b.   J2 and the J2 Owners (i) represent and
     warrant that they have not retained any finder or broker in connection with the transactions contemplated by this Agreement, and (ii) hereby agree to indemnify and to hold MOE harmless from and against any liability for any commission or compensation in the nature of a finder's fee to any broker or other person or firm (and the costs and expenses of defending against such liability or asserted liability) for which J2 or the J2 Owner's are responsible.

          20. Governing Law: Disputes. This Agreement will be in accordance with California law, including all matters of construction, validity, performance and enforcement, without giving effect to any principles of conflict of laws. Any dispute or proceeding concerning this Agreement will be resolved by binding arbitration to be held in San Francisco County, California. Any party may demand arbitration through written notice sent by certified mail to the other (an "Arbitration Demand"). Within fifteen (15) days after the date that the Arbitration Demand is first mailed, each of the parties will confer to select a mutually acceptable arbitrator or arbitrators from the Judicial Arbitration and Mediation Service ("JAMS"). There shall be a panel of three arbitrators, unless objected to by one or both parties. If multiple arbitrators, the parties shall agree upon any odd number. If the arbitrator or arbitrators so selected is unavailable, the parties will confer to select another arbitrator or arbitrators. If the parties cannot mutually agree to the number or selection of an arbitrator, or if one party refuses to participate in the selection process, JAMS will appoint an arbitrator. The arbitrator will be governed by the provisions of this Agreement rather than the rules of JAMS.

               If JAMS is unable or unwilling to select an arbitrator, the Presiding Judge of the San Francisco County Superior court will select an arbitrator upon the request of either party, and such selection will be binding on the parties. The arbitrator or arbitrators so selected will schedule the arbitration hearing within sixty (60) days after he, she, or they are is first selected. The parties will be permitted written discovery and one deposition each. The arbitrator or arbitrators will have authority to enter a binding judgment even if the parties do not appear at the arbitration and may also grant any remedy or relief that the arbitrator reasonably believes to be just or appropriate, provided that such remedy or relief is within the scope of this Agreement.

               If there be more than one arbitrator, all decisions shall be made by majority vote.

               All fees and expenses of the arbitration will be paid equally by the parties participating in the arbitration. At the conclusion of the arbitration, the arbitrator or arbitrators will award the prevailing party reasonable costs and Attorney's Fees, including all arbitration costs. If the arbitration award is made, the prevailing party may convert the award into a judgment and execute upon that judgment.

          21. Attorney's Fees. If any arbitration, litigation, action, suit or other proceeding is instituted to remedy, prevent or obtain relief from a breach of this Agreement, in relation to a breach of this Agreement or pertaining to a declaration of rights under this Agreement, the prevailing party will recover all such party's reasonable attorney's fees incurred in each and every such action, suit or other proceeding, including any and all appeals or petitioner therefrom.

          22. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.

          23. Severability. Each provision of this Agreement is intended to be severable and if any term or provision herein is determined invalid or unenforceable for any reason, such illegality or invalidity shall not affect the validity of the remainder of this Agreement and, wherever possible, intent shall be given to the invalid or unenforceable provision.

          24. Entire Agreement. This Agreement contains the entire and complete understanding between the parties concerning its subject matter and all representations, agreements, arrangements and understandings between or among the parties, whether oral or written, have been fully merged herein and are superseded hereby.

          25.  Remedies.    All rights, remedies, undertakings,
     obligations, options, covenants, conditions and agreements contained in this Agreement shall be cumulative and no one of them shall be exclusive of any other.

          26. Successors. Subject to the foregoing paragraph, this Agreement shall be binding upon and inure to the benefit of the parties and their respective heirs, legatees, legal representatives, successors and permitted assigns.

          27. Interpretation. The language in all parts of this Agreement shall be in all cases construed simply according to its fair meaning and not strictly for or against any party. Whenever the context requires, all words used in the singular will be construed to have been used in the plural, and vice versa, and each gender will include any other gender. Any error in syntax, grammar, spelling or usage shall be given reasonable interpretation and application. The captions of the paragraphs of this Agreement ar for convenience only and shall not affect the construction or interpretation of any of the provisions herein.

          28. Benefit of Agreement. This Agreement is for the sole and exclusive benefit of the signatories hereto and nothing in this Agreement shall be construed to give any person or entity other than the parties hereto any legal or equitable right, claim or remedy.

          29. Limitation on Actions. Any claim, dispute, controversy or action for breach relative to this Agreement ar fully incorporated into this Agreement by reference. Unless expressly set forth otherwise herein, all references herein to a "day,"
     "month," or "year" shall be deemed to be a reference to a calendar day, month or year, as the case may be. All cross-references herein shall refer to provisions within this Agreement, and shall not be deemed to be references to the overall transaction or to any other agreement or document.

          IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

     "MOE"                              MT. OLYMPUS
     ENTERPRISE, INC., a                                    Delaware corporation

                                        By:______________________________
                                        Its:______________________________




     "J2 OWNERS"                        J2
     TECHNOLOGIES, a California limitedliability company

                                        By:______________________________
                                             Jack Epperson,
     Manager

                                        __________________________________
                                        JACK LEE, an individual

                                        ___________________________________
                                        JACK EPERSON, Jr. an individual

                                        MACKENZIE SHEA, INC., a California
                                        Corporation
                                        By:_________________________________
                                        Its:___________________________________

                                        REMCO MANAGED TECHNOLOGIES, INC., a

                                        California Coporation
                                        By:_________________________________
                                        Its:___________________________________


                                        ___________________________________
                                        JAMES JOYCE, an
                                        individual

                                        _____________________________________
                                        MARGARET TOTH, an individual

                                        ____________________________________
                                        DAVID LAWRENCE, an individual

                                        _____________________________________
                                        DANIEL OSTERMILLER, an individual

                                        _____________________________________
                                        CAL LAI, an individual

                                        ____________________________________
                                        SYED SHARIQ, an individual

     MOE4/MOEJ2.REO




















               NON-FINANCIAL EXHIBIT C


                     MAJORITY SHAREHOLDER CONSENT
                    Mt. Olympus Enterprises, Inc.

                           October 30, 1998

     The undersigned collectively represent the holders of a majority of the issued and outstanding shares of Mt. Olympus Enterprises, Inc., a Delaware Corporation ("MOE").

     In accordance with Delaware Law, the undersigned majority shareholders understand and agree that they may waive notice of a shareholders' meeting and agree to the adoption of any action or election of directors which could be enacted or voted upon by a majority of the MOE shareholders at a shareholder meeting regularly called for such purposes. The undersigned hereby wish to exercise such right and do hereby waive notice of a Special Shareholders Meeting and the opportunity to vote at such meeting and hereby express, by their majority consent, approval to the following corporate actions and elections requiring shareholder consent and approval:

     1. Approve that the Board of Directors (as now constituted or as may subsequently be constituted pursuant to the Stock- for- Membership Exchange Agreement) proposal to change the name of the corporation of record to RECOM Managed Systems, Inc., or any reasonable derivation of such name as determined by the Board.

     2. Even though not required under Delaware Law, the undersigned shareholders wish to ratify, as part of the Stock-for-Membership Agreement, the reverse split by the Board of Directors of the Company's shares on a Forty Three to One (43:1) ratio, including the shares of the undersigned.

     3. Ratify the change of business purpose and location of MOE to the business currently conducted by J2 Technologies, Inc. (J2) at its current place of business in or around Roseville, California.

     4. Increasing the number of Directors to five. Approve the election of the following nominees by J2 to be the new Board of Directors of the Company (RECOM Managed Systems, Inc.):

               (a)  Jack Lee
               (b)  John Epperson, Jr.
               (c)  Dr. Syed Shariq
               (d)  Robert Iger
               (e)  Proxy to Board to appoint fifth member

     5. Ratify all other terms and provisions of the Stock-for-Membership Agreement between the Company and J2.

     Each of the undersigned fully cast all of their votes which they are entitled to vote in favor of the election and appointment of the foregoing to the Board of Directors, subject only to the closing of the Stock-for-Membership Agreement with J2.

     While not requiring shareholder approval, the undersigned also wish to ratify and affirm the Board's decision to issue out, as part of the reorganization with J2, two million one hundred thousand (2,100,000) shares of the Company's reverse split stock to the J2 members as part of the Stock-for-Membership Agreement.

     The undersigned represent they have been fully informed of the terms of the Stock-for-Membership Agreement between MOE and J2 and have been given an opportunity to review such Agreement before entering this informed consent. The undersigned shareholders further represent that they have had full opportunity to ask questions of and discuss the proposed matters listed above, and the other terms and conditions of the Stock-for-Membership Agreement, with MOE management and are fully satisfied with the fact that they have been given full and complete disclosure of such transaction and herewith voluntarily and willfully approve such transaction of their free will and accord. Further, the undersigned understand that they may consent to such action or may withhold their consent and that they are fully entitled to review this decision with outside legal or accounting experts of their own choosing and have either done so, or knowingly elected not to do so.

     Finally, the undersigned shareholders understand and agree through their majority approval of the above matters that a formal meeting and proxy will not be solicited of the other shareholders in the Company; but, in accordance with the By-Laws of the Company and Delaware Law, notice of the undersigned majority consent and the actions taken pursuant to this consent will be distributed to all shareholders of the Company by the new management group.

     WITNESS the signature and date of each of the undersigned shareholders of the Company constituting a majority of all issued and outstanding shares on this 30th day of October, 1998.

SHAREHOLDERS:



                                                   750,000
Mark Peterson               Date 10/30/98         # of Shares
President,
Alpine Securities Corp.




                                                  1,400,000

Dennis Madsen            Date 10/30/98           # of Shares




                                                  300,000
Robert Lewis            Date 10/30/98            # of Shares


                         RECOM MANAGED SYSTEMS, INC.

                        INDEX TO FINANCIAL STATEMENTS


                                                                  Page

MT. OLYMPUS ENTERPRISES, INC.
  Condensed Balance Sheet - September 30, 1998 . . . . . . . . . .   F-2
  Condensed Statements of Operations for the Three Months and
   the Nine Months Ended September 30, 1998 and 1997 and for the Cumulative Period from January 19, 1987 (Date of Inception)
   through September 30, 1998. . . . . . . . . . . . . . . . . . .   F-3
  Condensed Statements of Cash Flows for the Nine Months Ended
   September 30, 1998 and 1997 and for the Cumulative Period
   from January 19, 1987  (Date of Inception) through
   September 30, 1998. . . . . . . . . . . . . . . . . . . . . . .   F-4
  Notes to Condensed Financial Statements. . . . . . . . . . . . .   F-5

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
 .   F-6
  Unaudited Pro Forma Condensed Consolidated Balance Sheet
  - August 31, 1998. . . . . . . . . . . . . . . . . . . . . . . .   F-7
  Unaudited Pro Forma Condensed Consolidated Statements of
   Operations from July 31, 1998 (Date of Inception) through
   August 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . .   F-8
  Notes to Unaudited Pro Forma Condensed Consolidated
   Financial Statements. . . . . . . . . . . . . . . . . . . . . .   F-9

J2 TECHNOLOGIES, LLC
  Independent Auditor's Report . . . . . . . . . . . . . . . . . .  F-10
  Balance Sheet - August 31, 1998. . . . . . . . . . . . . . . . .  F-11
  Statement of Operations and Changes in Members' Equity
   (Deficiency) July 31,1998 (Inception) to August 31, 1998. . . .  F-12
  Statement of Cash Flows July 31, 1998 (Inception) to
   August 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . .  F-13
  Notes to Financial Statements. . . . . . . . . . . . . . . . . .  F-14

                        MT. OLYMPUS ENTERPRISES, INC.
                       (A Development Stage Enterprise)
                           CONDENSED BALANCE SHEET
                              SEPTEMBER 30, 1998
                                 (Unaudited)

                                    ASSETS

Current Assets
 Prepaid expenses                                                $      140
                                                                 ----------
  Total Current Assets                                                  140
                                                                 ----------
Total Assets                                                     $      140
                                                                 ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accrued expenses                                                $  145,322
 Convertible debt                                                    60,000
                                                                 ----------
  Total Current Liabilities                                         205,322
                                                                 ----------
Stockholders' Deficit
 Common stock - $0.001 par value; 50,000,000
   shares authorized; 100,000 shares issued
   and outstanding                                                      100
 Additional paid-in capital                                          93,779
 Deficit accumulated during the development stage                  (299,061)
                                                                 ----------
  Total Stockholders' Deficit                                      (205,182)
                                                                 ----------
Total Liabilities And Stockholders' Deficit                      $      140
                                                                 ==========

        See the accompanying notes to condensed financial statements.

                        MT. OLYMPUS ENTERPRISES, INC.
                       (A Development Stage Enterprise)
                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                   For the Cumulative
                   Period From
                   January 19, 1987
                   Date of
                   For the Three Months  For the Nine Months Ended  Inception)
             Ended September 30,        September 30,        Through
            ----------------------  ---------------------- September 30,
                      1998        1997        1998        1997        1998
                    ---------  ----------  ----------  ----------  ----------
Income             $       -   $       -   $       -   $       -   $       -

Option Expenses            -           -           -           -       55,349

Merger and Reorganization Expenses
                      112,750      17,922     113,577      32,475     200,282

General and Administrative Expenses
                       11,450         366      18,988         496      55,087

Interest Expense
                        7,500          -        7,500       1,054      14,213
                   ----------  ----------  ----------  ----------  ----------
Net Loss Before Extraordinary
 Item
                       (131,700)    (18,288)   (140,065)    (34,025)   (324,931)
                    ----------  ----------  ----------  ----------  ----------
Extraordinary Gain from Debt
 Forgiveness, net of Tax of $0
      -           -           -       22,566      25,870
  ----------  ----------  ----------  ----------  ----------

Net Loss
                   $ (131,700) $  (18,288) $ (140,065) $  (11,459) $ (299,061)
                     ==========  ==========  ==========  ==========  ==========
Basic and Diluted Loss Per Common
 Share Before Extraordinary Item

    $       -   $       -   $       -   $       -   $    (3.66)

     ==========  ==========  ==========  ==========  ==========
Basic and Diluted Loss Per
 Common Share
    $       -   $       -   $       -   $       -   $    (3.66)
      ==========  ==========  ==========  ==========  ==========
Weighted Average Common Shares
 Outstanding
                     100,000     100,000     100,000     100,000      81,698
                  ==========  ==========  ==========  ==========  ==========

        See the accompanying notes to condensed financial statements.

                        MT. OLYMPUS ENTERPRISES, INC.
                       (A Development Stage Enterprise)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                For the Cumulative
                                                   Period From
                                                 January 19, 1987
                                      For the Nine Months (Date of Inception)
                                            Ended September 30,      Through
                                          -----------------------  September 30,
                                             1998         1997          1998
                                           ----------   ----------   -----------
Cash Flows From Operating Activities
   Net loss                             $ (140,065)  $  (11,459)   $ (299,061)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
   Amortization                                -            -          5,164
   Extraordinary gain of debt forgivene        -       (22,566)      (25,870)
   Services for convertible debt               -        15,613        15,613
   Expenses paid by stockholder                -         1,592        15,247
   Expenses paid from deposit with legal counsel
                                               -         6,900        10,000
   (Decrease) in prepaid expenses            (140)         (78)         (140)
   Increase in accrued interest payable      7,500        8,945        14,213
   Increase in accrued liabilities         132,705        1,053       193,866
                                       ---------   ----------   -----------
   Net Cash Used In Operating Activities        -            -        (70,968)
                                           ----------   ----------   -----------
Cash Flows From Investing Activities
   Payment for organization costs               -            -         (5,164)
                                           ----------   ----------   -----------
   Net Cash Used In Investing Activities        -            -         (5,164)
                                           ----------   ----------   -----------
Cash Flows From Financing Activities
   Proceeds from notes payable to related party  -            -         37,000
   Repayment of note from related party          -            -        (25,000)
   Proceeds from issuance of common stock,
     net of offering costs                        -            -         64,132
                                           ----------   ----------   -----------
   Net Cash Provided By Financing Activities      -            -         76,132
                                           ----------   ----------   -----------
Net Decrease In Cash                               -            -             -

Cash at Beginning of Period                        -            -             -
                                           ----------   ----------   -----------
Cast at End of Period                      $       -    $       -    $        -
                                           ==========   ==========   ===========

        See the accompanying notes to condensed financial statements.

                        MT. OLYMPUS ENTERPRISES, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1--CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company, and are not audited. All adjustments necessary for fair presentation have been included and consist only of normal recurring adjustments except as disclosed herein. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-KSB dated December 31, 1997. The financial position and results of operations presented in the accompanying financial statements are not necessarily indicative of the results to be generated for the remainder of 1998.

NOTE 2--CONVERTIBLE DEBT

In September 1997, a shareholder assumed $44,387 of liabilities of the Company. The shareholder made arrangements with a third party to borrow $60,000 at 10% per annum to pay for these obligations. The Company granted the third party the right to convert the debt into shares of common stock which was subsequently done as described in Note 4.

NOTE 3--EXTRAORDINARY GAIN FROM DEBT FORGIVENESS

In 1997 and 1996 the Company negotiated reductions in the amounts owed to creditors. As a result, the creditors forgave a total of $25,870 in liabilities. The gain from the debt forgiveness has been recognized as an extraordinary gain in the accompanying statements of operations.

NOTE 4- SUBSEQUENT EVENTS - REORGANIZATION

Reverse Stock Split - On October 30, 1998, the Company entered into a reorganization agreement with J2 Technologies, LLC, a California limited liability company, ("J2"). Immediately prior to the reorganization the Company completed a 43-for-1 reverse stock split of the common stock outstanding. The amounts herein have been restated for the effects of the split for all periods presented.

Reorganization - At the time of the reorganization, the Company had 100,000 common shares (post-split) outstanding. J2 had outstanding membership interests of 2,200,000. As part of the agreement, Mt. Olympus Enterprises, Inc. exchanged 2,200,000 shares of its common stock for all of the outstanding membership interests of J2 and changed the Company's name to Recom Managed Systems, Inc. Also, as part of reorganization, $60,000 of convertible debt and $132,632 of accrued interest and other accrued liabilities were converted into 305,000 shares of common stock. As a result of the agreement, Recom Managed Systems, Inc. had 2,605,000 shares of common stock outstanding. The agreement will be accounted for as the reorganization of J2 and the acquisition of Mt. Olympus enterprises, Inc. using the purchase method of accounting. Since Mt. Olympus Enterprises, Inc. did not have any operations and had only nominal assets at the date of the agreement, the acquisition of the net liabilities of Mt. Olympus Enterprises, Inc. will be recorded at their historical cost.

                         RECOM MANAGED SYSTEMS, INC.
                        UNAUDITED PRO FORMA CONDENSED
                      CONSOLIDATED FINANCIAL STATEMENTS


On August 24, 1998, the members of J2 Technologies, LLC, a California limited liability company, ("J2") entered into an agreement with Mt. Olympus Enterprises, Inc. ("Mt. Olympus") pursuant to which Mt. Olympus issued 2,200,000 shares of its common stock on October 30, 1998 in exchange for 100% of the membership interests of J2. In addition, Mt. Olympus changed its name to Recom Managed Systems, Inc. The agreement has been accounted for as the reorganization of J2 and the issuance of common stock for the net liabilities of Mt. Olympus. The following unaudited pro forma condensed consolidated balance sheet has been prepared to present the consolidated financial position of the combined companies as though the agreement had been consummated on August 31, 1998. The following unaudited pro forma condensed consolidated statement of operations has been prepared to present the operations of the consolidated companies for the month ended August 31, 1998 assuming the agreement had been completed on July 31, 1998.

The following financial information was derived from, and should be read in conjunction with the separate historical financial statements of Mt. Olympus for the nine months ended September 30, 1998, included elsewhere herein, and in conjunction with the separate financial statements of J2 from July 31, 1998, (date of inception) through August 31, 1998, which are included elsewhere herein. The unaudited pro forma condensed consolidated balance sheet and statement of operations have been included herein for comparative purposes only and do not purport to be indicative of the results of operations which actually would have been obtained had the agreement been completed on August 31, 1998 or July 31, 1998, or the results of operations which may be obtained in the future. In addition, further results may vary significantly from the results presented in these pro forma financial statements.

                          RECOM MANAGED SYSTEMS, INC.
         UNAUDITED  PRO  FORMA  CONDENSED  CONSOLIDATED  BALANCE  SHEET
                                AUGUST 31, 1998

                                          J2         Mt.
                                    Technologies, Olympus    Pro Forma
                                 LLC     Enterprises  Adjustments   Pro Forma
                               ----------  ----------  ------------  -----------
                                     ASSETS

 Current Assets
   Cash                        $  150,000  $      -                  $   150,000
   Prepaid expenses                  -          140                        140
                               ----------   ---------                 ----------
      Total Current Assets       150,000         140                    150,140
                               ----------   ---------                 ----------
 Property and Equipment          57,324          -                      57,324
   Less accumulated depreciatio (37,276)         -                     (37,276)
                               ----------   ---------                 ----------
      Net Property and Equipment  20,048          -                      20,048
                               ----------   ---------                 ----------
 Intangible Assets                4,160          -                       4,160
                               ----------   ---------                 ----------
 Total Assets                  $  174,208   $     140                 $  174,348
                               ==========   =========                 ==========
                     LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current Liabilities
   Accounts payable            $  174,138   $      -   (C)$   14,615  $  188,753
   Accrued expenses                 -      145,322  (A)  (132,632)     12,690
   Note payable, Members        150,000          -              -      150,000
   Due to Member                13,266          -              -       13,266
   Convertible debt                -       60,000  (A)   (60,000)         -
                               ----------   ---------      ---------  ----------
      Total Current Liabilities 337,404     205,322       (178,017)    364,709
                               ----------   ---------      ---------  ----------
 Stockholders' Equity
   Common stock                              -          100  (A)       305
                                                      (B)     2,200      2,605
   Additional paid-in-capital                -       93,779  (A)   192,327
                                                             (B)    17,848
                                                        (D)  (299,061)     4,893
   Members' deficiency            (163,196)         -   (B)   163,196         -
   Accumulated deficit                       -     (299,061) (B)  (183,244)
                                                     (C)   (14,615)
                                                     (D)   299,061   (197,859)
                                ----------  ----------     ----------  ---------
      Total Stockholders' Deficit
                                (163,196)   (205,182)       178,017   (190,361)
                               ----------  ----------     ----------  ---------
 Total Liabilities and Stockholders'
   Deficit                    $  174,208  $      140     $       -   $ 174,348
                               ==========  ==========     ==========  =========

 Notes to the Unaudited Condensed Pro Forma Consolidated Statements are presented on page F-9.

                          RECOM MANAGED SYSTEMS, INC.
                 UNAUDITED  PRO  FORMA  CONDENSED  CONSOLIDATED
                           STATEMENTS  OF  OPERATIONS
        FROM JULY 31, 1998 (DATE OF INCEPTION) THROUGH  AUGUST  31, 1998

                                        J2          Mt.
                              Technologies   Olympus      Pro Forma    Pro Forma
                                  LLC     Enterprises   Adjustments    Results
                               ----------  ----------  -------------  ----------
 Revenue                      $       -   $       -      $       -   $       -
                               ----------  ----------     ----------  ----------
 General and administrative expenses
   Reorganization expense      150,000     112,750 (C)     14,615     277,365
   Appraisal Fee                13,266          -              -       13,266
   Other                        19,978      11,450             -       31,428

 Interest                           -        7,500                      7,500
                              ----------  ----------     ----------  ----------
 Net Loss                    $ (183,244) $ (131,700)    $  (14,615) $ (329,559)
                             ==========  ==========     ==========  ==========
 Basic and Diluted Loss Per
  Common Share                                                    $    (0.13)
                                                                   ==========
 Weighted average number of common
  shares used in per share calculation                                2,605,000
                                                                      ==========

 Notes to the Unaudited Condensed Pro Forma Consolidated Statements are presented on page F-9.

                          RECOM MANAGED SYSTEMS, INC.
                    NOTES TO UNAUDITED PRO FORMA CONDENSED
                      CONSOLIDATED FINANCIAL STATEMENTS


    A  -    To record the issuance of 305,000 shares of common stock upon the conversion of $192,632 of liabilities of Mt. Olympus.

    B - To record the issuance of 2,200,000 shares of common stock in exchange for all of the membership interests of J2 at historical cost. As a result of the reorganization, there were 2,605,000 common shares outstanding. The agreement has been accounted for as the reorganization of J2 and the acquisition of Mt. Olympus using the purchase method of accounting. Since Mt. Olympus did not have any operations and had only nominal assets at the date of the agreement, the acquisition of the net liabilities of Mt. Olympus were recorded at historical cost.

    C - To record $14,615 of costs incurred in connection with the reorganization.

    D - To eliminate the accumulated deficit of Mt. Olympus at the date of the reorganization.

 Drucker, Math & Whitman, P.C.

                Certified Public Accountants              2865 U.S. Highway #1
                                                      Route 1 & Finnegans Lane
                                                    North Brusnswick, NJ 08902
                                                        Telephone 732-821-5200
                                                              Fax 732-821-7711


                          Independent Auditors' Report



 Members
 J2 Technologies, LLC
 Roseville, California

 We have audited the accompanying balance sheet of J2 Technologies, LLC (a development stage company) ("Company") as of August 31, 1998, and the related statements of operations and changes in members' equity (deficiency), and cash flows for the period from July 31, 1998 (inception) to August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of J2 Technologies, LLC (a development stage company) as of August 31, 1998, and the results of its operations and its cash flows for the period from July 31, 1998 (inception) to August 31, 1998 in conformity with generally accepted accounting principles.

 The accompanying financial statements have been prepared assuming that the Company will be able to commence operations and continue as a going concern. As discussed in Note 2, the Company has no operating history, is in the development stage, and, at August 31, 1998, has an equity deficiency. These matters raise substantial doubt as to the Company's ability to commence operations and continue as a going concern. Management plans to generate funds through a merger with a public company followed by a private placement offering. There is no assurance that such plans will be completed or, if completed, that such actions will generate sufficient funds to enable the Company to commence and continue its operations for the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         DURCKER, MATH & WHITMAN, P.C.

 October 26 , 1998

                              J2 TECHNOLOGIES, LLC
                         (A Development Stage Company)
                                 BALANCE SHEET
                                AUGUST 31, 1998



                                     ASSETS


 Current assets:
    Cash, held in attorney's trust account                 $  150,000
    Computer equipment                                         20,048
    Organization costs                                          4,160
                                                           ----------
                                                           $  174,208
                                                           ==========

                  LIABILITIES AND MEMBERS' EQUITY (DEFICIENCY)

 Current liabilities:
    Notes payable, Members                                 $  150,000
    Due to Member                                              13,266
    Accounts payable                                          174,138
                                                           ----------
                                                              337,404
 Members' equity (deficiency), 2,200,000
  membership share interests outstanding                     (163,196)
                                                           ----------
                                                           $  174,208
                                                           ==========

                       See notes to financial statements.

                              J2 TECHNOLOGIES, LLC
                         (A Development Stage Company)
                          STATEMENT OF OPERATIONS AND
                    CHANGES IN MEMBERS' EQUITY (DEFICIENCY)
                  JULY 31, 1998 (inception) TO AUGUST 31, 1998



 Revenue                                                   $       -

 General and administrative expenses:
    Consulting fee regarding merger                           150,000
    Appraisal fee                                              13,266
    Legal and accounting                                       19,978
                                                           ----------
                                                              183,244
                                                           ----------
 Net loss                                                    (183,244)

 Members' capital contribution,
  computer equipment                                           20,048
                                                           ----------

 Members' equity (deficiency), August 31, 1998             $ (163,196)
                                                           ==========

                       See notes to financial statements.

                              J2 TECHNOLOGIES, LLC
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
                  JULY 31, 1998 (inception) TO AUGUST 31, 1998



 Cash flows from operating activities:
    Net loss                                               $ (183,244)

 Adjustments to reconcile net loss to net
   cash used in operating activities:
    Increase in:
     Organization costs                                        (4,160)
     Due to Member                                             13,266
     Accounts payable                                         174,138
                                                           ----------
        Net cash used in operating activities                      -
                                                           ----------
 Cash flow from financing activities,
    notes payable, Members                                    150,000
                                                           ----------

 Increase in cash                                             150,000
 Cash, beginning                                                   -
                                                           ----------
 Cash, ending                                              $  150,000
                                                           ==========

 For non-cash transactions, see Note 6.


                       See notes to financial statements.

                              J2 TECHNOLOGIES, LLC
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                AUGUST 31, 1998


 1. Summary of significant accounting policies and business activity:

    Business activity:

    J2 Technologies, LLC ("Company"), a California limited liability company, was organized to provide information technology support services, including systems consulting, design, implementation and maintenance. The Company is considered to be in the development stage as no revenues have been derived from operations and the Company is primarily involved in raising capital. The Company's operating agreement provides for a termination date of 2050. The owners of the Company are referred to as "Members". The Company's fiscal year will end December 31.

    Use of estimates:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Cash and cash equivalents:

    The Company considers highly liquid deposits with maturities of three months or less, including deposits held in attorney's trust accounts, to be cash equivalents.

    Computer equipment:

    Computer equipment is stated at cost. See Note 6. Depreciation is provided on the straight-line method over a three year useful life.

    Organization costs:

    Organization costs represent costs incurred in connection with organizing the Company. These costs are being amortized on a straight-line basis over five years.

    Income taxes:

    The Company is not a taxpaying entity for federal and state income tax purposes. No income tax expense or benefit is recorded in the financial statements. Income or loss of the Company is taxed to (or benefits) the Members in their respective returns.

                              J2 TECHNOLOGIES, LLC
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                AUGUST 31, 1998


 2. Going concern:

    The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no operating history, is in the development stage, and, at August 31, 1998, has an equity deficiency. These factors raise substantial doubt about the Company's ability to commence operations and continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent on obtaining funds to commence its operations. Management plans to generate these funds through a merger with a public company followed by a private placement offering. There is no assurance, however, that such plans will be completed or, if completed, will generate sufficient funds to enable the Company to commence and continue operations for the next twelve months.

 3. Transfer of assets from related party:

    In connection with the issuance of membership shares to a Member, the Member assigned to the Company on a non-exclusive basis certain intellectual property. The intellectual property consists of technology management plans and corporate documents, technical proposals and management plans, technical operating procedures, corporate management plans and management resources, and software and data, collectively, the "Assets". The Assets were initially used or developed as part of noncommercial projects and contracts by the Member and are currently used in governmental applications. The assignment does not include rights for the Company to use the Assets in governmental applications, which rights are retained by the Member. The Company had the Assets appraised by an independent valuation firm. In an appraisal dated August 15, 1998, the appraisal firm estimated the fair market value of the Assets to be $4,750,000. Under generally accepted accounting principles, no value for the Assets may be recorded on the Company's books, although the Company is able to use such Assets, subject to an assignment agreement, without fees or royalties.

 4. Notes payable, Members:

    The Company issued four promissory notes for $37,500 each (aggregate $150,000) to certain members in exchange for cash. The notes bear interest at 10 percent per annum and are due on or before the earlier of August 1, 1999 or the closing date of the Company's private placement offering. As of October 23, 1998, no definitive plans for the offering had been made.

 5. Due to Member:

    A Member of the Company advanced to the Company $13,266 which was used to pay for the valuation of the assigned Assets (see Note 3). The advance accrues interest at prime plus two percent and is due February 3, 1999. The prime rate at August 31, 1998 was 8 1/2 percent.

                              J2 TECHNOLOGIES, LLC
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                AUGUST 31, 1998


 6. Computer equipment:

    The computer equipment reflected on the balance sheet was used by a Member and transferred from that Member to the Company. The original cost to the Member was $57,324 and $37,276 of accumulated depreciation had been recorded by the Member. The Company recorded the computer equipment at its net book value of $20,048.

 7. Proposed merger:

    The Company is in the process of completing a merger with an inactive publicly traded corporation, Mt. Olympus Enterprises, Inc. ("MTOP"). Pursuant to a "Stock-for-Membership Interest Exchange Agreement" ("Exchange Agreement"), all of the outstanding membership interests of the Company would be exchanged for shares of common stock of MTOP. The Exchange Agreement provides for, among other things, MTOP to assume the obligation to repay the promissory notes payable of the Company and all other obligations of the Company. The promissory notes payable are to be paid from funds raised, if any, in any financing by MTOP. At the closing, the Company shall pay legal, accounting and other fees approximating $15,000. Such fees will be recorded on the Company's books if and when the closing takes place.