Form 10KSB
period 1998-12-31
RECOM MANAGED SYSTEMS INC DE/
filed 1999-03-30
CIK 810365

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       -----------------------------------



        For the Fiscal Year Ended                  Commission File Number
        -------------------------                  ----------------------
            December 31, 1998                             33-11795

                           RECOM MANAGED SYSTEMS, INC.
                    (Formerly Mt. Olympus Enterprises, Inc.)

            Delaware                                     87-0441351
-----------------------------------           ----------------------------------
     (State of Incorporation)                  (I.R.S. Employer Identification)

                          Principal Executive Offices:
                             2412 Professional Drive
                               Roseville, CA 95661
                            Telephone: (916) 774-0953

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

    Securities registered pursuant to Section 12(g) of the Exchange Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days (refer to "Notice of Deferred Filing" below).

                      Yes           X          No
                               -----------             -----------

The issuer's revenues for its most recent fiscal year were $79,292.

As of March 16, 1999, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately $11,977,146 based upon the average sales price of $8.63/share between the bid and ask price of $8.25 Bid -- $9.00 Ask.

As of March 16, 1999, the Registrant had outstanding 3,119,000 shares of common stock ($.001 par value).

                       Documents Incorporated By Reference
No documents are incorporated herein by reference.


================================================================================

PART I

ITEM  1. DESCRIPTION OF BUSINESS

History of the Company

         On October 30, 1998, pursuant to majority shareholder consent, Mt. Olympus Enterprises, Inc. ("MOE") completed a "Reverse Acquisition" through which control of MOE was transferred from its existing shareholders to a group of private owners of a California limited liability company, J2 Technologies, LLC ("J2"). J2 was itself a newly organized company having a date of inception of July 31, 1998. Subsequently, MOE changed its name to RECOM Managed Systems, Inc. ("RMSI") (hereafter, the "Company" refers to RMSI, previously named MOE). The details of the Reverse Acquisition are more fully described in the Reverse Acquisition Agreement denominated as the "Stock-For-Interest Membership Exchange Agreement" which was filed as an Exhibit to the Company's report on Form 8-K dated November 12, 1998. The more essential terms of the Reverse Acquisition are outlined as follows:

          1.  As of the  closing  date on October  30,  1998,  MOE,  an inactive public Delaware corporation, acquired all of the issued and outstanding Membership Interest of J2 in exchange for 2,200,000 shares issued to the J2 members, constituting approximately 84.4% of its reverse split issued and outstanding shares. Thereby, the prior J2 owners became the controlling shareholders of MOE. No other consideration was involved in the acquisition.

          2. Prior to and as a condition to the Reverse Acquisition, MOE completed a reverse split of its issued and outstanding shares on a forty-three to-one ratio (43:1). This resulted in a reduction of shares outstanding from 4,300,000 to 100,000 prior to the Reverse Acquisition.

          3.  On or  about  November  5,  1998,  and  pursuant  to  the  Reverse
              Acquisition, MOE changed its name of record with the Delaware Secretary of State to RECOM Managed Systems, Inc.

          4. The Reverse Acquisition also provided that all debts and obligations of MOE were paid and discharged as of the closing date of the reorganization. The debts and obligations of MOE were accordingly paid and discharged in exchange for the issuance of 305,000 shares of post-split shares issued to the creditors.

         On December 31, 1998, all of the assets and liabilities of J2 were contributed up to the Company and J2 was dissolved. Thus, the Company currently has no subsidiaries.

         MOE was incorporated under the laws of the State of Delaware on January 19, 1987 and was formed with broad, but unspecified, general business purposes and without designation of an initial business plan. MOE was formed with the intent of raising capital to fund the investigation, acquisition, and operation of one or more investment and business endeavors in any industry subsequently selected by management, with the ultimate intent of acquiring one or more business opportunities.

         MOE completed a public offering of its shares pursuant to a prior SEC registration on Form S-18 in November of 1988. The offering raised approximately $64,500 in gross proceeds, which had been the sole capitalization of MOE to date prior to the Reverse Acquisition.

         In April 1997, MOE entered into a preliminary letter of intent with Afritel Telecommunications, Inc. to complete a "reverse acquisition" whereby MOE would be the surviving entity. Afritel intended to provide wireless telephone services in the African Continent, with an initial target being the Country of Zaire. After numerous delays to implement the reorganization agreement, both companies agreed to a mutual rescission of the Agreement in approximately March

1998. Both Afritel and MOE agreed to a full mutual rescission of rights and claims. No shares or anything of value had been exchanged pursuant to the terminated agreement.

Background

         Businesses increasingly depend on the ability to access and share electronic information reliably. Accelerated obsolescence, lack of industry compatibility and the inability to attract skilled talent have created barriers for small companies trying to provide these services cost effectively. To enable effective internal communication companies are relying on e-mail, remote access by mobile workers and various forms of online information. The proliferation of the use of the Internet and the emergence of e-commerce are driving the need for businesses to exchange electronic information externally with customers, business partners and vendors. Dramatic increase in network traffic has heightened requirements for network performance and caused security to become a high priority for many businesses. As a result of these trends, a growing number of businesses view the availability of secure, reliable networks and desktop systems as mission-critical to their success.

         Today businesses continue to seek to control costs and improve operating efficiencies. Implementation and management of new desktop, network and e-commerce systems requires significant expertise in order to maintain reliability, performance and security. Not only are systems increasing in complexity, but the tools and hardware required to support them are themselves complex and require a significant investment of money and expertise.

         Many companies have encountered difficulties implementing and maintaining their systems internally because of the significant shortage of qualified IT professionals. Industry analysis estimates that between 15% and 30% of permanent IT positions were unfilled in mid-1998 and that the total volume of IT work will increase 45% by 2003.

         Many companies are turning to third party service providers for secondary and core business competencies. Full outsource contracts are not common among the under served mid-tier and small companies, but affordable out-tasking of a subset of services is a value proposition that is becoming increasingly selected.

         The World Wide Web is an equalizer, enabling companies to make their products accessible regardless of size, increasing the momentum for mid-tier and small companies to modernize their systems and web-enable their offerings. There is a tremendous opportunity to assist these companies as they shift to e-commerce for a significant source of their revenues.

RMSI Solution

         RMSI will provide a modularized set of services that can be used independently or together to allow customers to web-enable their business, and to have reliable, available internal systems. RMSI offers an alternative to managing multiple vendors or acquiring internal expertise, by offering project-based custom projects and ongoing subscription services in an integrated fashion, from a single source.

Full Breadth of Services

         RMSI services will cover the entire lifecycle of desktops, networks and business applications from initial design through implementation, ongoing maintenance, upgrade and retirement. Customers will have the option to choose which services they will continue to out-task to RMSI and which they prefer to resume control of themselves.

Predictable Costs

         Because several of the services will be provided on an ongoing basis, customers will know exactly what their costs will be and will be able to account accordingly instead of being surprised by necessary IT emergency costs.

Reduced Costs

         Substantial costs are incurred in retaining and maintaining an internal IT staff that is qualified to manage complex networks and business applications. Because RMSI can amortize the costs over hundreds of users, we can offer better solutions at a lower cost than if the customer had attempted the work independently. Furthermore, proprietary processes developed by RMSI utilize expensive, enterprise products that would not have been a possibility for smaller clients to obtain.

Reliability, Security and Uptime

         E-commerce and remote employees increase a business's dependency on reliable, full time systems. RMSI's service center provides full time availability with service level agreements that far exceed the uptime a company could provide internally.

Systems Maintained and Upgraded Effortlessly

         Cost and disruption are the reasons that many businesses fail to upgrade their systems when necessary. Ongoing desktop and network services provided by RMSI are standardized to include upgrades at regular intervals, without disruption or special resource requirements on the part of the customer.

Web-Enabled Networks

         Customers can out-task the complex, frustrating and expensive responsibilities of day-to-day management issues yet still are able to monitor their systems. Web-enabled management and monitoring tools provide current up-to-the minute status of network performance and problem logs.

Web-Enabled Systems

         Through the use of enterprise tools such as HAHT and Silverstream, RMSI can convert legacy and client/server applications to the Internet without vulnerability and business disruption that customers might experience internally.

Strategy

Service Offerings

         RMSI has been endowed with the process designs and metrics for seat management that were created for NASA by an affiliate, Recom Technologies. As our service offerings are further developed, these proprietary processes will increase to form the basis for the repeatable service center model. The foundation of RMSI's superior services lies in its proprietary, highly optimized processes.

                                                     Service Portfolio
             ---------------------------------------------------------- ------------------------------
                            Desktop Management Service                       Application Solutions
             ---------------------------------------------------------- ------------------------------
             Design                     Help Desk                       Development and Maintenance
             ------                     ---------                       ---------------------------
             Desktop                    PC Application Support          Legacy
             Network                    Standard Configuration          Client/Server
             Internet                   Non-Standard Configuration      Web
             Messaging                  Standard Laptop                 E-Commerce
                                        Non-Standard Laptop
                                                                        Conversion
                                                                        ----------
             Procurement                Maintenance                     Legacy-Web Conversion
             -----------                -----------
             Acquire                    Warranty Management
             Finance                    Extended Warranty               Technologies
             Lease                      Hot Spare Program               ------------
                                                                        C, C++
                                                                        Java
             Network Management         Asset Management                SQL Server
             ------------------         ----------------                Oracle
             Monitor/Prevent            Inventory                       Sybase
             Performance                Inventory Maintenance           Silverstream
             Trouble Shooting           Reporting                       PowerBuilder
             Recovery
             Security
                                                                        Web Hosting
                                                                        -----------
             Application Maintenance    User Training
             -----------------------    -------------
             Level 1 Support            Class Room
             Level 2 Support            Productivity Seminars
             Administration/upgrade     Mentoring Programs

             ---------------------------------------------------------- ------------------------------

         The Desktop Service Suite will be provided as an ongoing subscription service to be renewed annually. It is highly repeatable from company to company, and help desk services will be shared among customers. Use of web-enabled remote management technologies will enable us to resolve 80% of problems over the telephone, allowing us to move away from the more expensive dispatch model of service delivery and thereby realize higher margins.

         The Application Solution Suite provides development and support for core business applications with an emphasis on web-enabling critical applications. In partnership with software companies that provide web development tools (such as HAHT Software and Silverstream) we will be able to convert legacy systems to web-based systems with a minimum of effort. Fees for the development phase of these projects will be based on time and materials, and may occasionally by offered for a fixed fee.

Commitment to Leading Technologies

         To provide cost effective services to our customers we will utilize only the leading technologies to manage our service center and delivery model.

Acquire Regional Companies

         RMSI plans to build its business via acquisition of regional companies to gain access to the customer base and the technical expertise.

Add Distribution Partners

         In addition to direct sales, we believe that we can market our services to middle market companies most effectively by partnering with resellers that bundle our services with their own. This would include ISPs, hardware distributors and applications vendors.

Market

         Dataquest estimates the average compound growth rate (CAGR) of the desktop management services market to be 30% from 1997 to 2002. The total outsourcing market is estimated at $87 billion, with the desktop management market contributing $8 million in 1998. While 66% of outsourcing expenditures were by companies of at least $1 billion, outsourcing in the mid-tier market is the fastest growing segment (41% of companies projecting increased budget for IT services).

         The 75 million small and mid-tier companies (with 1000 or fewer employees) in the US account for 47% of all sales and 50% of the GNP. In the area of technology, small and midsize business information technology expenditures are the fastest growing segment, accounting for 45% of the business PC market.

         The biggest growth in the small and mid-tier market is in the area of web-based commerce. Web-based commerce will reach $330 billion by 2002 and $1 trillion by 2010 (IBM).

         Greater Sacramento and Northern California, our first market, is one of the five fastest growing areas in the United States.

         Currently, the service business opportunities are shared by hundreds of vendors, with just a few market leaders in a large variety of market segments. As with all emerging industries, there are hundreds of small, locally based players who will either grow through acquisition, be acquired, or fail to succeed. Large industry leaders (IBM, Microsoft) are trying to enter this market and experience barriers to entry because of their image (too big, enterprise players, too expensive). The "high-touch" nature of this business favors regional or vertically focused companies.

Customer Profile

         RMSI's target market includes companies with 100 to 2000 employees with revenues of $5 million to $750 million, whose viability depends upon the availability of contemporary information systems. The typical customer of our services is someone who is in a vital mid-sized business, who currently uses desktops and client/server business systems, and who recognizes the need to develop robust Internet capabilities.

         Today the customer is confused about how to accomplish this. They may depend upon internal departments or independent systems integrators that lack the expertise to take them to web-based systems. They may have contracted with larger and very expensive business consulting companies (i.e., Anderson Consulting) with mixed results, being left without the capability to support the complex systems left behind. They are aware of a multitude of web content design companies, web host companies, but they want an effortless, integrated solution for their web business initiatives. For their infrastructure support (desktop, networks) they may depend upon hardware providers to install new systems, but they don't have access to necessary continuous support.

         RMSI customers will want to buy from us based on our extensive experience in completing large, complex projects and effectively supporting a large number of desktops. Real-time demonstrations of our rapid, remote resolution capabilities and strong testimonials will be instrumental in educating the customer in the reasons to partner with RMSI.

Competition

Companies that compete in this market fall into several categories characterized as:

1.    Outsourcing companies (IBM, EDS, CSC)
2.    Resellers (GE, Entex, Vanstar, MicroAge)
3.    Independent service providers (BancTec, Decision One, Wang)
4.    System vendors (HP,  Compaq)
5.    Local systems  integrators  (Quest,  Eskel-Porter)
6.    Regional application services companies (Cohesive, Catapult)

         Unsuccessful long-term contracts, perceptions of size, and cost have prevented acceptance of larger providers in the small and mid-tier market. The advantage of our competitors - their age, size, reputation - is also their disadvantage in the sense that they do not the ability to "turn on a dime" in response to their customers, and may be having to overcome negative aspects of their reputation.

         RMSI's unique combination of the tactical Desktop Management Services and the strategic Application Solution Suite will offer smaller companies the opportunity to work with a single partner who has a complete understanding of their IT requirements. Furthermore, RMSI's service offering will be built in such a way that through economies of scale, small companies will be able to have ongoing, enterprise-quality service for an affordable, predictable price.

         Repeatable, predictable, high-quality service for a small fixed fee is a capability unique to RMSI's Desktop Service Suite.

         Our strategy for dominating the competition is to provide better services at a lower price, and to offer a unique, complementary and high-demand combination of services.

Pricing

Today market pricing falls into three ranges:

         $60 - 90 /seat/month       lowball range, negative margins
         $100 - 170                 30 - 35% margins
         $225 - 500                 older contracts, full service

         RMSI's services will be priced menu-style on a per service basis. Flexible pricing will allow us to create entry prices with high growth potential.

Sales Strategy

         To minimize channel conflict and to maximize productivity of the sales force, we will structure sales positions following a franchise model in which sales executives will own the responsibility for managing direct sales and channel sales in their respective territories. A separate business development staff will manage strategic business partnerships.

         Sales executives will have the advantage that they can lead with either service suite. Because the Application Solution Suite is targeted to more strategic business initiatives, sales staff will have better access to decision-makers. The Infrastructure Suite will be a logical follow-on sale.

         We learn from historic outsourcing/tasking engagements that the key to success will depend upon the ability of the sales team to correctly manage the customer's expectations. Margins will be realized through efficient execution of structured, proactive processes for integrating the sales effort with the delivery staff (project management).

Distribution Channels

         RMSI's marketing strategy incorporates plans to sell our services through several channels, including providers who service the same market sector (vertical applications providers, interconnect companies), through strategic partners (Cisco, HP, Oracle) and through local hardware providers and complementary industries including telecom providers and industrial developers/building owners.

         The determining factors in choosing these channels are their ability to generate business for us, to improve our business offerings and to build our credibility in the eyes of our customers.

Marketing Plan

         Responses from test marketing suggest that there is considerable demand for both our infrastructure and our business services. RMSI's marketing strategy is to aggressively enhance, promote and support the fact that our services will improve our customers competitive position (through e-commerce/web presence) and remove the burden of tedious and expensive infrastructure maintenance for an affordable, predictable fee.

         Branding will position RMSI as the leading, "high tech, high touch" technology service provider to small and mid-sized businesses - a service partner capable of providing a full, integrated solution suite that is highly customized to fulfill unique customer requirements. Branding initiatives of meaning, relevance, consistency, name recognition, design and singularity will be rigorously followed.

We will utilize the following media and methods to drive our message home to our customers:

1. World Wide Web - drawing upon our own expertise, we will actively exploit all meaningful web opportunities including advertising, co-marketing, web newsletters, etc.
2. Radio advertising and underwriting to reach people frequently and in the context of their daily activities
3.      Advertise in local publications and telephone directories
4.      Donate services and/or sponsor local charitable events for exposure

Employees

         The Company leased all of its employees from Recom Technologies at December 31, 1998. On January 1, 1999, the Company hired seven full-time employees from Recom Technologies. As of March 15, 1999, the Company had eight full-time employees, two part-time employees and continues to lease one employee from Recom Technologies.

ITEM  2. DESCRIPTION OF PROPERTY

         The Company's corporate headquarters are located in Roseville, California. The Company sub-leases its office facilities for $3,940 per month under a month-to-month lease agreement with Recom Technologies, an affiliated entity in which the Company's Chairman and Chief Executive Officer, John Epperson, Jr., and Director and Secretary, Jack Lee, are officers, directors and controlling shareholders. RMSI believes that its current facilities, approximately 1,000 square feet, are adequate to meet its foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable rates.

ITEM  3. LEGAL PROCEEDINGS

         To the best knowledge of the Company, there are no material legal proceedings to which the Company is a party; nor, to which any of its property is subject.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 30, 1998, a Majority Shareholder Consent Resolution, which was filed as an exhibit to the Company's report on Form 10-QSB dated November 16, 1998, was signed by the shareholders holding the majority of the issued and outstanding shares. This consent approved the following corporate actions and elections proposed by the Board of Directors requiring shareholder consent and approval:

1. Approve the proposal to change the name of MOE to RECOM Managed Systems, Inc.

2. Ratify, as part of the Stock-For-Membership Interest Exchange Agreement, the reverse split of MOE's shares on a forty-three to-one ratio (43:1).

3. Ratify the change of business purpose and location of MOE to the business currently conducted by J2 at its current place of business in Roseville, California.

4. Approve the election of the following nominees by J2 to be the new Board of Directors of the Company: John (Jack) C. Epperson, Jr., G.K. (Jack) Lee, Syed Z. Shariq, Ph.D., and Robert Iger, Esq.

5. Ratify all other terms and provisions of the Stock-For-Membership Interest Exchange Agreement between MOE and J2.

                                     PART II

ITEM  5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         At all times during any period of trading through October 30, 1998, the date of the reverse acquisition described above, the markets on which MOE traded must be described as locally broker generated trading lists, such as the "pink sheets." MOE's trading symbol during this time was "MTOP". In connection with the reverse acquisition described above, the Company's stock has since traded on the NASDAQ Electronic Bulletin Board under the symbol "RMSI". Within these limitations, the following chart attempts to set-out the known high and low price on a bid and ask basis for the Company's stock for each quarter during the previous two years. On March 15, 1999, the closing price of RMSI's common stock was $9.00.

         Year Ended December 31, 1998                     Low         High

           Fourth Quarter                                $5.00       $7.00
           Third Quarter                                 $6.45       $10.75
           Second Quarter                                $6.45       $10.75
           First Quarter                                 $3.87       $8.60

         Year Ended December 31, 1997

           Fourth Quarter                                $3.87       $8.60
           Third Quarter                                 $5.16       $10.75
           Second Quarter                                $3.87       $9.46
           First Quarter                                 No quotes   No trades

           As of March 16, 1999, there were approximately 319 holders of record of the Company's Common Stock.

Dividend policy

         We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business, so we don't anticipate paying any cash dividends in the foreseeable future.

ITEM  6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

         For more detailed financial information, please refer to the audited December 31, 1998 Financial Statements included in this Form 10-K.

Caution about forward-looking statements

         This Form 10-KSB includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form 10-KSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-KSB. Investors should read all of these risks carefully.

Results of operations

         For the period July 31, 1998 (inception) to December 31, 1998, revenues from information technology consulting services totaled $79,292. All of this revenue was from a single customer with a master contract that has month-to-month terms. The Company believes that it has a very good relationship with the customer and expects the contract to continue for the foreseeable future. Since December 31, 1998, the Company has entered into two additional information technology consulting contracts with different customers.

         The net loss of $79,161 for the period July 31, 1998 (inception) to December 31, 1998 can be attributed to selling, marketing and general and administrative expenses incurred during the Company's developing stage.

Recent Financing

         On March 4, 1999, the Company completed a private placement offering of 504,000 shares of common stock resulting in gross proceeds of $630,000. The shares, representing 19% of the Company's outstanding shares after completion of the offering, were sold to 17 qualifying investors. Net proceeds to the Company, after selling commissions of $78,650 and direct offering costs of $46,500, totaled $504,850. The Company intends to use the net proceeds in its continuing operations.

Liquidity and sources of capital

         As of December 31, 1998, the Company had current assets of $99,307 with current liabilities of $374,541. This represents a negative working capital of $275,234. Cash flows provided by operating activities, totaling $57,984 for the period July 31, 1998 (inception) to December 31, 1998, were generated primarily from changes in current assets and liabilities.

         Cash flows used in financing activities included the inflow of $190,000 from notes payable to stockholders offset by $202,443 of expenses related to the Reverse Acquisition (described in Item 1 - Description of Business) and $21,686 of expenses related to the private placement completed in March 1999.

         At December 31, 1998, the Company had an accumulated deficit in net equity of $261,556, representing the net loss of $79,161 for the period July 31, 1998 (inception) to December 31, 1998, plus the charge to equity related to the Reverse Acquisition as described above.

Plan of operation for the next twelve months

         The Company planned business execution during its development stage, as described in Item 1 - Description of Business, will require the Company to pursue sources of capital funding during the next twelve months in addition to the capital raised in the March 1999 private placement offering. These funds are expected to be used for the continued development of the Company's technology infrastructure necessary to support its planned service offerings, anticipated business acquisitions, and to support an expected increase in the number of Company employees.

Year 2000

         There is significant concern that certain computer programs and computers are not presently configured to recognize the year 2000 or succeeding years. This defect in computer functions could have a serious adverse impact upon our industry and other industries if various computer programs and applications cease to function or function erroneously as we approach the year 2000. The Company views the year 2000 compliance problems it may face to fall within three general categories:

1.       The potential impact on the Company's own information technology.

2. The potential impact of the possibility of collateral failure or miss-function in non-IT systems due to their computer components such as telephone systems, security systems, etc.

3. The potential adverse effect upon the Company from year 2000 failure among third party service providers.

         The Company believes that is has addressed all of its year 2000 problems related to its owned IT systems and has determined that its' existing, as well as in-development, internal hardware and software will function past the year 2000 without modification. The Company has also addressed its non-IT systems and believes that these systems also will function past the year 2000 without modification. The Company does not believe that there are any feasible plans to adjust operations to potential industry-wide problems, such as may occur with suppliers or outsource consultants. The Company will deal with those problems when and if they arise on a case-by-case basis.

         Amounts incurred by the Company related to the year 2000 for the period July 31, 1998 (inception) to December 31, 1998 were not significant. Amounts expected to be spent in 1999 are also not expected to be significant.

ITEM  7. FINANCIAL STATEMENTS

         As noted in Item 1- Description of Business, the Company was formed on July 31, 1998 as J2 Technologies, LLC and, on October 30, 1998, acquired all of the outstanding common stock of MOE, an inactive public shell company. For accounting purposes the acquisition has been treated as a recapitalization of MOE with J2 as the acquirer (reverse acquisition). Also as described previously, in connection with the closing of the reverse acquisition, MOE's name was changed to RECOM Managed Systems, Inc. Accordingly, the historical financial statements prior to October 30, 1998, are those of J2. Pro forma information is not presented since the combination is not a business combination.

         The financial statements are filed as part of this Form 10-K. Refer to the index to financial statements at page 19.

ITEM  8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 4, 1999, the Registrant selected Burnett, Umphress & Company, LLP to serve as its new independent accountants and, accordingly, dismissed Hansen, Barnett & Maxwell. The decision to engage Burnett, Umphress & Company, LLP and dismiss Hansen, Barnett & Maxwell was approved by the Board of Directors of the Registrant. Through March 4, 1999, there were no disagreements with Hansen, Barnett & Maxwell on any matter of accounting and financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth information about the present directors and senior officers of the Company:

     Name                            Age     Office
     ----                            ---     ------

     John (Jack) C. Epperson, Jr.    50      Chairman of the Board and
                                             Chief Executive Officer
     G.K. (Jack) Lee                 62      Director, Secretary
     Syed Z. Shariq, Ph.D.           49      Director
     Robert S. Iger, Esq.            57      Director
     John T. Flynn                   49      Director
     Curt Pringle                    39      Director
     Roger L. Akers                  45      Director
     James P. Joyce                  43      Chief Operating Officer
     James D. Collins                30      Chief Financial Officer
     Jamie B. Madison                45      Vice President, Marketing and Sales

         John (Jack) C. Epperson, Jr. has served as the Chairman of the Board and Chief Executive Officer of the Company since August 1998. He also currently serves as the Executive Vice President of Recom Technologies, Inc. a related corporation, and has more than 27 years of experience in the field of corporate management, information technology and facility support services. The Company has and intends to continue leasing Mr. Epperson's services on a part-time basis from Recom Technologies, Inc. under a three-year Executive Employment Agreement that has not yet been finalized. Mr. Epperson has acted as an entrepreneur on the founding of three successful information service companies and currently serves on the Board of Directors of Miranet, Inc., Recom International and Recom Applied Solutions.

         G.K. (Jack) Lee has served as Secretary and has been a Director of the Company since August 1998. Mr. Lee was a founder of Recom Technologies, Inc. and has more than 25 years experience in the information technologies services field, including 20 years in management. Mr. Lee currently serves as President of Recom Technologies, Inc. and as a member of its Board of Directors. He is also a Board Member for Goodwill Industries and Attention Control Systems, Inc.

         Syed Z. Shariq, Ph.D. has served as a Director of the Company since November 1998. Dr. Shariq is Assistant to the Center Director for Strategic Alliances at NASA Ames Research Center. He has also served as Director of Ames Commercial Technology Office. Prior to joining NASA, Dr. Shariq served as a Senior Associate with Montgomery Securities. He has served on the faculties of several universities, including Duke and John Hopkins, and is a visiting faculty fellow at Stanford University and University of Texas at Austin. Dr. Shariq is also a member of numerous advisory groups, including the Governor's California Information Technology Commission.

         Robert S. Iger, ESQ. has served as a Director of the Company since November 1998. Mr. Iger, in addition to practicing law since 1994, has served on various boards and in executive positions with LAR Holding, Ltd., Oxford First Corporation and Xerox Corporation. Mr. Iger's practice concentrates on corporate and securities law.

         John T. Flynn has served as a Director of the Company since December 1998. Mr. Flynn currently serves as a Vice President with Litton/PRC with responsibilities for state and local government programs. Mr. Flynn was appointed by Governor Pete Wilson in November 1995, as California's first chief information officer to oversee the state's two billion dollar annual investment in information technology and telecommunications, a cabinet-level agency reporting directly to the Governor. Previously, Mr. Flynn served as the state of Massachusetts' first chief information officer since July 1994 after spending a year as the Director of the Commonwealth's Office of Management Information Systems. In October 1997, he was elected President of the National Association of State Information Resources Executives (NASIRE). Mr. Flynn also serves on the U.S. General Accounting Office Executive Counsel on Information Management and Technology. He is also a member of the Board of Advisors of the Fisher Center for Management and Information Technology at the University of California, Berkeley.

         Curt Pringle has served as a Director of the Company since January 1999. Mr. Pringle currently serves as a founder of Curt Pringle and Associates, a firm that specializes in public relations, consulting and government affairs. Previously, Mr. Pringle completed his final term with the California State Assembly in November 1998. After serving two years from 1988-1990, he was re-elected to the Assembly in 1992 and finished his final years of service allowed under term limits. In January 1996, Mr. Pringle was elected Speaker of the California State Assembly and presided as Speaker until November 1996, the longest serving Republican Speaker in thirty years.

         Roger L. Akers has served as a Director of the Company since February 1999. Mr. Akers is a senior level executive with 20 years of experience (15 in management capacity) in information technology related businesses. A majority of Mr. Akers experience has been in the facilities management, management consulting, and systems development segments of the national and regional consulting services industry. He spent eleven years building an eight office regional consulting company employing over 400 employees serving public and private sector clients throughout the western U.S. His most recent two years have been spent providing strategic consulting to Fortune 100 companies, including executive staff development and equity capital development for emerging technology related businesses.

         James P. Joyce has served as Chief Operating Officer of the Company on a full-time basis since August 1998. Mr. Joyce has more than 21 years of experience in providing information system services. Most recently, he served as Director of the IT Consulting Division within Recom Technologies, Inc. since 1993. Previously, Mr. Joyce had a distinguished career in Information Systems with the US Air Force. His varied technical experience included teaching computer science at the US Air Force Academy and managing a $25 million automation effort in support of the F-117 Stealth Fighter.

         James D. Collins has served as Chief Financial Officer of the Company on a part-time basis since November 1998. Mr. Collins was with PricewaterhouseCoopers LLP since 1990, where he was a senior manager prior to joining the Company. A majority of Mr. Collins experience has been related to strategic financial consulting, management of financial due diligence and acquisition efforts, and management of initial and other public offerings.

         Jamie B. Madison has served as Vice President, Marketing and Sales of the Company on a full-time basis since December 1998. Ms. Madison has performed technical marketing and sales for 16 years. With specialties in software products and services, she has consistently performed as top revenue producer for several companies. She served as Western Regional Account Manager for Client/Server Labs where she developed a marketing strategy and closed sales with several banking institutions. She developed a region that grew to become the top revenue producer in the company. Her prior responsibilities included Director of Outsourcing Alliances with Novadigm, Marketing Manager for Optima Software - a company of which she was a founding partner, and Account Manager for Sterling Software. Ms. Madison has consistently developed innovative marketing strategies that have resulted in sales volumes that exceeded goals.

Compliance With Section 16(a) of the Exchange Act.

         All  Stockholders  are  believed  required to file Forms 3, 4 & 5 under
Section 16 of the Securities Exchange Act of 1934. The Company has no record of such filings and will actively request, encourage and assist the stockholders to commence filing of these periodic reports.

ITEM 10. EXECUTIVE COMPENSATION

         Directors who are employees of the Company receive no additional compensation for serving on the Board of Directors. Each Director who is not an employee of the Company receives $1,000 for attendance at each board meeting.

         The following table sets forth certain information with respect to the annual and long-term compensation of the executive officers and other employees of the Company receiving or entitled to receive compensation exceeding $100,000 per year.

         Name                               Position                                    Base Salary
         ----                               --------                                    -----------
         John (Jack) C. Epperson, Jr.       Chairman of the Board and
                                            Chief Executive Officer                     $120,000  (1)
         James P. Joyce                     Chief Operating Officer                     $110,000  (2)
         James D. Collins                   Chief Financial Officer                     $100 / hr (3)
         Jamie Madison                      Vice President, Sales and Marketing         $100,000  (4)

         ------------------

         (1) The Company has and intends to continue leasing Mr. Epperson's services from Recom Technologies, Inc. under a three-year Executive Employment Agreement that has not yet been finalized. At December 31, 1998, the Company owed Recom Technologies, Inc. $81,989 for services which included Mr. Epperson time during 1998. In January 1999, Mr. Epperson was granted 100,000 stock options that vest ratably over a five year period beginning in January 2000.
         (2) Mr. Joyce's services were leased from Recom Technologies, Inc. through December 31, 1998. Mr. Joyce became an employee of the Company on January 1, 1999. The Company has entered into a one year Executive Employment Agreement with Mr. Joyce that continues after December 31, 1999 on a month-to-month basis. At December 31, 1998, the Company owed Recom Technologies, Inc. $81,989 for services which included Mr. Joyce time during 1998. In January 1999, Mr. Joyce was granted 100,000 stock options that vest ratably over a three year period beginning in January 2000.
         (3) The Company has entered into a one year Consulting Agreement with Mr. Collins to act as its Chief Financial Officer. At December 31, 1998, the Company owed Mr. Collins $6,000 for services rendered during 1998. In January 1999, Mr. Collins was granted 100,000 stock options vesting ratably over a five year period.
         (4) Ms. Madison was hired by the Company effective January 1, 1999. In January 1999, Ms. Madison was granted 100,000 stock options that vest ratably over a three year period beginning in January 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of March 15, 1999 by (i) owners of more than 5% of the Company's Common Stock, (ii) each executive officer and director of the Company and (iii) all executive officers and directors of the Company as a group.

         Name and address of                                       Number of Shares
         Beneficial Owner                   Position               Beneficially Owned                 Percent
         ----------------                   --------               ------------------                 -------
         Officers and Directors

         John Epperson, Jr. (1)             Chairman
         2412 Professional Drive            and CEO                      300,000                      9.6%
         Roseville, CA 95661

         Jack Lee (1)                       Secretary
         19108 Bonnet Way                   and Director                 300,000                      9.6%
         Saratoga, CA 95070

         Recom Technologies                 (2)                          659,150                     21.1%
         2412 Professional Drive
         Roseville, CA 95661

         James Joyce                        COO                           57,000                      1.8%
         2412 Professional Drive
         Roseville, CA 95661

         Syed Shariq, Ph.D.                 Director                      25,000                      0.8%
         204 Robin Way
         Menlo Park, CA 94025

         Robert Iger, Esq.                  Director                      20,000                      0.6%
         601 Lido Park Drive, Suite 4F
         Newport Beach, CA 92663

         John Flynn                         Director                      20,000                      0.6%
         11719 Prospect Hill Drive
         Gold River, CA 95670

         Curt Pringle                       Director                       5,000                      0.2%
         2532 DuPont Drive
         Irvine, CA 92612

         Roger Akers                        Director                       5,000                      0.2%
         8436 Marina Vista Lane
         Fair Oaks, CA 95628

         All officers and directors
           as a group                                                  1,391,150                     44.5%

         Other Stockholders holding over 5%

         Kayne International                None                         280,000                      9.0%
         C/o Hutchings, Barsamian & Levy
         110 Cedar Street, Suite 250
         Wellesley Hills, MA 02181

         Soma 2000, LLC                     None                         340,000                     10.9%
         640 Bercut Drive #A
         Sacramento, CA 95814
         ------------------

         (1) Also an officer, director and controlling shareholder of Recom Technologies, Inc., and should be considered the beneficial owner and to have control over the 605,000 shares of the Company owned by Recom Technologies, Inc.
         (2)  See (1) above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company leases its office space subject to a month-to-month lease agreement from Recom Technologies, a company majority owned by officers and directors of the Company. The Company recorded $7,880 in lease expense from July 31, 1998 (inception) through December 31, 1998. The Company also leased certain employees and was provided with administrative support by Recom Technologies from July 31, 1998 (inception) through December 31, 1998, until the Company could establish its own infrastructure. The Company recorded $51,540 and $22,569 of cost of sales and operating expenses from July 31, 1998 (inception) through December 31, 1998 related to these services. The Company has a due to related party of $81,989 at December 31, 1998 related to the above costs.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         (a)     The following documents are filed as part of this report:


                   Exhibit 2 Stock-For-Membership Interest Exchange Agreement (filed as an exhibit to the
                                   Company's report on Form 10-QSB dated November 16, 1998)
                   Exhibit 10.1 Shareholder Statement (filed as an exhibit to the Company's report on Form 10-QSB dated November 16, 1998)
                   Exhibit 10.2 Majority Shareholder Consent Resolution (filed as an exhibit to the Company's report on Form 10-QSB dated November 16, 1998)
                   Exhibit 10.3    1998 Stock Option Plan
                   Exhibit 10.4 Executive Employment Agreement between RECOM Managed Systems, Inc. and Mr. James P. Joyce.
                   Exhibit 16 Letter on change in certifying accountant (filed as an exhibit to the Company's report on Form 8-K dated March 4, 1999)
                   Exhibit 27 Financial Data Schedule (not considered to be filed)

         (b) The following reports on Form 8-K were filed during the quarter ended December 31, 1998:

                   On November 12, 1998, the Company filed a report on Form 8-K reporting the completion of the Reverse Acquisition, on October 30, 1998, through which control of the Company was transferred from its existing shareholders to a group of private owners. Refer to Item 1 - Description of Business for further information on the Reverse Acquisition.

                   On March 4, 1999, the Company filed a report on Form 8-K reporting the selection of Burnett, Umphress & Company, LLP to serve as its independent public accountants for the year 1998 and, accordingly, the dismissal of Hansen, Barnett & Maxwell.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RECOM MANAGED SYSTEMS, INC.

                                     By    /s/ John C. Epperson, Jr.
                                           -------------------------
                                           John C. Epperson, Jr.,
                                           President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                      Title                                     Date
---------                                      -----                                     ----
/s/ JOHN C. EPPERSON, JR.
----------------------------
John C. Epperson, Jr.               Chairman of the Board, President                March 25, 1999
                                    and Chief Executive Officer
                                    (Principal Executive Officer)

/s/ G.K. (JACK) LEE
----------------------------
G.K. (Jack) Lee                     Secretary and Director                          March 25, 1999

/s/ JAMES P. JOYCE
----------------------------
James P. Joyce                      Chief Operating Officer                         March 25, 1999

/s/ JAMES D. COLLINS
----------------------------
James D. Collins                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)    March 25, 1999
/s/ SYED Z. SHARIQ, Ph.D.
----------------------------
Syed A. Shariq, Ph.D.               Director                                        March 25, 1999

/s/ ROBERT S. IGER, ESQ.
----------------------------
Robert S. Iger, Esq.                Director                                        March 25, 1999

/s/ JOHN T. FLYNN
----------------------------
John T. Flynn                       Director                                        March 25, 1999

/s/ CURT PRINGLE
----------------------------
Curt Pringle                        Director                                        March 25, 1999

/s/ ROGER L. AKERS
----------------------------
Roger L. Akers                      Director                                        March 25, 1999

INDEX TO FINANCIAL STATEMENTS

RECOM Managed Systems, Inc.

  Report of independent accountants                                          20
  Balance Sheet, December 31, 1998                                           21
  Statement of Operations, July 31, 1998 (inception)
     through December 31, 1998                                               22
  Statement of Changes in Shareholders' Equity (deficit),
     July 31, 1998 (inception) through December 31, 1998                     23
  Statement of Cash Flows, July 31, 1998 (inception)
     through December 31, 1998                                               24
  Notes to Financial Statements                                              25

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of RECOM Managed Systems, Inc.


We have audited the accompanying balance sheet of RECOM Managed Systems, Inc. (a development stage company) as of December 31, 1998, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the period from July 31, 1998 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RECOM Managed Systems, Inc. (a development stage company) as of December 31, 1998, and the results of its operations and its cash flows for the period July 31, 1998 (inception) to December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a very limited operating history, is in the development stage, and, at December 31, 1998 has a negative working capital balance as well as an accumulated net deficit. These matters raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Burnett, Umphress & Company, LLP
------------------------------------
Burnett, Umphress & Company, LLP
Rancho Cordova, California
March 19, 1999

                           RECOM MANAGED SYSTEMS, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                                                    December 31,
                                                                        1998
================================================================================

                                     ASSETS
Current assets:

      Cash                                                            $  23,855

      Accounts receivable                                                53,766

      Deferred offering costs                                            21,686
                                                                     -----------
          Total current assets                                           99,307

Property and equipment, net                                              13,678
                                                                     -----------
          Total assets                                                $ 112,985
                                                                     ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

      Accounts payable                                                $  10,006

      Accrued legal and accounting expenses                              62,789

      Accrued recruitment fees                                           22,500

      Accrued interest                                                    7,257

      Due to related party                                               81,989

      Notes payable to stockholders                                     190,000
                                                                     -----------
          Total current liabilities                                     374,541

Stockholders' deficit:

      Common Stock, $0.001 par value; 50,000,000 shares authorized;

         2,605,000 shares issued and outstanding                          2,605

      Additional paid-in-capital                                           --

      Accumulated deficit                                              (264,161)
                                                                     -----------
          Total stockholders' deficit                                  (261,556)
                                                                     -----------
          Total liabilities and stockholders' deficit                 $ 112,985
                                                                     ===========


                       See notes to financial statements.

                           RECOM MANAGED SYSTEMS, INC.
                          (A Development Stage Company)
                             Statement of Operations


                                                              For the cumulative
                                                            period July 31, 1998
                                                             (inception) through
                                                               December 31, 1998
================================================================================

Revenues:

      Information technology consulting services                    $    79,292

Cost of revenues

      Information technology consulting services                         51,540
                                                                     -----------
Gross profit                                                             27,752
                                                                     -----------
Operating expenses:

      General and administrative                                         75,899

      Selling and marketing                                              23,757
                                                                     -----------
Total operating expenses                                                 99,656
                                                                     -----------
Operating loss                                                          (71,904)

Other income (expense):

      Interest expense                                                   (7,257)
                                                                     -----------
Loss before income tax benefit                                          (79,161)

Income taxes                                                               --
                                                                     -----------
Net loss                                                            $   (79,161)
                                                                     ===========

Basic and diluted net loss per share                                $     (0.03)
                                                                     ===========

Basic and diluted weighted average number of shares outstanding       2,361,471
                                                                     ===========


                       See notes to financial statements.

                           RECOM MANAGED SYSTEMS, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)

==================================================================================================================
                                                     Common Stock           Additional    Accumulated
                                                  Shares       Amount     paid-in-capital   deficit       Total
                                                ---------    -----------  --------------- -----------  -----------
Contributions at July 31, 1998 (inception) *    2,200,000    $    2,200    $   17,848    $     --      $   20,048

Reverse acquisition (Note 1)                      405,000           405       (17,848)     (185,000)     (202,443)

Net loss                                                                                    (79,161)      (79,161)
                                                ------------------------------------------------------------------
Balance at December 31, 1998                    2,605,000    $    2,605    $     --      $ (264,161)   $ (261,556)
                                                ==================================================================

   * Balances have been restated to reflect recapitalization resulting as a result of the reverse acquisition (Note 1).

                       See notes to financial statements.

                           RECOM MANAGED SYSTEMS, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows


                                                              For the cumulative
                                                            period July 31, 1998
                                                             (inception) through
                                                               December 31, 1998
================================================================================

Cash flows from operating activities:

      Net loss                                                        $ (79,161)

      Depreciation expense                                                6,370

      Change in assets and liabilities:

          Accounts receivable                                           (53,766)

          Accounts payable                                               10,006

          Accrued legal and accounting expenses                          62,789

          Accrued recruitment fees                                       22,500

          Accrued interest                                                7,257

          Due to related party                                           81,989
                                                                     -----------
      Net cash provided by operating activities                          57,984
                                                                     -----------

Cash flows from financing activities:

      Proceeds from notes payable to stockholders                       190,000

      Reverse acquisition (Note 1)                                     (202,443)

      Deferred offering costs                                           (21,686)
                                                                     -----------
      Net cash used in financing activities                             (34,129)
                                                                     -----------

Increase in cash                                                         23,855

Cash at beginning of period                                                --
                                                                     -----------
Cash at end of period                                                 $  23,855
                                                                     ===========

          See notes to financial statements.

                           RECOM MANAGED SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECOM Managed Systems, Inc., a Delaware corporation, (the "Company") engages in the business of providing information technology desktop services and application solutions to mid-sized commercial and government entities. The Company provides a modular set of services that cover the entire lifecycle of desktops, networks and business applications from initial design through implementation, ongoing maintenance, upgrade and retirement. The Company is considered to be in the development stage as limited revenues have been derived from operations.

The Company was formed on July 31, 1998 as J2 Technologies, LLC ("J2"), a California limited liability company. On October 30, 1998, pursuant to a "Stock-for-Membership Interest Exchange Agreement", J2 acquired all of the outstanding common stock of an inactive public shell company, Mt. Olympus Enterprises, Inc. ("MOE"). For accounting purposes the acquisition has been treated as a recapitalization of MOE with J2 as the acquirer (reverse acquisition). Costs of the transaction have been charged directly to capital. In connection with the closing of the reverse acquisition, MOE's name was changed to RECOM Managed Systems, Inc. The historical financial statements prior to October 30, 1998, are those of J2. Pro forma information is not presented since the combination is not a business combination.

A summary of significant accounting policies follows:

Basis of presentation The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Computer equipment Computer equipment is stated at historical cost. Maintenance and repairs are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. The Company's assets are currently depreciated over three years.

The cost and accumulated depreciation of computer equipment consist of the following at December 31, 1998:

    Computer equipment                         $20,048
    Less: accumulated depreciation               6,370
                                            -------------
                                               $13,678
                                            =============

Revenue recognition Information technology consulting service revenues are recognized in the period services are provided based upon rates established by contract.

Concentrations of credit risk Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its temporary cash investments with FDIC-insured financial institutions in accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and accordingly does not believe it is exposed to any significant credit risk on cash. The Company generally requires no collateral from its customers but does performs credit evaluations of its customers' financial condition when management deems it appropriate. Concentrations of credit risk with respect to accounts receivable are generally limited due to the credit-worthiness of the customers. All accounts receivable at December 31, 1998 are outstanding from a single customer. No provision for doubtful accounts has been recorded during the period from July 31, 1998 (inception) to December 31, 1998.

Concentration of revenues Revenues from a single customer amounted to all of the Company's revenues for the period July 31, 1998 (inception) through December 31, 1998. Management believes its relationship with this customer is good and that the contract, which is month-to-month, will continue.

Income taxes Income taxes are recorded using the liability method. Under this method, deferred taxes are determined by applying current tax rates to the difference between the tax and financial reporting bases of the Company's assets and liabilities. In estimating future tax consequences, all expected future events are considered, except for potential income tax law or rate changes.

For the period from July 31, 1998 to December 31, 1998, the Company generated a federal and state net operating loss of approximately $79,000. These losses can be used to offset future taxable income through the year 2006 and 2013 for federal and state purposes, respectively. The Company has recorded a full valuation allowance for its deferred tax asset related to these operating losses. The Company had no other significant temporary or permanent differences for the period July 31, 1998 (inception) to December 31, 1998.

Earnings per share Basic loss per share is computed using the weighted average number of common shares outstanding. Diluted loss per share is computed using the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding securities with the ability to purchase or convert into common stock. Basic and diluted loss per share are the same for the period from July 31, 1998 (inception) to December 31, 1998 as the Company had no dilutive securities outstanding.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had limited operating history, is in the development stage, and, at December 31, 1998, has negative working capital as well as an accumulated net deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent on obtaining necessary funds to continue its operations. Management plans to generate these funds through a combination of private placement and / or public offerings. There is no assurance, however, that such plans will be completed or, if completed, will generate sufficient funds to enable the Company to continue operations for the next twelve months.

3. TRANSFER OF ASSETS FROM RELATED PARTY

In connection with the issuance of all membership shares of J2 on July 31, 1998 (inception), the Company was assigned on a non-exclusive basis certain intellectual property and transferred computer equipment with a net book value of $20,048 (Note 1). The intellectual property consists of technology management plans and corporate documents, technical proposals and management plans, technical operating procedures, corporate management plans and management resources, and software and data, collectively, the "Intellectual Assets". The Intellectual Assets were initially used or developed as part of noncommercial projects and contracts by the contributors and are currently used in governmental applications. The assignment does not include rights for the Company to use the Intellectual Assets in governmental applications, which rights are retained by the contributors. The Company is able to use the Intellectual Assets without fees or royalties. The Company had the Intellectual

Assets appraised by an independent valuation firm, which estimated in the fair market value of the Intellectual Assets to be $4,750,000. The Intellectual Assets were recorded at the contributors book value of zero.

4. RELATED PARTY TRANSACTIONS

The Company leases its office space subject to a month-to-month lease agreement from Recom Technologies, a company majority owned by officers and directors of the Company. The Company recorded $7,880 in lease expense from July 31, 1998 (inception) through December 31, 1998.

The Company also leased certain employees and was provided with administrative support by Recom Technologies from July 31, 1998 (inception) through December 31, 1998, until the Company could establish its own infrastructure. The Company recorded $51,540 and $22,569 of cost of sales and operating expenses from July 31, 1998 (inception) through December 31, 1998 related to these services.

The Company has a due to related party of $81,989 at December 31, 1998 related to the above costs.

5. NOTES PAYABLE TO STOCKHOLDERS

Notes payable to stockholders accrue interest at 10% per annum and maturity dates through August 1, 1999. It is not practicable to determine the fair value of notes payable to stockholders due to their related party nature.

6. SUBSEQUENT EVENTS

In March 1999, the Company completed a private placement offering of 504,000 shares of common stock. Gross and net proceeds after selling commissions and direct offering costs totaled $630,000 and $504,850, respectively. Costs of the offering incurred by the Company through December 31, 1998, totaling $21,686, have been recorded as a current asset in the December 31, 1998 Balance Sheet and have subsequently been charged to equity upon completion of the private placement.

In January 1999, the Company adopted the 1998 Stock Option Plan (the "Plan") providing for the granting of options to purchase shares of the Company's common stock to key employees, directors, officers and consultants as designated by the Company's Board of Directors. Under the Plan, the Company is authorized to grant both incentive and non-qualified stock options for up to 520,000 shares of common stock at an exercise price not less than 100% and 85% of the fair market value on the date of grant for incentive options and non-qualified options, respectively. The options vest over a period determined on the date of grant and expire after ten years from the date of grant. In January 1999, 451,000 options were granted to key employees and officers.

Also in January and February of 1999, separate incentive options were granted to each of the Company's outside Directors. A total of 110,000 options were granted at fair market value, as determined by the Board of Directors, with vesting ranging from one to three years. These options expire after ten years from the date of grant. Two outside Directors were also issued 5,000 shares each of the Company's common stock at a purchase price equal to the fair value of the underlying stock at the date of issuance as determined by the Board of Directors.

In connection with a corporate advisory agreement entered into in January 1999, the Company issued a total of 75,000 warrants for the purchase of its common stock at an exercise price equal to the fair market value of the underlying stock at the date of issuance as determined by the Board of Directors.

In March 1999, the Company established a 401(k) savings plan which covers substantially all employees of the Company. Under this plan, employees can elect to contribute up to 14% of their annual pay to the plan, subject to certain limits prescribed by tax law. The Company makes a matching contribution equal to 100% of every dollar the employees contribute to the plan up to a maximum of $1,800 per year. Employees vest ratably over four years in the Company's matching contributions.