Form 10QSB
period 1999-03-31
RECOM MANAGED SYSTEMS INC DE/
filed 1999-05-17
CIK 810365

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -----------------------------------
                                   FORM 10-QSB
                      -----------------------------------

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

     Commission file number: 33-11795

                           RECOM MANAGED SYSTEMS, INC.
                    (Formerly Mt. Olympus Enterprises, Inc.)

               Delaware                                 87-0441351
---------------------------------------    -------------------------------------
       (State of Incorporation)              (I.R.S. Employer Identification)

                             2412 Professional Drive
                               Roseville, CA 95661
                    (Address of principal executive offices)

                                 (916) 774-0953
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

     As of May 11, 1999, the Registrant had 3,119,000 shares of Common Stock outstanding.


--------------------------------------------------------------------------------

                                      INDEX
                                                                                                       Page
                                                                                                       ----
PART I:   FINANCIAL INFORMATION

Item 1    Financial Statements

          Balance Sheets at March 31, 1999 and December 31, 1998                                          1

          Statements of Operations for the three months ended March 31, 1999 and the cumulative
          period July 31, 1998 (inception) to March 31, 1999                                              2

          Statements of Cash Flows for the three months ended March 31, 1999 and the cumulative
          period July 31, 1998 (inception) to March 31, 1999                                              3

          Notes to Financial Statements                                                                   4

Item 2    Management's Discussion and Analysis of Results of Operations and Financial Condition           6

PART II:  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                                                                8

                           RECOM MANAGED SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                       March 31,     December 31,
                                                                          1999           1998
                                                                       ---------      ---------
                                                                      (unaudited)
                                     ASSETS
Current assets:
     Cash ........................................................     $ 216,365      $  23,855
     Accounts receivable .........................................       129,185         53,766
     Deferred offering costs .....................................          --           21,686
     Other current assets ........................................         8,000           --
                                                                       ---------      ---------
          Total current assets ...................................       353,550         99,307

Property and equipment, net ......................................        97,953         13,678
                                                                       ---------      ---------
          Total assets ...........................................     $ 451,503      $ 112,985
                                                                       =========      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable ............................................     $  39,156      $  10,006
     Accrued professional fees ...................................        13,450         62,789
     Accrued payroll, bonuses and benefits .......................        80,215         22,500
     Accrued interest ............................................        11,942          7,257
     Due to related party ........................................        96,987         81,989
     Notes payable to stockholders ...............................       190,000        190,000
                                                                       ---------      ---------
          Total current liabilities ..............................       431,750        374,541

Stockholders' equity (deficit):
     Common Stock, $0.001 par value; 50,000,000 shares authorized;
        2,605,000 and 3,119,000 shares issued and outstanding ....         3,119          2,605
     Additional paid-in-capital ..................................       504,656           --
     Accumulated deficit .........................................      (488,022)      (264,161)
                                                                       ---------      ---------
          Total stockholders' equity (deficit) ...................        19,753       (261,556)
                                                                       ---------      ---------
          Total liabilities and stockholders' equity (deficit) ...     $ 451,503      $ 112,985
                                                                       =========      =========


                       See notes to financial statements.

                           RECOM MANAGED SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                                                                 Cumulative period
                                                                   Three months    July 31, 1998
                                                                       ended      (inception) to
                                                                  March 31, 1999   March 31, 1999
                                                                  --------------   --------------
Revenues:
     IT staffing services .....................................     $   171,932      $   251,224
Cost of revenues:
     IT staffing services .....................................         110,115          161,655
                                                                    -----------      -----------
Gross profit ..................................................          61,817           89,569
                                                                    -----------      -----------
Operating expenses:
     Development ..............................................         118,597          118,597
     General and administrative ...............................          56,921          132,820
     Marketing and selling ....................................         105,475          129,232
                                                                    -----------      -----------
Total operating expenses ......................................         280,993          380,649
                                                                    -----------      -----------
Operating loss ................................................        (219,176)        (291,080)
Interest expense ..............................................           4,685           11,942
                                                                    -----------      -----------
Loss before income taxes ......................................        (223,861)        (303,022)
Provision for income taxes ....................................            --               --
                                                                    -----------      -----------
Net loss ......................................................     $  (223,861)     $  (303,022)
                                                                    ===========      ===========

Basic and diluted loss per share ..............................     $     (0.08)     $     (0.12)
                                                                    ===========      ===========

Basic and diluted weighted average number of shares outstanding       2,818,921        2,530,016
                                                                    ===========      ===========


                       See notes to financial statements.

                           RECOM MANAGED SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                          Cumulative period
                                                            Three months    July 31, 1998
                                                                ended      (inception) to
                                                           March 31, 1999   March 31, 1999
                                                           --------------   --------------
Cash flows from operating activities:
     Net loss ..........................................     $(223,861)     $(303,022)
     Depreciation expense ..............................         3,963         10,333
     Other .............................................           320            320
     Change in assets and liabilities:
          Accounts receivable ..........................       (75,419)      (129,185)
          Other current assets .........................        (8,000)        (8,000)
          Accounts payable .............................        29,150         39,156
          Accrued professional fees ....................       (49,339)        13,450
          Accrued payroll, bonuses and benefits ........        57,715         80,215
          Accrued interest .............................         4,685         11,942
          Due to related party .........................        14,998         96,987
                                                             ---------      ---------
               Net cash provided by operating activities      (245,788)      (187,804)
                                                             ---------      ---------
Cash flows from investing activities:
     Acquisitions of property and equipment ............       (88,238)       (88,238)
                                                             ---------      ---------

Cash flows from financing activities:
     Proceeds from notes payable to stockholders .......          --          190,000
     Reverse acquisition (Note 1) ......................          --         (202,443)
     Issuance of stock (Note 3) ........................       504,850        504,850
     Deferred offering costs (Note 3) ..................        21,686           --
                                                             ---------      ---------
               Net cash provided by financing activities       526,536        492,407
                                                             ---------      ---------

Net increase in cash ...................................       192,510        216,365
Cash at beginning of the period ........................        23,855           --
                                                             ---------      ---------
Cash at end of the period ..............................     $ 216,365      $ 216,365
                                                             =========      =========


                       See notes to financial statements.

                           RECOM MANAGED SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 1--Organization

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

Note 2--Basis of Presentation

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly our financial position at March 31, 1999 and December 31, 1998, and our results of operations and cash flow for the three months ended March 31, 1999 and the cumulative period July 31, 1998 (inception) to March 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, refer to our Form 10-KSB for the year ended December 31, 1998. Operating results for the three months ended March 31, 1999 and the cumulative period July 31, 1998 (inception) to March 31, 1999 are not necessarily indicative of future results.

     The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had limited operating history, is in the development stage, and, at March 31, 1999, has negative working capital as well as an accumulated net deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent on obtaining necessary funds to continue its operations. Management plans to generate these funds through a combination of private placement and / or public offerings. There is no assurance, however, that such plans will be completed or, if completed, will generate sufficient funds to enable the Company to continue operations for the next twelve months.

Note 3--Stockholders' Equity

     In March 1999, the Company completed a private placement offering of 504,000 shares of common stock. Gross and net proceeds after selling commissions and direct offering costs totaled $630,000 and $504,850, respectively. Selling commissions and direct offering costs of $78,650 and $46,500, respectively, where charged to equity upon completion of the private placement.

     In January 1999, the Company adopted the 1998 Stock Option Plan (the "Plan") providing for the granting of options to purchase shares of the Company's common stock to key employees, directors, officers and consultants as designated by the Company's Board of Directors. Under the Plan, the Company is authorized to grant both incentive and non-qualified stock options for up to 520,000 shares of common stock at an exercise price not less than 100% and 85% of the fair market value on the date of grant for incentive options and non-qualified options, respectively. The options vest over a period determined on the date of grant and expire after ten years from the date of grant. In January 1999, 451,000 options were granted to key employees and officers with an average exercise price of $0.25 per share, the fair value of the underlying stock at the date of grant as determined by the Board of Directors.

     Also in January and February of 1999, separate incentive options were granted to each of the Company's outside Directors. A total of 110,000 options were granted with an exercise price of $0.25 per share, the fair value of the underlying stock at the date of grant as determined by the Board of Directors, with vesting ranging from one to three years. These options expire after ten years from the date of grant. Two outside Directors were also issued 5,000 shares each of the Company's common stock at a purchase price equal to the fair value of the underlying stock at the date of issuance as determined by the Board of Directors.

     In connection with a corporate advisory agreement entered into in January 1999, the Company issued a total of 75,000 warrants for the purchase of its common stock at an exercise price of $0.25, the fair market value of the underlying stock at the date of issuance as determined by the Board of Directors.

     Compensation expense charged to operations for the stock issued to the two outside Directors and the warrants issued was not material to these financial statements and was calculated using the Black-Scholes Option pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 12%; risk free interest rate of 5.35%; and an expected life of two years.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of operations

     For the three months ended March 31, 1999 and the cumulative period July 31, 1998 (inception) to March 31, 1999, revenues from information technology consulting services (IT Revenues) totaled $171,932 and $251,224, respectively. IT Revenues from a single customer with a master contract that has month-to-month terms totaled $126,086 and $205,378 for the three months ended March 31, 1999 and the cumulative period July 31, 1998 (inception) to March 31, 1999, respectively. The Company believes that it has a very good relationship with the customer and expects the contract to continue for the foreseeable future. IT Revenues under a separate month-to-month contract with a second customer totaled $35,741 for the three months ended March 31, 1999. The Company also earned IT Revenue of $10,105 during the three months ended March 31, 1999 from Recom Technology, a related party.

     The net loss of $223,861 and $303,022 for the three months ended March 31, 1999 and the cumulative period July 31, 1998 (inception) to March 31, 1999, respectively, can be attributed to development, marketing and selling, and general and administrative expenses incurred during the Company's developing stage.

Capital Financing

     On March 4, 1999, the Company completed a private placement offering of 504,000 shares of common stock resulting in gross proceeds of $630,000. The shares, representing 19% of the Company's outstanding shares after completion of the offering, were sold to 17 qualifying investors. Net proceeds to the Company, after selling commissions of $78,650 and direct offering costs of $46,500, totaled $504,850. The net proceeds from the offering are being used to fund the Company's continuing operations and development. The selling commissions and direct offering costs were charged directly to equity.

Liquidity and sources of capital

     As of March 31, 1999, the Company had current assets of $353,550 with current liabilities of $431,750. This represents a negative working capital of $78,200. Cash flows used in operating activities, totaling $245,788 and $187,804 for the three months ended March 31, 1999 and the cumulative period July 31, 1998 (inception) to March 31, 1999, respectively, were generated primarily from changes in current assets and liabilities.

     Cash flows used in investing activities of $88,238 for the three months ended March 31, 1999 was expended on information technology infrastructure used to support the Company's developing business. Cash flows from financing activities primarily consisted of the $504,850 of net proceeds from the private placement offering described above.

Plan of operation for the next twelve months

     The Company planned business execution during its development stage will require the Company to pursue sources of capital funding during the next twelve months in addition to the capital raised in the March 1999 private placement offering. These funds are expected to be used for the continued development of the Company's technology infrastructure necessary to support its planned service offerings, anticipated business acquisitions, and to support an expected increase in the number of Company employees.

Year 2000 Compliance

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

     The Company believes that it has addressed all of its year 2000 problems related to its owned IT systems and has determined that its' existing, as well as in-development, internal hardware and software will function past the year 2000 without modification. The Company has also addressed its non-IT systems and believes that these systems also will function past the year 2000 without modification. The Company does not believe that there are any feasible plans to adjust operations to potential industry-wide problems, such as may occur with suppliers or outsource consultants. The Company will deal with those problems when and if they arise on a case-by-case basis.

     Amounts incurred by the Company related to the year 2000 for the period July 31, 1998 (inception) to March 31, 1999 were not significant. Amounts expected to be spent through the remainder of 1999 are also not expected to be significant.

Caution about forward-looking statements

     This Form 10-QSB includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form 10-QSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-QSB. Investors should read all of these risks carefully.

                                     PART II

ITEM 1 through 5.   OTHER INFORMATION

     Not applicable


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     1) Exhibits:

         27       Financial Data Schedule.

     2) The following reports on Form 8-K were filed during the quarter ended March 31, 1999:

         On March 4, 1999, the Company filed a report on Form 8-K reporting the selection of Burnett, Umphress & Company, LLP to serve as its independent public accountants for the year 1998 and, accordingly, the dismissal of Hansen, Barnett & Maxwell.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Recom Managed Systems, Inc.

May 11, 1999

                                      By:  /s/ JOHN C. EPPERSON, JR.

                                           John C. Epperson, Jr.,
                                           President and Chief Executive Officer