Form 10QSB
period 1999-06-30
RECOM MANAGED SYSTEMS INC DE/
filed 1999-08-16
CIK 810365

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     -------------------------------------
                                   FORM 10-QSB
                     -------------------------------------

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

     Commission file number: 33-11795

                           RECOM MANAGED SYSTEMS, INC.
                    (Formerly Mt. Olympus Enterprises, Inc.)

               Delaware                                 87-0441351
----------------------------------------  --------------------------------------
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

                                 Yes |x| No |_|

     As of August 12, 1999, the Registrant had 3,249,000 shares of Common Stock outstanding.


--------------------------------------------------------------------------------

                                                       INDEX

                                                                                                          Page
                                                                                                          ----
PART I:    FINANCIAL INFORMATION

Item 1     Financial Statements

           Balance Sheets at June 30, 1999 and December 31, 1998                                           1

           Statements of Operations for the six and three month periods ended June 30, 1999 and the
           cumulative period July 31, 1998 (inception) to June 30, 1999                                    2

           Statements of Cash Flows for the six and three month periods ended June 30, 1999 and the
           cumulative period July 31, 1998 (inception) to June 30, 1999                                    3

           Notes to Financial Statements                                                                   4

Item 2     Management's Discussion and Analysis of Results of Operations and Financial Condition           6

PART II:   OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K                                                                8

                           RECOM MANAGED SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                                      June 30,      December 31,
                                                                                        1999            1998
                                                                                      ---------      ---------
                                                                                     (unaudited)
                                       ASSETS

Current assets:
Cash ...............................................................................    $40,319        $23,855
     Accounts receivable............................................................    109,787         53,766
     Deferred offering costs........................................................        --          21,686
     Other current assets...........................................................     14,643            --
                                                                                      ---------      ---------
          Total current assets......................................................    164,749         99,307

Property and equipment, net.........................................................    221,455         13,678
Goodwill, net.......................................................................    200,043            --
                                                                                      ---------      ---------
          Total assets..............................................................  $ 586,247      $ 112,985
                                                                                      =========      =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable...............................................................  $   7,513       $ 10,006
     Accrued professional fees .....................................................     24,575         62,789
     Accrued payroll, bonuses and benefits..........................................     39,276         22,500
     Accrued interest...............................................................     16,679          7,257
     Due to related party...........................................................    334,246         81,989
     Line of credit.................................................................     50,000            --
     Notes payable to stockholders..................................................    190,000        190,000
                                                                                      ---------      ---------
          Total current liabilities.................................................    662,289        374,541
Due to related party, less current portion..........................................     73,394            --
                                                                                      ---------      ---------
                                                                                        735,683        374,541
                                                                                      ---------      ---------
Stockholders' equity (deficit):
     Common Stock, $0.001 par value; 50,000,000 shares authorized;
        3,249,000 and 2,605,000 shares issued and outstanding.......................      3,249          2,605
     Additional paid-in-capital.....................................................    629,526            --
     Accumulated deficit............................................................   (782,211)      (264,161)
                                                                                      ---------      ---------
          Total stockholders' equity (deficit)......................................   (149,436)      (261,556)
                                                                                      ---------      ---------
          Total liabilities and stockholders' equity (deficit)......................  $ 586,247      $ 112,985
                                                                                      =========      =========


                       See notes to financial statements.

                           RECOM MANAGED SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                                                                   Cumulative period
                                                     Six months      Three months    July 31, 1998
                                                       ended            ended       (inception) to
                                                   June 30, 1999    June 30, 1999    June 30, 1999
                                                    -----------      -----------      -----------
Revenues:
     Information technology consulting services     $   339,357      $   167,425      $   418,649
Cost of revenues:
     Information technology consulting services         217,714          107,599          269,254
                                                    -----------      -----------      -----------
Gross profit ..................................         121,643           59,826          149,395
                                                    -----------      -----------      -----------
Operating expenses:
     Development ..............................         263,907          145,310          263,907
     Marketing and selling ....................         111,889           54,968          132,820
     General and administrative ...............         254,475          149,000          330,374
                                                    -----------      -----------      -----------
Total operating expenses ......................         630,271          349,278          729,927
                                                    -----------      -----------      -----------
Operating loss ................................        (508,628)        (289,452)        (580,532)
Interest expense ..............................           9,422            4,737           16,679
                                                    -----------      -----------      -----------
Loss before income taxes ......................        (518,050)        (294,189)        (597,211)
Provision for income taxes ....................            --               --               --
                                                    -----------      -----------      -----------
Net loss ......................................     $  (518,050)     $  (294,189)     $  (597,211)
                                                    ===========      ===========      ===========

Basic and diluted loss per share ..............     $     (0.17)     $     (0.09)     $     (0.22)
                                                    ===========      ===========      ===========

Basic and diluted weighted average
   number of shares outstanding ...............       2,975,580        3,134,616        2,706,266
                                                    ===========      ===========      ===========


                       See notes to financial statements.

                           RECOM MANAGED SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                       Cumulative period
                                                             Six months    Three months  July 31, 1998
                                                               ended          ended     (inception) to
                                                           June 30, 1999  June 30, 1999  June 30, 1999
                                                             ---------      ---------      ---------
Cash flows from operating activities:
     Net loss ..........................................     $(518,050)     $(294,189)     $(597,211)
     Depreciation and amortization expense .............        20,231         16,274         26,607
     Other .............................................           320           --              320
     Change in assets and liabilities:
          Accounts receivable ..........................       (56,021)        19,398       (109,787)
          Other current assets .........................        (9,631)        (1,631)        (9,631)
          Accounts payable .............................        (2,493)       (31,643)         7,513
          Accrued professional fees ....................       (38,214)       (11,125)        24,575
          Accrued payroll, bonuses and benefits ........        16,776        (40,939)        39,276
          Accrued interest .............................         9,422          4,737         16,679
          Due to related party .........................        62,851         47,853        144,840
                                                             ---------      ---------      ---------
               Net cash provided by operating activities      (514,803)      (269,015)      (456,819)
                                                             ---------      ---------      ---------

Cash flows from investing activities:
     Acquisitions of property and equipment ............      (139,019)       (50,781)      (139,019)
     Business acquisitions (Note 3) ....................       (25,000)       (25,000)       (25,000)
                                                             ---------      ---------      ---------
               Net cash used in investing activities ...      (164,019)       (75,781)      (164,019)
                                                             ---------      ---------      ---------

Cash flows from financing activities:
     Borrowings on line of credit (Note 4) .............        50,000         50,000         50,000
     Proceeds from notes payable to stockholders .......          --             --          190,000
     Reverse acquisition (Note 1) ......................          --             --         (202,443)
     Issuance of stock (Note 5) ........................       623,600        118,750        623,600
     Deferred offering costs (Note 5) ..................        21,686           --             --
                                                             ---------      ---------      ---------
               Net cash provided by financing activities       695,286        168,750        661,157
                                                             ---------      ---------      ---------

Net increase in cash ...................................        16,464       (176,046)        40,319
Cash at beginning of the period ........................        23,855        216,365           --
                                                             ---------      ---------      ---------
Cash at end of the period ..............................     $  40,319      $  40,319      $  40,319
                                                             =========      =========      =========


                       See notes to financial statements.

                           RECOM MANAGED SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 1 - Organization

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

Note 2 - Basis of Presentation

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly our financial position at June 30, 1999 and December 31, 1998, and our results of operations and cash flow for the three and six month periods ended June 30, 1999 and the cumulative period July 31, 1998 (inception) to June 30, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, refer to our Form 10-KSB for the year ended December 31, 1998. Operating results for the three and six month periods ended June 30, 1999 and the cumulative period July 31, 1998 (inception) to June 30, 1999 are not necessarily indicative of future results.

     The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had limited operating history, is in the development stage, and, at June 30, 1999, has negative working capital as well as an accumulated net deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent on obtaining necessary funds to continue its operations. Management plans to generate these funds through a combination of private placement and / or public offerings. There is no assurance, however, that such plans will be completed or, if completed, will generate sufficient funds to enable the Company to continue operations for the next twelve months.

Note 3 - Business Acquisition

     On June 11, 1999, the Company completed the acquisition (the "Acquisition") of substantially all of the assets of Valley Networking, Inc. ("Valley"), a Sacramento, California based firm which provides a comprehensive set of high quality computer products and services to local mid-sized companies. The Company acquired assets primarily including computer systems and technologies, equipment and inventory for a purchase price of $294,050. The acquisition was accounted for using the purchase method of accounting. The allocation of purchase price has not been finalized; however, any changes are not expected to be material.

     The Acquisition was financed with (1) $25,000 of cash on hand, (2) $50,000 due to the seller upon the Company's completion of an equity offering, (3) issuance of 5,000 shares of common stock, and (4) a $212,800 amount due to Valley. The amount due to Valley bear's interest at 15% and is payable in 18 equal installments of $13,500. The current and non-current portion of this balance at June 30, 1999 is $139,406 and $73,394, respectively.

     The allocation of purchase price to the assets acquired and liabilities assumed has been made using estimated fair values at the date of acquisition and is summarized as follows:

Purchase price                                                 $ 294,050
Costs assigned to tangible assets                                 93,310
                                                               ---------
Costs attributable to intangible assets                        $ 200,740
                                                               =========

Note 4 - Line of Credit Agreement

     In May 1999, the Company entered into into a line of credit agreement with its bank with a maximum borrowing capacity of $200,000. The agreement matures in May 2000; is secured by all accounts receivable, inventory, plant and equipment; and bears interest at the prime rate. The Company borrowed $50,000 against the line of credit in June to fund general development and operating expenses. Subsequent to June 30, 1999, the Company borrowed an additional $100,000 against the line of credit.

Note 5 - Stockholders' Equity

     In June 1999, the Company completed a private placement offering of 554,000 shares of common stock. Gross and net proceeds after selling commissions and direct offering costs totaled $730,000 and $604,850, respectively. Selling commissions and direct offering costs of $78,650 and $46,500, respectively, where charged to equity upon completion of the private placement.

     In June 1999, 75,000 warrants for the purchase of common stock at an exercise price of $0.25 were exercised.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of operations

     For the three and six month periods ended June 30, 1999 and the cumulative period July 31, 1998 (inception) to June 30, 1999, revenues from information technology consulting services (IT Revenues) totaled $74,856, $200,942 and $280,234, respectively. IT Revenues from a single customer with a master contract that has month-to-month terms totaled $126,086, $126,086 and $205,378 for the three and six month periods ended June 30, 1999 and the cumulative period July 31, 1998 (inception) to June 30, 1999, respectively. The Company believes that it has a very good relationship with the customer and expects the contract to continue for the foreseeable future. IT Revenues under a separate month-to-month contract with a second customer totaled $38,877 and $104,618 for the three and six month periods ended June 30, 1999. The Company also earned IT Revenue of $4,305 and $14,410 during the three and six month periods ended June 30, 1999 from Recom Technologies, a related party. Revenues from Valley (see below) from the date of acquisition to June 30, 1999 totaled $19,387.

     The net loss of $294,189, $518,050 and $597,211 for the three and six month periods ended June 30, 1999 and the cumulative period July 31, 1998 (inception) to June 30, 1999, respectively, can be attributed to development, marketing and selling, and general and administrative expenses incurred during the Company's developing stage.

Acquisition of Valley Networking

     On June 11, 1999, the Company completed the acquisition (the "Acquisition") of substantially all of the assets of Valley Networking, Inc. ("Valley"), a Sacramento, California based firm which provides a comprehensive set of high quality computer products and services to local mid-sized companies. Acquired assets primarily included computer systems and technologies, equipment and inventory. The Company intends to use the acquired assets to position itself as a business-to-business ISP. By combining the new ISP services with its Web application development, the Company can provide its clients with a full service e-commerce solution. The purchase price of $294,050 was based on arm's length negotiations between the Company and Valley and was financed from (1) $25,000 of cash on hand, (2) $50,000 due to the seller upon the Company's completion of an equity offering, (3) issuance of 5,000 shares of common stock, and (4) a $212,800 amount due to Valley. The amount due to Valley bear's interest at 15% and is payable in 18 equal installments of $13,500.

Capital Financing

     In June 1999, the Company completed a private placement offering of 554,000 shares of common stock resulting in gross proceeds of $730,000. The shares, representing 17% of the Company's outstanding shares after completion of the offering, were sold to 19 qualifying investors. Net proceeds to the Company, after selling commissions of $78,650 and direct offering costs of $46,500, totaled $604,850. The net proceeds from the offering are being used to fund the Company's continuing operations and development. The selling commissions and direct offering costs where charged directly to equity.

Liquidity and sources of capital

     As of June 30, 1999, the Company had current assets of $164,749 with current liabilities of $662,289. This represents a negative working capital of $497,540. Cash used in operating activities, totaling $269,015, $514,803 and
$456,819 for the three and six month periods ended June 30, 1999 and the cumulative period July 31, 1998 (inception) to June 30, 1999, respectively, can be attributed to development, marketing and selling, and general and administrative expenses incurred during the Company's developing stage.

     Cash used in investing activities of $75,781 and $164,019 for the three and six month periods ended June 30, 1999 was expended on information technology infrastructure used to support the Company's developing business and to acquire Valley. Cash flows from financing activities primarily have consisted of

$604,850 of net proceeds from the private placement offering described above and the borrowing of $50,000 against the Company's line of credit.

Plan of operation for the next twelve months

     The Company planned business execution during its development stage will require the Company to pursue sources of capital funding during the next twelve months in addition to the capital raised in the private placement offering described above and the $200,000 capacity of the Company's line of credit. These funds are expected to be used for the continued development of the Company's technology infrastructure necessary to support its planned service offerings, anticipated business acquisitions, and to support an expected increase in the number of Company employees.

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

                                     PART II

ITEM 1 through 5.   OTHER INFORMATION

     Not applicable


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     1)  Exhibits:

          27     Financial Data Schedule.

     2) The following reports on Form 8-K were filed during the quarter ended June 30, 1999:

        On June 28, 1999, the Company filed a report on Form 8-K reporting the acquisition of substantially all of the assets of Valley Networking, Inc.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Recom Managed Systems, Inc.

August 16, 1999

                                      By:  /s/ JOHN C. EPPERSON, JR.
                                         ---------------------------------------
                                           John C. Epperson, Jr.,
                                           President and Chief Executive Officer