Form 10QSB
period 1999-09-30
RECOM MANAGED SYSTEMS INC DE/
filed 1999-11-12
CIK 810365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     -------------------------------------
                                   FORM 10-QSB
                     -------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                   ------------   ------------
     Commission file number: 33-11795

                           RECOM MANAGED SYSTEMS, INC.
                    (Formerly Mt. Olympus Enterprises, Inc.)


               Delaware                                     87-0441351
               --------                                     ----------
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

                                 Yes X           No
                                    ---
     As of October 15, 1999, the Registrant had 4,582,332 shares of Common Stock outstanding.

--------------------------------------------------------------------------------


                                      INDEX

                                                                                                          Page
                                                                                                          ----
PART I:       FINANCIAL INFORMATION

Item 1        Financial Statements

              Balance Sheets at September 30, 1999 and December 31, 1998                                    1

              Statements of Operations for the nine and three month periods ended September 30, 1999        2
              and the cumulative period July 31, 1998 (inception) to September 30, 1999

              Statements of Cash Flows for the nine and three month periods ended September 30, 1999        3
              and the cumulative period July 31, 1998 (inception) to September 30, 1999

              Notes to Financial Statements                                                                 4

Item 2        Management's Discussion and Analysis of Results of Operations and Financial Condition         6

PART II:      OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K                                                              8



                           RECOM MANAGED SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                     September 30,    December
                                                                         1999           1998
                                                                     -----------    -----------
                                                                     (unaudited)
                                       ASSETS
Current assets:
     Cash ........................................................   $    76,696    $    23,855
     Accounts receivable .........................................        72,841         53,766
     Deferred offering costs .....................................          --           21,686
     Inventory ...................................................        37,347           --
     Other current assets ........................................        10,206           --
                                                                     -----------    -----------
          Total current assets ...................................       197,090         99,307
                                                                     -----------    -----------
Property and equipment, net ......................................       212,893         13,678
Goodwill, net ....................................................       196,697           --
                                                                     -----------    -----------
          Total assets ...........................................   $   606,680    $   112,985
                                                                     ===========    ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable ............................................   $    37,844    $    10,006
     Accrued professional fees ...................................        41,961         62,789
     Accrued payroll, bonuses and benefits .......................        20,593         22,500
     Accrued interest ............................................        26,309          7,257
     Due to related parties ......................................       517,106         81,989
     Line of credit ..............................................       200,000           --
     Notes payable to stockholders ...............................       190,000        190,000
------------------------------------------------------------------   -----------    -----------
          Total current liabilities ..............................     1,033,813        374,541
Due to related parties, less current portion .....................        35,172           --
                                                                     -----------    -----------
                                                                       1,068,985        374,541
                                                                     -----------    -----------
Stockholders' equity (deficit):
     Common Stock, $0.001 par value; 50,000,000 shares authorized;
      4,582.332 and 2,605,000 shares issued and outstanding                4,582          2,605
     Additional paid-in capital ..................................     1,628,193           --
     Notes receivable from stockholders ..........................    (1,000,000)          --
     Accumulated deficit .........................................    (1,095,080)      (264,161)
                                                                     -----------    -----------
          Total stockholders' equity (deficit) ...................      (462,305)      (261,556)
                                                                     -----------    -----------
          Total liabilities and stockholders' equity (deficit) ...   $   606,680    $   112,985
                                                                     ===========    ===========

                       See notes to financial statements.


                           RECOM MANAGED SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                 (unaudited)

                                                                                             Cumulative period
                                                                Nine months    Three months     July 31, 1998
                                                                   ended          ended         (inception) to
                                                                September 30,  September 30,    September 30,
                                                                -----------    -----------      -----------
                                                                    1999          1999              1999
                                                                -----------    -----------      -----------
Revenues:
     Information technology consulting services...............  $   610,925     $  271,568      $   690,217
     Information technology products..........................       27,408         27,408           27,408
                                                                -----------    -----------      -----------
        Total revenues........................................      638,333        298,976          717,625
                                                                -----------    -----------      -----------
Cost of revenues:
     Information technology consulting services...............      467,715        250,001          519,255
     Information technology products..........................       35,436         35,436           35,436
                                                                -----------    -----------      -----------
        Total cost of revenues................................      503,151        285,437          554,691
                                                                -----------    -----------      -----------
Gross profit..................................................      135,182         13,539          162,934
                                                                -----------    -----------      -----------
Operating expenses:
     Development..............................................      335,568         71,661          335,568
     Marketing and selling....................................      175,299         63,410          199,056
     General and administrative...............................      428,323        173,848          504,222
                                                                -----------    -----------      -----------
Total operating expenses......................................      939,190        308,919        1,038,846
                                                                -----------    -----------      -----------
Operating loss................................................     (804,008)      (295,380)        (875,912)
Interest expense..............................................       26,911         17,489           34,168
                                                                -----------    -----------      -----------
Loss before income taxes......................................     (830,919)      (312,869)        (910,080)
Provision for income taxes....................................         --             --               --
                                                                -----------    -----------      -----------

Net loss......................................................  $  (830,919)    $ (312,869)      $ (910,080)
                                                                ===========    ===========      ===========

Basic and diluted loss per share..............................  $     (0.26)    $   (0.09)       $    (0.32)
                                                                ===========    ===========      ===========

Basic and diluted weighted average
 number of shares outstanding     ............................    3,195,990     3,504,483         2,861,387
                                                                ===========    ===========      ===========


                       See notes to financial statements.



                           RECOM MANAGED SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                       Cumulative period
                                                          Nine months    Three months    July 31, 1998
                                                              ended          ended       (inception) to
                                                          September 30,  September 30,   September 30,
                                                          ------------   -----------    ----------------
Cash flows from operating activities:
     Net loss ..........................................   $(830,919)     $(312,869)       $(910,080)
     Depreciation and amortization expense .............      42,381         22,144           48,751
     Other .............................................         320           --                320
     Change in assets and liabilities:
          Accounts receivable ..........................     (19,075)        36,946          (72,841)
          Inventory ....................................     (32,335)       (32,335)         (37,347)
          Other current assets .........................     (10,206)          (575)          (5,194)
          Accounts payable .............................      27,838         30,331           37,844
          Accrued professional fees ....................     (20,828)        17,386           41,961
          Accrued payroll, bonuses and benefits ........      (1,907)       (18,683)          20,593
          Accrued interest .............................      19,052          9,630           26,309
          Due to related parties .........................   207,489        144,638          289,478
--------------------------------------------------------   ---------      ---------        ---------
               Net cash used in operating activities ...    (618,190)      (103,387)        (560,206)
                                                           ---------      ---------        ---------
Cash flows from investing activities:
     Acquisitions of property and equipment ............    (149,255)       (10,236)        (149,255)
     Business acquisitions (Note 3) ....................     (25,000)          --            (25,000)
                                                           ---------      ---------        ---------
               Net cash used in investing activities ...    (174,255)       (10,236)        (174,255)
                                                           ---------      ---------        ---------
Cash flows from financing activities:
     Borrowings on line of credit (Note 4) .............     200,000        150,000          200,000
     Proceeds from notes payable to stockholders .......        --             --            190,000
     Reverse acquisition (Note 1) ......................        --             --           (202,443)
     Issuance of stock (Note 5) ........................     623,600           --            623,600
     Deferred offering costs ...........................      21,686           --               --
                                                           ---------      ---------        ---------
               Net cash provided by financing activities     845,286        150,000          811,157
--------------------------------------------------------   ---------      ---------        ---------
Net increase in cash ...................................      52,841         36,377           76,696
Cash at beginning of the period ........................      23,855         40,319             --
                                                           ---------      ---------        ---------
Cash at end of the period ..............................   $  76,696      $  76,696        $  76,696
                                                           =========      =========        =========

                             See notes to financial statements.

                           RECOM MANAGED SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 1--Organization

     Recom Managed Systems, Inc., a Delaware corporation, (the "Company") engages in the business of providing information technology desktop services and application solutions to mid-sized commercial and government entities. We provide a modular set of services that cover the entire lifecycle of desktops, networks and business applications from initial design through implementation, ongoing maintenance, upgrade and retirement. We are considered to be in the development stage as limited revenues have been derived from operations.

     We were formed on July 31, 1998 as J2 Technologies, LLC ("J2"), a California limited liability company. On October 30, 1998, pursuant to a "Stock-for-Membership Interest Exchange Agreement", J2 acquired all of the outstanding common stock of an inactive public shell company, Mt. Olympus Enterprises, Inc. ("MOE"). For accounting purposes the acquisition has been treated as a recapitalization of MOE with J2 as the acquirer (reverse acquisition). In connection with the closing of the reverse acquisition, MOE's name was changed to RECOM Managed Systems, Inc. The historical financial statements prior to October 30, 1998, are those of J2.

Note 2--Basis of Presentation

     In our opinion, the accompanying unaudited financial statements contain all adjustments necessary to present fairly our financial position at September 30, 1999 and December 31, 1998, and our results of operations and cash flow for the three and nine month periods ended September 30, 1999 and the cumulative period July 31, 1998 (inception) to September 30, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, refer to our financial statements for the year ended December 31, 1998. Operating results for the three and nine month periods ended September 30, 1999 and the cumulative period July 31, 1998 (inception) to September 30, 1999 are not necessarily indicative of future results.

     The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have had a limited operating history, are in the development stage, and, at September 30, 1999, have negative working capital as well as an accumulated net deficit. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should we be unable to continue in existence. Continuation as a going concern is dependent on obtaining necessary funds to continue operations. We plan to generate these funds through a combination of private placement and / or public offerings. There is no assurance, however, that such plans will be completed or, if completed, will generate sufficient funds to enable continued operations for the next twelve months.

Note 3 - Business Acquisition

     On June 11, 1999, we completed the acquisition (the "Acquisition") of substantially all of the assets of Valley Networking, Inc. ("Valley"), a Sacramento, California based firm which provides a comprehensive set of high quality computer products and services to local mid-sized companies. Acquired assets primarily included computer systems and technologies, equipment and inventory for a purchase price of $294,050. The acquisition was accounted for using the purchase method of accounting.

     The Acquisition was financed with (1) $25,000 of cash on hand, (2) $50,000 due to the seller upon the Company's completion of an equity offering, (3) issuance of 5,000 shares of common stock, and (4) a $212,800 amount due to Valley. The amount due to Valley bear's interest at 15% and is payable in 18 equal installments of $13,500. The current and non-current portion of this balance at September 30, 1999 is $144,700 and $35,172, respectively.

     The allocation of purchase price to the assets acquired and liabilities assumed has been made using estimated fair values at the date of acquisition and is summarized as follows:

Purchase price.................................................    $ 294,050
Cost  assigned to tangible assets..............................       93,310
                                                                 -----------
Cost  attributable to intangible assets........................    $ 200,740
                                                                 ===========

     Additionally, for a period of three years from the date of acquisition, Valley or its principal stockholder (at the discretion of the principal stockholder), is entitled to fifty percent of all net profits over four percent of gross revenue derived from existing and new customer work obtained as a direct result of the principal stockholder's efforts, provided that the principal stockholder has served as a full time employee during each twelve month period (the "Earnout"), provided that it does not exceed $100,000 per year. No additional consideration was recorded for the Earnout.

     The resultant intangible assets have been allocated to goodwill and are being amortized on a straight line basis over 15 years.

     The following pro forma unaudited information has been prepared assuming that the Valley acquisition had taken place on May 26, 1998 (date of Valley's inception):

                                                        Period from           Nine months
                                                      May 26, 1998 to            ended
                                                     December 31, 1998      September 30, 1999
                                                     -----------------      ------------------
Revenues ............................................   $  383,084            $ 1,012,065
Operating loss.......................................     (118,539)              (693,121)
Net loss ............................................     (148,331)              (735,108)
Basic and diluted loss per share.....................        (0.06)                 (0.23)

Note 4 - Line of Credit Agreement

     In May 1999, we entered into a line of credit agreement with its bank with a maximum borrowing capacity of $200,000. The agreement matures in May 2000; is secured by all accounts receivable, inventory, plant and equipment; and bears interest at the prime rate. We have borrowed $200,000 against the line of credit to fund general development and operating expenses.

Note 5--Stockholders' Equity

     In September 1999, we entered into an agreement with four foreign corporations for the sale of a total of 1,333,332 shares of common stock for $0.75 per share. As of September 30, 1999, no proceeeds from the sale of the common stock have been received. Accordingly, at September 30, 1999, we have recorded notes receivable from stockholders for $1,000,000 as a component of stockholders' equity (deficit).

     In June 1999, we completed a private placement offering of 50,000 shares of common stock. Gross proceeds totaled $100,000 as no selling commissions or direct offering costs were incurred in connection with the offering. Also in June 1999, 75,000 warrants for the purchase of common stock, issued in January 1999, in connection with a corporate advisory agreement, were exercised at a price of $0.25.

     In March 1999, we completed a private placement offering of 504,000 shares of common stock. Gross and net proceeds after selling commissions and direct offering costs totaled $630,000 and $504,850, respectively. Selling and commissions and direct offering costs of $78,650 and $46,500, respectively, were charged to equity upon completion of the private placement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of operations

     For the three and nine month periods ended September 30, 1999 and the cumulative period July 31, 1998 (inception) to September 30, 1999, revenues from information technology services totaled $298,976, $638,333 and $717,625, respectively. Revenues from a single customer with a master contract that has month-to-month terms totaled $69,785, $270,727 and $350,019 for the three and nine month periods ended September 30, 1999 and the cumulative period July 31, 1998 (inception) to September 30, 1999, respectively. We believe that we have a very good relationship with the customer and expect the contract to continue for the foreseeable future. Revenues under a separate month-to-month contract with a second customer totaled $55,572 and $160,190 for the three and nine month periods ended September 30, 1999. Revenues under a separate contract, expiring in December 1999, with a third customer totaled $37,800 for the three and nine month periods ended September 30, 1999. We also also earned revenues of $10,028 and $24,438 during the three and nine month periods ended September 30, 1999 from Recom Technologies, a related party. Revenues from Valley (see below) from the date of acquisition to September 30, 1999 totaled $137,005.

     The net loss of $312,869, $830,919 and $910,080 for the three and nine month periods ended September 30, 1999 and the cumulative period July 31, 1998 (inception) to September 30, 1999, respectively, can be attributed to development, marketing and selling, and general and administrative expenses incurred during our developing stage.

Acquisition of Valley Networking

     On June 11, 1999, we completed the acquisition (the "Acquisition") of substantially all of the assets of Valley Networking, Inc. ("Valley"), a Sacramento, California based firm which provides a comprehensive set of high quality computer products and services to local mid-sized companies. Acquired assets primarily included computer systems and technologies, equipment and inventory. We intend to use the acquired assets to position ourself as a business-to-business ISP. By combining the new ISP services with its Web application development, we can provide our clients with a full service e-commerce solution. The purchase price of $294,050 was based on arm's length negotiations with Valley and was financed from (1) $25,000 of cash on hand, (2) $50,000 due to the seller upon the Company's completion of an equity offering,
(3) issuance of 5,000 shares of common stock, and (4) a $212,800 amount due to Valley. The amount due to Valley bear's interest at 15% and is payable in 18 equal installments of $13,500.

Capital Financing

     On September 15, 1999, we entered into an agreement with four foreign owned corporations for the sale of 1,333,332 shares of our common stock for $0.75 per share. Because the purchasers required free-trading shares, we guaranteed the registration of the shares sold by issuing unsecured promissory notes to the purchasers in the aggregate amount of $1,000,000 that automatically cancel upon the effective date of our planned Registration Statement on Form SB-2. We will receive the proceeds from the sale in ten equal amounts of $100,000 each week beginning on or about November 15, 1999. The stock certificates sold will be held by our attorneys, Boyd & Chang, LLP, and delivered pro-rata as we receive payment.

     In March and June 1999, we completed private placement offerings of 504,000 and 50,000 shares of common stock resulting in gross proceeds of $630,000 and $100,000, respectively. The shares, representing 17% of our outstanding shares after completion of the offerings, were sold to 19 qualifying investors. Net proceeds from both offerings, after selling commissions of $78,650 and direct offering costs of $46,500, totaled $604,850. The net proceeds from the offering are being used ot fund our continuing operations and development. The selling commissions and direct offering costs were charged directly to equity.

Liquidity and sources of capital

     As of September 30, 1999, we had current assets of $197,090 with current liabilities of $1,033,813. This represents a negative working capital of $836,723. Cash used in operating activities, totaling $103,387, $618,190 and $560,206 for the three and nine month periods ended September 30, 1999 and the cumulative period July 31, 1998 (inception) to September 30, 1999, respectively, can be attributed to development, marketing and selling, and general and administrative expenses incurred during the Company's developing stage.

     Cash used in investing activities of $10,236 and $174,255 for the three and nine month periods ended September 30, 1999 was expended on information technology infrastructure used to support the Company's developing business and to acquire Valley. Cash flows from financing activities primarily have consisted of $604,850 of net proceeds from the private placement offering described above and the borrowing of $200,000 against the Company's line of credit.

Plan of operation for the next twelve months

     Our planned business execution during the development stage will require us to pursue sources of capital funding during the next twelve months in addition to the capital raised in the private placement offering described above, including the sales of 1,333,332 shares in September 1999. These funds are expected to be used for the continued development of our technology infrastructure necessary to support our planned service offerings, anticipated business acquisitions, and to support an expected increase in the number of employees.

Year 2000 Compliance

     There is significant concern that certain computer programs and computers are not presently configured to recognize the year 2000 or succeeding years. This defect in computer functions could have a serious adverse impact upon our industry and other industries if various computer programs and applications cease to function or function erroneously as we approach the year 2000. The Company views the year 2000 compliance problems it may face to fall within three general categories: (1) The potential impact on the Company's own information technology, (2) The potential impact of the possibility of collateral failure or miss-function in non-IT systems due to their computer components such as telephone systems, security systems, etc. and (3) The potential adverse effect upon the Company from year 2000 failure among third party service providers.

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

     Amounts incurred by the Company related to the year 2000 for the period July 31, 1998 (inception) to September 30, 1999 were not significant. Amounts expected to be spent through the remainder of 1999 are also not expected to be significant.

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

                                     PART II

ITEM 1 through 5.   OTHER INFORMATION

     Not applicable


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     1)  Exhibits:

         27       Financial Data Schedule.

     2) The following reports on Form 8-K were filed during the quarter ended September 30, 1999:

         On August 23, 1999, the Company filed a report on Form 8-K-A  reporting
         the  acquisition  of   substantially   all  of  the  assets  of  Valley
         Networking, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Recom Managed Systems, Inc.

November 12, 1999

                              By:  /s/ JOHN C. EPPERSON, JR.
                                   -------------------------
                                   John C. Epperson, Jr.,
                                   President and Chief Executive Officer