Form 10KSB
period 1999-12-31
RECOM MANAGED SYSTEMS INC DE/
filed 2000-04-14
CIK 810365

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



     For the Fiscal Year Ended                  Commission File Number
     --------------------------                 ----------------------
         December 31, 1999                             33-11795

                           RECOM MANAGED SYSTEMS, INC.
                     ---------------------------------------
                    (Formerly Mt. Olympus Enterprises, Inc.)

              Delaware                                87-0441351
-------------------------------------      ----------------------------------
      (State of Incorporation)             (I.R.S. Employer Identification)

                          Principal Executive Offices:
                             2412 Professional Drive
                               Roseville, CA 95661
                            Telephone: (916) 789-2022

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

Yes X     No

The issuer's revenues for its most recent fiscal year were $1,307,878.

As of March 14, 2000, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately $1,586,127 based upon the closing sales price of $0.75/share.

As of March 14, 2000, the Registrant had outstanding 3,448,986 shares of common stock ($.001 par value).

                       Documents Incorporated by Reference

     Certain exhibits required by Item 13 have been incorporated by reference from the Company's previously filed Form 8-K's, SB-2, Form 10-QSB and Form 10-KSB.

                                     PART I

ITEM  1. DESCRIPTION OF BUSINESS

General

     RECOM Managed Systems, Inc. ("Recom" or the "Company" or "we") was formed to develop, service and manage commercial computer networks both on-site and remotely via the Internet. The Company is expanding its service offerings to develop, host and support Internet-based applications for electronic business. We are affiliated with Recom Technologies, Inc., in that our founding shareholders, John C. Epperson and Jack Lee, are its majority shareholders. Recom Technologies has extensive historical experience in providing technical services related to basic business applications and network systems.

     The Company intends to become a national Application Service Provider, referred to as an ASP that provides Internet-based applications for small and mid-size companies. We anticipate offering a contractual service to deploy, host, manage and rent access to applications from a centrally managed facility. These hosted applications will focus on supporting the e-business needs of customers. As an ASP we are:

o    An  aggregator  and  integrator  of  web-based   applications   created  by
     independent software vendors,

o    A developer of our own web-based applications,

o A consultant responsible for implementing web-based systems to meet our customers' specific business requirements, and

o A support organization charged with supporting users according to specific service performance metrics and improving our applications with version upgrades to keep up with technology and business advancements.

     The Company plans to introduce its services and products initially to the Sacramento area and then expand from there as resources allow. The Sacramento Valley is a fast growing business region and is already experiencing rapid growth in technology-related companies. We believe it provides an excellent incubator for the growth of our business.

     The Company is a Delaware corporation with its business offices located at 2412 Professional Drive, Roseville, California 95661. Its telephone number is
(916) 789-2022. The Company also maintains a second facility at 9795 Business Park Drive, Sacramento, California 95827.

History of the Company

     On October 30, 1998, pursuant to majority shareholder consent, Mt. Olympus Enterprises, Inc. ("MOE") completed a Reverse Acquisition through which control of MOE was transferred from its existing shareholders to a group of private owners of a California limited liability company, J2 Technologies, LLC ("J2"). J2 was itself a newly organized company having been formed on July 31, 1998. Subsequently, MOE changed its name to Recom Managed Systems, Inc. The details of the Reverse Acquisition are more fully described in the Reverse Acquisition Agreement denominated as the "Stock-For-Interest Membership Exchange Agreement" which was filed as an Exhibit to the Company's report on Form 8-K dated November 12, 1998. The more essential terms of the Reverse Acquisition are outlined as follows:

1. As of the closing date on October 30, 1998, MOE, then an inactive public Delaware corporation, acquired all of the issued and outstanding Membership Interests of J2 in exchange for 2,200,000 shares of common stock issued to the J2 members, constituting approximately 84.4% of its reverse split issued and outstanding shares. Thereafter, the prior J2 owners became the controlling shareholders of MOE. No other consideration was involved in the acquisition.

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

     On December 31, 1998, all of the assets and liabilities of J2 were contributed to Recom and J2 was dissolved. Thus, Recom currently has no subsidiaries.

     Recom was formed to provide full computer network and desktop support services to small and mid-sized companies. The ultimate goal was to provide a "turnkey" solution whereby customers would receive all hardware, software, maintenance, technical support, Internet connectivity and remote systems management for a fixed monthly price. However, the Company's initial revenues were primarily generated from technical consulting contracts.

     In June 1999, the Company acquired Valley Networking to expand its network support capabilities and to provide Internet connectivity for businesses. This acquisition also included a second facility in Sacramento, California. All network, desktop and on-call consulting requirements are managed from that location. In addition, the facility includes an assembly laboratory that is used to manufacture and test computer systems.

     During mid-1999, the Company recognized that rapidly changing technologies with respect to the Internet would require a modification to its original business plan. The original plan was based on the assumption that a company's computer applications would be maintained on its network or individual desktop systems. This requires a significant investment in hardware, software and support services. With the recent availability of cost-effective high speed Internet access, the trend is to web-enable applications and rent such systems to the end user. With the migration to web based applications, the user's local system requirements are significantly reduced.

     As a result, the Company has revised its business plan to serve as an Applications Service Provider with emphasis in supporting electronic business applications. These applications include e-commerce transactions, which normally concern sales and purchases, business-to-business communications and customer information resources via websites. The Company intends to develop and host such sites. In addition, the Company will continue to provide network and desktop services as a collateral business line.

Specific Service Offerings

     The information technology industry is characterized by rapid technological change, which often leads to increased costs for companies to maintain internal information technology resources that are capable of responding to such changes. Supporting these internal systems often depletes a company's ability to focus on its core business or take advantage of important new technologies. Many organizations react by hiring temporary staff, yet real expertise and reliable results are sometimes hard to find. Increasingly, companies are solving this problem by renting their applications from ASPs.

     The ASP approach of renting applications is a recent phenomenon that is made possible by widespread access to the Internet and the availability of inexpensive, high-speed data communications. The ASP hosts several applications for remote access by its subscriber companies. Each application is always available for access, is updated to its most recent version and includes adequate security protection for clients. Customers benefit by having access to applications that they may not be able to afford themselves based upon licensing and maintenance costs.

     Recom plans to offer the services listed below:

     Information Technology Professional Services

     Our IT Professional Services provide the basic infrastructure for our ASP practice as well as direct access to businesses that are candidates for our e-business ASP products. This service represented the majority of our revenues in 1999. We offer these fundamental IT services:

o    Provide on-site consulting and staff augmentation services.

o Provide value added reseller network products coupled with implementation and technical support services. We currently support over 25 such accounts.

o    Develop and host customer websites.

     While IT Professional Services are not specifically an ASP offering, this capability sets Recom apart from most other ASP ventures. It permits us to offer a comprehensive package consisting of the ASP application, network and desktop systems to utilize the application, and on-site consulting to assist with implementation and training.

     This service area will also provide the corporate infrastructure that will facilitate our growth as an ASP. This includes functions such as technical staff recruiting, data center operations, technical support center and maintenance of reseller agreements. We are a certified Microsoft Solutions Provider and an authorized reseller for Hewlett Packard and IBM.

     E-Business Applications Service Provider

     With the rapid growth of the Internet as a means of conducting business, companies are becoming increasingly aware of the need to implement systems that their customers can access remotely. This applies to both business-to-business and business-to-consumer applications. We believe that the demand for such capabilities by small and mid-sized businesses will increase as it becomes apparent that web-based applications will fundamentally redefine their business role in the market. Moreover, we believe that most companies will prefer to utilize a service provider that is capable of developing, hosting and maintaining such systems.

     As an e-business ASP, Recom is responsible for the total design of a system. We prepare a development strategy that usually includes techniques to expand and integrate the customer's existing databases into the new web-based system. We then develop the system according to specifications and implement it in facilities that are managed and operated by Recom. We have already been contracted to develop e-commerce systems and have developed software that links various commercial "off-the-shelf" products into a cohesive e-business package. We intend to use this package as the basis for our ASP offerings.

     We also assume a production responsibility for each e-business system. This includes ensuring that the system is reliable and available for access by the public. We monitor the servers, network and data center as well as traffic congestion on the data communications lines. In concert with customers we regularly manage and update the supporting databases. We also update and enhance the system as user requirements and technology evolve.

     While we are already generating revenue from this service offering, certain risks could impact our ability to significantly grow the business. These include our ability to attract sufficient technical personnel in a tight labor market and the availability of future outside investment to fund our ongoing business activities and sales and marketing campaigns.

     To strengthen our position in this service area, we acquired substantially all of the assets of Valley Networking, Inc. which provides a comprehensive set of high quality computer products and services to local mid-sized companies. We intend to use the acquired assets to position ourselves as a business-to-business Internet Service Provider. By combining the ISP services with our web application development, we can provide our customers with a full service e-commerce solution.

     Our current services utilize publicly available technology and hardware. Although we deem our services to be proprietary, we have not and don't intend to apply for patents or copyrights of our technical services.

Services Strategy

     Our strategy is to become a leading provider of remotely hosted applications services for commercial customers. We intend to provide to companies the same high-quality technical support we have previously provided to government organizations such as NASA by using proven business practices and support technologies based on proprietary and intellectual assets assigned to us by Recom Technologies, Inc.

     Our approach is to offer IT professional services as the foundation on which to build our e-business and related ASP capabilities. Recom is already providing IT professional services and is currently developing e-commerce systems. We expect e-business revenue to exceed IT professional services revenue by the end of 2000.

     Should we obtain sufficient funding, we intend to establish a total of six regional offices throughout the United States by mid-2001. This will enable us to offer a nationwide program of ASP services utilizing standard systems hosted at redundant locations. The regional offices will concentrate on sales and on-site customer support services.

     Each ASP product will be assigned a product manager. This person will serve as the primary interface between Recom and the software vendor for those systems that are not developed in house. The product manager will coordinate the integration and testing of the product before its release to customers. This individual will also be responsible for maintaining the application at the most recent version level and coordinates any subscriber customization needs with the technical staff.

Market Analysis

     Gartner Group research forecasts that the ASP services market will grow from $900 million in 1998 to over $22 billion by 2003. Three key market trends drive the business opportunity for Recom. These are:

1. The convergence of Internet-based applications and bandwidth availability is moving key business functions to the Internet.

2. Competition is requiring mid-sized organizations to automate key business processes.

3. Businesses will increasingly require partners to utilize the Internet as means of communication and normal conduct of business operations.

     The ASP market is complex and various types of providers have recognized this trend. Many of these companies are attempting to establish themselves as early leaders. Global providers from many market sectors, including telecommunications / networking companies, traditional integrators, independent software vendors and industry leaders are joining the ASP market. At a regional level, systems integrators, value added resellers and Internet service providers seek to implement ASP services to replace their increasingly commoditized businesses. Recom is building a "pure play" ASP business that is a true aggregator of application, network, consulting and support services. We intend to become the single point of contact for mid-sized companies.

     Several pure play ASPs have a head start on Recom. Corio, USInternetworking and Futurelink have already built data centers, secured their first partner offerings and acquired their first customers. Recom believes that these early companies are helping to educate the market as well as refining the service delivery model. Recom is positioned to take advantage of the pre-marketing and the process refinement of these early ASPs.

     Our market concentrates on mid-sized enterprises consisting of 20 to 2,000 workers. Typically these organizations are companies producing between $5 million and $750 million in annual revenue, regional extensions of larger enterprises or departments of government agencies. There are approximately 13 million companies in the United States that fit this profile. Mid-sized enterprises are estimated to account for 55% of total information technology spending. The Gartner Group has predicted that by 2002, 70% of mid-sized enterprises will be selectively outsourcing part or all of their information technology functions.

Marketing Plan

     In February, 1999, we conducted interviews with 22 mid-sized, Sacramento based companies to understand practices and attitudes regarding the use of internal staff, outsourcing organizations, perceptions of the total cost of ownership, help desk practices, spending patterns for 1999, and anticipated spending in 2000. We also conducted customer focus groups in September and October 1999. These focus groups helped us understand the needs for application outsourcing as opposed to managed desktop systems and were instrumental in our decision to move to the ASP model.

     Based on this research, our marketing plan is to demonstrate the benefits of the ASP services model by first taking the message to the market through a direct sales team. Once Recom has established the ASP service as a credible standard, we intend to utilize channel partners. Marketing and sales will be conducted through the following channels:

     Direct Sales

     Recom is building a sales organization in Sacramento, California. It is our intention to develop regional sales offices in each of the remaining five regions during 2000 and 2001. Each sales representative will be supported by a technical account manager in the pre-sales process. Our recruiting process will place high value on sales and technical personnel with demonstrated experience in our selected vertical markets. Our sales strategy emphasizes an understanding of the benefits, improved operations, reduced risks of ASP services which allow the customer to return to its core business function.

     Selling Through Channel Partners

          Recom's plan for channel distribution includes both traditional and innovative partners:

     Value Added Resellers, Integrators and Internet Service Providers. This group of companies represents a very broad customer base, but is better organized to fill orders rather than create demand. For this reason we intend to develop an initial customer base for our ASP services and utilize these organizations to assist in rapidly increasing our subscriber base.

     Vertical Integrators. Vertical integrators will assist Recom in penetrating our vertical markets. Mutually beneficial alliances will enable integrators to offer additional services to the pre-existing customers and will enable Recom to test and gain entry to vertical markets.

     Technology Partners. We intend to develop application alliance partners as preferred resellers of Recom services and will actively provide training and incentive programs to support this effort.

          General Advertising

          The primary goals of our marketing efforts are to create corporate and brand awareness and to generate leads. We believe that through increased market recognition we will be invited to participate in more sales opportunities, and obtain a higher ratio of customers from these leads. We intend to gain greater public exposure through public relations campaigns, regional advertising, direct mail and vertical trade shows.

Competition

     We believe that the competition for ASP services falls into two main categories. The first category is that of other pure play ASP companies. While many new companies are currently attempting to enter this market, only a few have established themselves as early leaders. These include Corio, Futurelink and US Internetworking. These companies, however, primarily focus on providing enterprise ASP solutions rather than e-business solutions.

     The second category of competitors is much larger and is composed of companies that currently support certain segments of the ASP model. Such companies are better suited as business partners. These include:

         Type of Company                                Examples
         -------------------------------    ------------------------------------
         Software Vendors                   SAP, J D Edwards, Oracle, PeopleSoft
         Traditional Integrators            IBM, EDS, Anderson Consulting
         Telecommunications Companies       Qwest, Nortel
         Industry Giants                    Microsoft, Intel

     In addition to the above companies are organizations that are smaller and more regionally oriented candidates. These include regional systems integrators and value added resellers as well as Internet service providers.

Customers

     Our primary target market is companies consisting of 20 to 2,000 workers and represented by mid-sized to large local companies, regional extensions of larger enterprises or departments of government agencies.

     During 1999, three customers represented approximately 60% of our total revenue. We expect to continue to provide services in the current year for two of these customers while services for the third customer were completed during 1999.

Employees

     During the past several months, the Company was compelled to reduce staff because of the failure to receive anticipated investor funding. We currently have 7 employees consisting of: 2 management and sales, 4 technical and 1 consulting. One of the management employees continues to be leased from Recom Technologies. We also have a part-time CFO and a part-time accounting clerk. We believe that we have good relations with our employees. We are not subject to any collective bargaining agreement.

Risks Associated with Recom's Developing Business

     Recom is a development stage company and, as such, we have only a limited history of revenues and no established business track record. Recom's future success will be dependent on its ability to attract and retain experienced computer technicians and new customers in Recom's core business sectors. The inability to retain technically qualified personnel or to secure new customers would have an adverse effect in Recom's business.

     At this time, Recom's operating expenses exceed its revenues. Consequently, we are currently dependent almost exclusively an outside capital to fund our business operations. Such outside capital has included the sale of additional stock and borrowing. To date, the availability of outside capital has been sporadic and there can be no assurance that sufficient capital will be available to meet our current and future operating and development costs. As discussed below, Recom is currently negotiating with certain foreign investors to generate investment capital to fund Recom's current operations. However, there is no assurance that such plans will be completed or, if completed, will provide sufficient funds to enable the Company to continue operations. Any delay in or failure to receive such capital would have a substantially adverse impact on Recom's ability to continue business operations. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial or private loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

     Recom is primarily a service-based company and does not own significant tangible assets. Consequently, if Recom were unsuccessful, there would be few tangible assets, which would have little liquidation value.

     The audit report of Recom's independent auditors includes a "going concern" qualification. In the auditor's opinion, Recom's limited operating history, negative working capital position and the accumulated net deficit as of December 31, 1999, raise substantial doubt about the Company's ability to continue as a going concern.

ITEM  2. DESCRIPTION OF PROPERTY

     The Company's corporate headquarters are located in Roseville, California. The Company sub-leases its office facilities for $3,940 per month under a month-to-month lease agreement with Recom Technologies, an affiliated entity in which the Company's Chairman and Chief Executive Officer, John Epperson, Jr., and Director and Secretary, Jack Lee, are officers, directors and controlling shareholders. The lease includes administrative/secretarial support, supplies, office furnishings and certain equipment. The Company also leases approximately 2,800 square feet in Sacramento, California where the majority of the technical support services are performed. The lease rate is $2,249 per month and expires in June 2000. Recom has identified a 3,500 square foot facility in El Dorado Hills, California that would serve as a consolidated corporate facility and may consider this option upon expiration of the Rancho Cordova lease. The Company believes that its current facilities are adequate to meet its foreseeable requirements or that suitable additional or substitute space will be available if necessary.

ITEM  3. LEGAL PROCEEDINGS

     To the best knowledge of the Company, there are no material legal proceedings to which the Company is a party; nor, to which any of its property is subject.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders of the Company, held November 11, 1999 in Roseville, California, the stockholders (i) elected seven directors to serve on the Company's Board of Directors; (ii) ratified the Company's 1998 Stock Option Plan; and (iii) ratified the Company's appointment of Burnett + Company LLP as independent accountants.

     The vote for nominated directors was as follows:

     Nominee                          For          Against         Abstain
     ------------------            ---------       -------         -------
     Jack Epperson                 2,385,093         125              0
     G.K. (Jack) Lee               2,385,093         125              0
     Syed Z. Shariq                2,385,093         125              0
     Robert S. Iger                2,385,093         125              0
     John Thomas Flynn             2,385,093         125              0
     Curt Pringle                  2,385,093         125              0
     Roger L. Akers                2,385,093         125              0

     The vote to approve the Company's 1998 Stock Option Plan was as follows:

                           For                  Against             Abstain
                        ---------               -------             --------
                        2,385,091                 127                  0

     The vote for ratifying the appointment of Burnett + Company LLP was as follows:

                           For                  Against             Abstain
                        ---------               -------             --------
                        2,385,218                  0                   0


                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     At all times during any period of trading through October 30, 1998, the date of the reverse acquisition described above, the markets on which MOE traded must be described as locally broker generated trading lists, such as the "pink sheets." MOE's trading symbol during this time was "MTOP". In connection with the reverse acquisition described above, the Company's stock has since traded on the NASDAQ Electronic Bulletin Board under the symbol "RMSI". Within these limitations, the following chart attempts to set-out the known high and low price on a bid and ask basis for the Company's stock for each quarter during the previous two years. On March 14, 2000, the average closing price of Recom's common stock was $0.75.

         Year Ended December 31, 1999                  Low          High
                                                      -----        ------
           Fourth Quarter                             $1.00        $2.68
           Third Quarter                              $0.93        $4.50
           Second Quarter                             $1.875       $7.00
           First Quarter                              $4.00        $9.25

         Year Ended December 31, 1998                  Low          High
                                                      -----        ------
           Fourth Quarter                             $5.00        $7.00
           Third Quarter                              $6.45        $10.75
           Second Quarter                             $6.45        $10.75
           First Quarter                              $3.87        $8.60


     As of March 31, 2000, there were approximately 282 holders of record of the Company's Common Stock. This amount does not include shares held in street name.

Dividend Policy

     We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business, so we don't anticipate paying any cash dividends in the foreseeable future.

ITEM  6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

     For more detailed financial information, please refer to the audited December 31, 1999 Financial Statements included in this Form 10-KSB.

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

Plan of Operation for the Next Twelve Months

     Our planned business execution during the development stage will require us to pursue sources of capital funding during the next twelve months in addition to the capital raised in the private placement offering described below. However, our growth plan is expected to generate a negative cash flow for the foreseeable future thus making outside capital investments essential to fund our ongoing business operations and growth. We intend to utilize investor funds to support activities relative to information technology professional services and network support. These include designing, installing and maintaining networks; implementing and maintaining websites; providing Internet access for businesses; providing on-site technical staff augmentation; and hosting customer applications. As internal growth and investor funding permit, we intend to expand our e-commerce development and maintenance capabilities with the objective of becoming an e-commerce applications service provider.

Results of Operations

     For the period ended December 31, 1998, the year ended December 31, 1999 and the cumulative period July 31, 1998 (inception) to December 31, 1999, revenues from information technology services totaled $79,292, $1,016,989 and $1,096,281, respectively. Revenues from a single customer with a master contract that has month-to-month terms totaled $398,847 for the year ended December 31, 1999. Revenues related to this contract totaled $79,292 for the period ended
December 31, 1998. We anticipate the project with this customer will be concluded in the second quarter of 2000. Revenues under a separate month-to-month contract with a second customer totaled $227,771 for the year ended December 31, 1999. Revenues under a separate contract, which expired in December 1999, with a third customer totaled $117,300 for the year ended
December 31, 1999. We also earned revenues of $32,891 for the year ended December 31, 1999 from Recom Technologies, a related party. 78% of revenues for 1999 were derived from technology consulting services while the balance of $290,889 was generated from the sale of information technology products during the year ended December 31, 1999. Revenues from Valley Networking, Inc. (see below) from the date of acquisition to December 31, 1999 totaled $411,538.

     The net loss of $79,161, $1,051,916 and $1,131,077 for the period ended December 31, 1998, the year ended December 31, 1999 and the cumulative period July 31, 1998 (inception) to December 31, 1999, respectively, can be attributed to development, marketing and selling, and general and administrative expenses incurred during our developing stage.

     Marketing and selling expenses as well as General and Administrative costs increased substantially during 1999 as compared to 1998 due primarily to the full year of operations in 1999. The Company incurred no expenses in 1998 for development while it spent $329,616 for such expenses in 1999.

Acquisition of Valley Networking

     On June 11, 1999, we completed the acquisition of substantially all of the assets of Valley Networking, Inc., a Sacramento, California based firm which provides a comprehensive set of high quality computer products and services to local mid-sized companies. Acquired assets primarily included computer systems and technologies, equipment and inventory. The purchase price of $294,050 was based on arm's length negotiations with Valley and was financed from (1) $25,000 of cash on hand, (2) $50,000 due to the seller upon the Company's completion of an equity offering, (3) issuance of 5,000 shares of common stock, and (4) a $212,800 note due to Valley. The amount due to Valley bear's interest at 15% and is payable in 18 equal installments of $13,500. As of December 31, 1999, Recom had paid the $25,000, issued the 5,000 shares of stock and had paid $81,000 of installments on the note due to Valley.

Capital Financing

     In March and June 1999, we completed private placement offerings of 504,000 and 50,000 shares of common stock resulting in gross proceeds of $630,000 and $100,000, respectively. The shares, representing 17% of our outstanding shares after completion of the offerings, were sold to 19 qualifying investors. Net proceeds from both offerings, after selling commissions of $78,650 and direct offering costs of $46,500, totaled $604,850. The net proceeds from the offering are being used to fund our continuing operations and development. The selling commissions and direct offering costs were charged directly to equity.

     On September 15, 1999, Recom entered into an agreement with four foreign-owned corporations for the sale of 1,333,332 shares of our common stock for $0.75 per share. Because the purchasers required free-trading shares, we guaranteed the registration of the shares sold by issuing unsecured promissory notes to the purchasers in the aggregate amount of $1,000,000 that automatically cancel upon the effective date of our planned Registration Statement on Form SB-2. At December 31, 1999, we received $49,000 related to this agreement (and an additional $75,000 was received in January 2000). As of March 13, 2000, the agreements have been renegotiated to reduce the amount of the transaction to 200,000 shares issued for the $124,000 previously paid.

Liquidity and Sources of Capital

     As of December 31, 1999, we had current assets of $316,971 with current liabilities of $1,370,527. This represents a negative working capital of $1,053,556. Cash used in operating activities, totaling $954,119, for the year ended December 31, 1999 can be attributed to development, marketing and selling, and general and administrative expenses incurred during our developing stage.

     Cash used in investing activities of $205,814 was expended on information technology infrastructure used to support our developing business and to acquire Valley. Cash flows from financing activities for the year ended December 31, 1999, primarily have consisted of $604,850 of net proceeds from the private placement offering described above, the $49,000 payment received on the stock subscription, the borrowing of $200,000 against the Company's line of credit and $366,077 net borrowings from related parties.

     Our capital deficit in 1999 was primarily caused by the failure of the four foreign owned corporations to invest $1,000,000 according to their stock purchase agreements. As a result, we borrowed extensively from related parties in order to maintain a positive cash position. As stated above, the agreements with these investors were renegotiated.

     Using investment funding to support on-going operations and growth, we project a positive cash flow by the end of 2000, including a long-term debt reduction of approximately $350,000. Additionally, we are in the process of negotiating the conversion of $500,000 related party long-term debt to equity. The combination of debt payoff and conversion to equity would reduce long-term debt obligations to approximately $200,000.

Year 2000 Issue

     We did not experience any disruptions to operations or any other problems relating to the Y2K issue. The Y2K issue generally refers to the problems some computer systems may have in determining the correct year for the century. We do not foresee any future problems resulting from the Y2K issue.

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

     The financial statements are filed as part of this Form 10-KSB. Refer to the index to financial statements at Item 13 below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 4, 1999, Recom selected Burnett + Company LLP to serve as its new independent accountants and, accordingly, dismissed Hansen, Barnett & Maxwell. The decision to engage Burnett + Company LLP and dismiss Hansen, Barnett & Maxwell was approved by Recom's Board of Directors. Through March 4, 1999, there were no disagreements with Hansen, Barnett & Maxwell on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth information about the present directors and senior officers of the Company:


         Name                               Age               Office
         -----------------------------     -----              -------------------------------------------------
         John (Jack) C. Epperson, Jr.       51                Chairman of the Board and Chief Executive Officer
         G.K. (Jack) Lee                    63                Director, Secretary
         Syed Z. Shariq, Ph.D.              50                Director
         Robert S. Iger, Esq.               58                Director
         John T. Flynn                      50                Director
         Curt Pringle                       40                Director
         Roger L. Akers                     46                Director
         James D. Collins                   31                Chief Financial Officer


     John (Jack) C. Epperson, Jr. has served as Recom's Chairman of the Board and Chief Executive Officer since August 1998. He also currently serves and has served for the past 11 years as the executive vice president of Recom Technologies, Inc., a corporation majority owned by he and Jack Lee. He has more than 27 years of experience in the field of corporate management, information technology and facility support services. The Company leases Mr. Epperson's services on a part-time basis from Recom Technologies, Inc. under a three-year executive employment agreement. Mr. Epperson was founder of three successful information service companies and currently serves on the board of directors of Recom International and Recom Applied Solutions.

     G.K. (Jack) Lee has served as Recom's secretary and a director since August 1998. Mr. Lee was a founder of Recom Technologies, Inc. and has been its president and a director since 1980. Mr. Lee has more than 25 years experience in the information technologies services field, including 20 years in management. He is also a board member for Recom Technologies, Inc., Goodwill Industries and Attention Control Systems, Inc.

     Syed Z. Shariq, Ph.D. has served as a director since November 1998. For the last 2 years Dr. Shariq has been a visiting professor at Stanford University. Dr. Shariq is assistant to the Center Director for Strategic Alliances at NASA Ames Research Center. He also served as a part time assistant Knowledge Asset Management Incorporated, a developer of expert systems for the CIA and the Department of Defense. Prior to joining Stanford he served as director of NASA's Ames Commercial Technology Office. Prior to joining NASA, Dr. Shariq served as a senior associate with Montgomery Securities. He has served on the faculties of several universities, including Duke and John Hopkins, and is a visiting faculty fellow at Stanford University and the University of Texas at Austin. Dr. Shariq is also a member of numerous advisory groups, including the Governor's California Information Technology Commission.

     Robert S. Iger, Esq. has served as a director since November 1998. Mr. Iger, in addition to practicing law since 1994, has served on various boards and in executive positions with LAR Holding, Ltd., Oxford First Corporation and

Xerox Corporation. Mr. Iger's practice concentrates on corporate and securities law.

     John T. Flynn has served as a director since December 1998. Mr. Flynn currently serves as a vice president with Litton/PRC with responsibilities for state and local government programs. Mr. Flynn was appointed by Governor Pete Wilson in November 1995, as California's first Chief Information Officer to oversee the state's two billion-dollar annual investment in information technology and telecommunications, a cabinet-level agency reporting directly to the Governor. Previously, Mr. Flynn served as the state of Massachusetts' first Chief Information Officer since July 1994, after spending a year as the director of the Commonwealth's Office of Management Information Systems. In October 1997, he was elected president of the National Association of State Information Resources Executives (NASIRE). Mr. Flynn also serves on the U.S. General Accounting Office's Executive Counsel on Information Management and Technology. He is also a member of the board of advisors of the Fisher Center for Management and Information Technology at the University of California, Berkeley.

     Curt Pringle has served as a director since January 1999. Mr. Pringle currently serves as a founder of Curt Pringle and Associates, a firm that specializes in public relations, consulting and government affairs. Previously, Mr. Pringle completed his final term with the California State Assembly in November 1998. After serving two years from 1988-1990, he was re-elected to the Assembly in 1992 and finished his final years of service allowed under term limits. In January 1996, Mr. Pringle was elected speaker of the California State Assembly and presided as speaker until November 1996.

     Roger L. Akers has served as a director since February 1999. Mr. Akers is a senior level executive with 20 years of experience, 15 of which were in management positions, in information technology related businesses. For the last two years Mr. Akers has been a partner in Akers & Waterman Investment Fund. A majority of Mr. Akers experience has been in the facilities management, management consulting, and systems development segments of the national and regional consulting services industry. Prior to forming Akers & Waterman, he spent 11 years building ProData, an eight office regional consulting company employing over 400 people serving public and private sector clients throughout the western U.S. His most recent two years have been spent providing strategic consulting to Fortune 100 companies, including executive staff development and equity capital development for emerging technology related businesses.

     James D. Collins has served as our Chief Financial Officer on a part-time basis since November 1998. Mr. Collins has been the Controller for Beringer Wine Estates since 1998. Prior to that time he was with PricewaterhouseCoopers LLP since 1990, where he was a senior manager prior to joining Recom. A majority of Mr. Collins experience has been related to strategic financial consulting, management of financial due diligence and acquisition efforts, and management of initial and other public offerings.

Family Relationships

     There are no family relationships between any director or executive officer.

ITEM 10.    EXECUTIVE COMPENSATION

     The following table sets forth the compensation of the Company's Chief Executive Officer during the last two complete fiscal years. Two other officers received annual compensation in excess of $100,000 during the last completed fiscal year.


                           SUMMARY COMPENSATION TABLE

                                     Annual Compensation                              Long Term Compensation
                        ----------------------------------------------  -----------------------------------------------------------
                                                                                  Awards                Payout
                                                                        ---------------------------    ----------
                                                                        Restricted
                                                          Other Annual     Stock      Securities       LTIP          All Other
                                               Bonus      Compensation   Award(s)     Underlying       Payout     Compensation ($)
                        Year       Salary        ($)           ($)          ($)      Option s (#)         ($)
                       -------- -------------- --------- -------------  ------------ --------------    ---------- -----------------
Jack Epperson (CEO)     1999     $38,611 (1)     -0-           -0-          -0-         100,000           -0-           -0-
                        1998         -0-         -0-           -0-          -0-             -0-           -0-           -0-
James P. Joyce (COO)    1999    $110,000 (1)     -0-           -0-          -0-         100,000           -0-           -0-
Jamie B. Madison        1999    $100,000         -0-           -0-          -0-         100,000           -0-           -0-
(Vice President)
-----------------------------

(1)  Pursuant to an employment agreement.


Employment/Consulting Agreements

     The Company has and intends to continue leasing Mr. Epperson's services from Recom Technologies, Inc. under a three-year Executive Employment Agreement which commenced effective November 11, 1998. Pursuant to the Agreement, Recom Technology, Inc. is paid $100/hour for Mr. Epperson's time spent on Company business. At December 31, 1999, the Company owed Recom Technologies, Inc. $63,778 for Mr. Epperson's services during 1999. In January 1999, Mr. Epperson was granted 100,000 stock options vesting ratably over a five-year period.

     Mr. James Joyce's services were leased from Recom Technologies, Inc. through December 31, 1998. Mr. Joyce became an employee of the Company on January 1, 1999. The Company has entered into a one year Executive Employment Agreement with Mr. Joyce that continues after December 31, 1999 on a month-to-month basis. In January 1999, Mr. Joyce was granted 100,000 stock options vesting ratably over a three-year period. Subsequent to year-end, Mr. Joyce resigned as an employee of the Company.

     In 1998 the Company entered into a one-year Consulting Agreement with Mr. James Collins to act as its Chief Financial Officer. As of January 1, 1999, Mr. Collins became a part-time employee of the Company. He is paid a base compensation of $57/hour and does not participate in Recom's benefit programs.

     The Company laid off Ms. Madison on February 18, 2000.

Director Compensation

     We may reimburse directors for any reasonable expenses pertaining to attending meetings, including travel, lodging and meals and presently pay outside directors $1,000 per meeting for their service. We have issued options to outside directors to purchase up to 30,000 shares of our common stock for $.25 per share. Outside directors are those who are not principal shareholders or officers, which are presently limited to Syed Shariq, Robert Iger, Kurt Pringle, Roger Akers and John Flynn. These options have different vesting schedules from 1 to 3 years. Messrs. Shariq, Iger and Flynn also each received 20,000 shares of common stock on the merger, which was issued as founders stock.

Stock Option Plan

     Our Board of Directors adopted and our shareholders approved our 1998 Stock Option Plan for the issuance of incentive and non-qualified stock options in December 1998. The stock plan was established to furnish incentives for employees, consultants and other participants to continue their service to Recom. There are 520,000 shares of common stock authorized for issuance upon exercise of options and stock appreciation rights granted under the stock plan, which have designated vesting schedules up to 5 years. As of December 31, 1999, 517,100 options to purchase Recom shares of common stock at exercise prices ranging from $.25 to $1.25 had been granted. The Board of Directors administers the Stock Option Plan. We may have to issue additional stock, options or other incentives to attract and retain qualified management and directors, both advisory and voting. Such plans and incentives could have a dilutive effect on our common stock. No option is transferable by the optionee other than by will or the laws of descent and distribution.


               OPTIONS GRANTED IN THE YEAR ENDED DECEMBER 31, 1999

                               Number of
                              Securities       % of Total Option
                              Underlying           Granted to         Exercise of
                           Options Granted    Employees in Fiscal     Base Price
Name                            in 1999            Year 1999           ($/share)         Expiration Date
---------------------      ----------------   -------------------     -----------        ---------------
Roger Akers                    30,000                  5.8%               $0.25               1/12/02
Vintzen Bellamy                 5,500                  1.1%               $0.25                1/1/02
James Collins                 100,000                 15.5%               $0.25                1/1/04
John Epperson, Jr.            100,000                 19.3%               $0.275               1/1/04
Mike Gibson                     1,000                  0.2%               $1.25               6/11/02
Bobbie Hales                   20,000                  3.9%               $0.70               10/1/03
Joni Hedin                     13,000                  2.5%               $0.25                1/1/02
James Joyce                   100,000                 19.3%               $0.25                1/1/02
Jamie Madison                 100,000                 19.3%               $0.25                1/1/02
Mehrdad Mehranpour             20,000                  3.9%               $0.25                1/1/02
Mark Otero                      5,000                  1.0%               $1.25               8/18/02
Carol Pierson                   6,000                  1.2%               $0.25                1/1/02
Curt Pringle                   30,000                  5.8%               $0.25               1/12/02
Donald Simmons                    600                  0.1%               $1.25                8/2/02
Zachary Stephen                 3,000                  0.6%               $1.25               10/4/02
Amyn Visram                     3,000                  0.6%               $0.25                1/1/00



                FISCAL YEAR END OPTION VALUE (DECEMBER 31, 1999)

                                      Number of Securities Underlying
                                    Unexercised Options/SARs at Fiscal    Value of Unexercised in the Money
                                               Year End (#)                Options/SARs at Fiscal Year End

                                     Exercisable/Unexercisable Options      Exercisable/Unexercisable Options
Name                                       at December 31, 1999                 at December 31, 1999
--------------------------           ----------------------------------   ------------------------------------
Roger Akers                                        0/30,000                            0/15,000
Vintzen Bellamy                                1,833/3,667                           917/1,834
James Collins                                 16,000/64,000                        8,000/32,000
John Epperson, Jr.                            20,000/80,000                        9,500/38,000
Mike Gibson                                        0/1,000                             0/0
Bobbie Hales                                       0/20,000                            0/1,000
Joni Hedin                                     4,333/8,667                         2,167/4,334
James Joyce                                   33,333/66,667                       16,667/33,334
Jamie Madison                                 33,333/66,667                       16,667/33,334
Mehrdad Mehranpour                             6,667/13,333                        3,334/6,667
Mark Otero                                         0/5,000                             0/0
Carol Pierson                                  2,000/4,000                         1,000/2000
Curt Pringle                                       0/30,000                            0/15,000
Donald Simmons                                     0/600                               0/0
Zachary Stephen                                    0/3,000                             0/0
Amyn Visram                                    3,000/0                             1,500/0
----------------------

* The value of unexercised in-the-money options is based on a per share price of $0.75 as quoted on the OTC Bulletin Board on March 14, 2000.


Limitation of Liability and Indemnification Matters

     Our bylaws provide that we will indemnify our officers and directors, employees and agents and former officers, directors, employees and agents unless their conduct is finally adjudged as grossly negligent or to be willful misconduct. This indemnification includes expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by these by these individuals in connection with such action, suit, or proceeding, including any appeal thereof, subject to the qualifications contained in Delaware law as it now exists. Expenses (including attorneys' fees) incurred in defending a civil or criminal action, suit, or proceeding will be paid by us in advance of the final disposition of such action, suit, or proceeding upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount, unless it shall ultimately be determined that he or she is entitled to be indemnified by us as authorized in the bylaws. This indemnification will continue as to a person who has ceased to be a director, officer, employee or agent, and will benefit their heirs, executors, and administrators. These indemnification rights are not deemed exclusive of any other rights to which any such person may otherwise be entitled apart from the bylaws. Delaware law generally provides that a corporation shall have the power to indemnify persons if they acted in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the
Company and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. In the event any such person is judged liable for negligence or misconduct, this indemnification will apply only if approved by the court in which the action was pending. Any other indemnification shall be made only after the determination by Recom's Board of Directors (excluding any directors who were party to such action), by independent legal counsel in a written opinion, or by a majority vote of stockholders (excluding any stockholders who were parties to such action).

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of March 15, 2000 by, (i) each executive officer and director of the Company; (ii) all executive officers and directors of the Company as a group; and (iii) owners of more than 5% of the Company's Common Stock.

         Name and address of                                      Number of Shares
         Beneficial Owner                    Position             Beneficially Owned             Percent
         ----------------------------       ------------          -------------------           ----------

         Officers and Directors

         John Epperson, Jr. (1)             Chairman
         10695 Pear Tree Ct.                and CEO                      300,000                   5.88%
         Auburn, CA  95603

         Jack Lee (1)                       Secretary
         19108 Bonnet Way                   and Director                 300,000                   5.88%
         Saratoga, CA 95070

         Recom Technologies, Inc.           (1)                          659,150                  12.92%
         2412 Professional Drive
         Roseville, CA 95661

         James Joyce (2)                    COO                           57,000                   1.8%
         2412 Professional Drive
         Roseville, CA 95661

         Syed Shariq, Ph.D.                 Director                      25,000                   0.49%
         204 Robin Way
         Menlo Park, CA 94025

         Robert Iger, Esq.                  Director                      20,000                   0.39%
         601 Lido Park Drive, Suite 4F
         Newport Beach, CA 92663

         John Thomas Flynn                  Director                      20,000                   0.39%
         11719 Prospect Hill Drive
         Gold River, CA 95670

         Curt Pringle                       Director                       5,000                   0.10%
         2532 DuPont Drive
         Irvine, CA 92612

         Roger Akers                        Director                       5,000                   0.10%
         8436 Marina Vista Lane
         Fair Oaks, CA 95628

         All officers and directors
         as a group (8 individuals)                                    1,334,150                  26.15%



         Other Stockholders holding over 5%

         Kayne International                    None                     280,000                   5.49%
         c/o Hutchings, Barsamian & Levy
         110 Cedar Street, Suite 250
         Wellesley Hills, MA 02181
         ------------------------------------------------------

(1) Messrs. Epperson and Lee are also officers, directors and controlling shareholders of Recom Technologies, Inc., and should be considered the beneficial owners of and to have control over the 659,150 shares owned by Recom Technologies, Inc.

(2)  Mr. Joyce resigned his position as COO on February 25, 2000.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company leases office space subject to a month-to-month lease agreement from Recom Technologies, a company majority owned by officers and directors of the Company. The Company recorded $47,280 in lease expense during December 31, 1999 and $7,880 in lease expense from July 31, 1998 (inception) to December 31, 1998. The Company believes this rent is comparable to rent that would be charged by a non-affiliated landlord.

     In August 1998, Recom's predecessor, J-2 Technologies, LLC, borrowed a total of $150,000 from four of our shareholders. John C. Epperson, Jr., Jack Lee, Kayne International, Ltd., and SOMA 2000, LLC, loaned the Company $37,500 each, evidenced by one year, unsecured promissory notes bearing interest at ten percent (10%). The proceeds of the loans were used to effect the merger with MOE. These loans are still outstanding and accruing interest and have been extended until a future secondary round of funding is completed. As of December 31, 1999, the total balance of these loans was $150,000.

     In August 1998, Recom Technologies, Inc., loaned the Company $20,000 evidenced by a one year, ten percent (10%) Promissory Note, which we used to pay for appraisals and other due diligence. In November 1998, SOMA 2000, LLC and Kayne International. Ltd., each loaned the Company an additional $10,000 pursuant to 10% Promissory Notes, which was used to pay past legal and accounting bills. These loans are still outstanding and accruing interest and have been extended until a future secondary round of funding is completed. As of December 31, 1999, the balance of these loans was $40,000.

     Recom leased certain employees and was provided with administrative support by Recom Technologies, Inc. We recorded $51,540 and $0 cost of sales and $22,569 and $63,778 operating expenses for the period from July 31, 1998 (inception) through December 31, 1998 and the year ended December 31, 1999, respectively, related to these services. In addition to these services, Recom Technologies, Inc. has advanced Recom $210,000 as of December 31, 1999. We included $32,891 in revenue for the year ended December 31, 1999 from Recom Technologies, Inc.

     Recom has debt payable to related parties of $515,173 in connection with the above costs and advances and $195,693 due to Valley Networking relating to the acquisition.

Executive Employment From Affiliate

     The Company leases the services of its President, John (Jack) Epperson, Jr., from Recom Technologies, Inc., an affiliate of the Company pursuant to a three-year Executive Employment Agreement. Pursuant to this Agreement, Mr. Epperson spends approximately 40% of his time on Company matters.

ITEM 13.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     (a)  The  following  documents  are  filed  as  part of  this  report:


          (1)  Financial Statements

               Report of Independent Accountants

               Balance Sheet at December 31, 1999                                  F-1

               Statements of Operations for the period July 31, 1998 (inception)
               through  December 31, F-3 1998,  for the year ended  December 31,
               1999 and the cumulative period July 31, 1998 to December 31, 1999   F-2

               Statement of Changes in  Stockholders'  Equity  (Deficit) for the
               cumulative  period July F-4 31, 1998  (inception) to December 31,
               1998,  for the year ended  December  31, 1999 and the  cumulative
               period July 31, 1998(inception) to December 31, 1999                F-3

               Statements of Cash Flows for the period July 31, 1998 (inception)
               through  December 31, F-5 1998,  for the year ended  December 31,
               1999 and the cumulative period July 31, 1998 to December 31, 1999   F-4

               Notes to Financial Statements                                       F-5 to 11

         (2)   Exhibits

               Exhibit 2(1)         Stock-For-Membership Interest Exchange
                                    Agreement
               Exhibit 3.1(2)       Amended Articles of Incorporation dated
                                    May 10, 1999.
               Exhibit 3.2(3)       Bylaws dated May 10, 1991.
               Exhibit 10.1(4) Shareholder Statement (filed as an exhibit to the Company's report on Form 10-QSB dated November 16, 1998)
               Exhibit 10.2(4)      Majority    Shareholder    Consent
                                    Resolution  (filed  as  an  exhibit  to  the
                                    Company's   report  on  Form  10-QSB   dated
                                    November 16, 1998)
               Exhibit 10.3(5)      1998 Stock Option Plan
               Exhibit 10.4(5) Executive Employment Agreement between RECOM Managed Systems, Inc. and Mr.
                                    James P. Joyce.
               Exhibit 10.5         Executive Employment Agreement with John
                                    Epperson, Jr.
               Exhibit 16(6)        Letter  on   change  in   certifying
                                    accountant  (filed  as  an  exhibit  to  the
                                    Company's  report on Form 8-K dated March 4,
                                    1999)
               Exhibit 27           Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter ended December 31, 1999:

         None

--------------------

(1) Incorporated by reference to exhibits previously filed on Form 8-K filed on November 10, 1998.
(2) Incorporated by reference to exhibits previously filed on Form 8-K on May 10, 1991.
(3) Incorporated by reference to exhibits previously filed on Form SB-2 on July 26, 1999.
(4) Incorporated by reference to exhibits previously filed on Form 10-QSB on November 16, 1998.
(5) Incorporated by reference to exhibits previously filed on Form 10-KSB on March 30, 1999.
(6) Incorporated by reference to exhibits previously filed on form 8-K on August 23, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           RECOM MANAGED SYSTEMS, INC.

                                             By /s/ JOHN C. EPPERSON, JR.
                                                    -----------------------
                                                    John C. Epperson, Jr.,
                                                    President and Chief
                                                    Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                       Title                                            Date
-------------------------------    --------------------------------------                  ----------------

/s/ JOHN C. EPPERSON, JR.
-------------------------------
John C. Epperson, Jr.               Chairman of the Board, President                        March 25, 1999
                                    and Chief Executive Officer
                                    (Principal Executive Officer)


/s/ G.K. (JACK) LEE
-------------------------------
G.K. (Jack) Lee                     Secretary and Director                                  March 25, 1999


/s/ JAMES D. COLLINS
-------------------------------
James D. Collins                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)            March 25, 1999

/s/ SYED Z. SHARIQ, Ph.D.
-------------------------------
Syed A. Shariq, Ph.D.               Director                                                March 25, 1999


/s/ ROBERT S. IGER, ESQ.
-------------------------------
Robert S. Iger, Esq.                Director                                                March 25, 1999


/s/ JOHN T. FLYNN
-------------------------------
John T. Flynn                       Director                                                March 25, 1999


/s/ CURT PRINGLE
-------------------------------
Curt Pringle                        Director                                                March 25, 1999


/s/ ROGER L. AKERS
-------------------------------
Roger L. Akers                      Director                                                March 25, 1999



                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of RECOM Managed Systems, Inc.

We have audited the accompanying balance sheet of RECOM Managed Systems, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, changes in stockholders' deficit and cash flows for the period July 31, 1998 (inception) through December 31, 1998, for the year ended December 31, 1999 and the cumulative period July 31, 1998 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RECOM Managed Systems, Inc. (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the period July 31, 1998 (inception) through December 31, 1998, for the year ended December 31, 1999 and the cumulative period July 31, 1998 to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a very limited operating history, is in the development stage, and, at December 31, 1999, has a negative working capital balance, as well as an accumulated net deficit. These matters raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BURNETT & COMPANY LLP


Rancho Cordova, California
March 13, 2000

                           RECOM MANAGED SYSTEMS, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                                                                     December 31,
                                                                                     -------------
                                                                                          1999

                                       ASSETS
Current assets:
     Cash ..........................................................................    $ 105,455
     Accounts receivable............................................................      193,662
     Inventory......................................................................        8,194
     Other current assets...........................................................        9,660
                                                                                        ---------
          Total current assets......................................................      316,971

Property and equipment, net.........................................................      221,057
Goodwill, net.......................................................................      198,197
                                                                                       ----------
          Total assets..............................................................   $  736,225
                                                                                       ==========
                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable...............................................................    $  66,491
     Accrued professional fees .....................................................       82,092
     Accrued payroll, bonuses and benefits..........................................       63,586
     Accrued interest...............................................................       29,636
     Due to related parties.........................................................      710,866
     Line of credit.................................................................      200,000
     Notes payable to stockholders..................................................      190,000
     Deferred revenue                                                                      27,856
                                                                                       ----------
          Total current liabilities.................................................    1,370,527

Stockholders' deficit:

     Common Stock, $0.001 par value; 50,000,000 shares authorized;
        3,249,000 shares issued and outstanding, 200,000 shares subscribed..........        3,449
     Additional paid-in capital.....................................................      753,326
     Stock subscriptions receivable from stockholders...............................      (75,000)
     Deficit accumulated during the development stage...............................   (1,316,077)
                                                                                       ----------
          Total stockholders' deficit...............................................     (634,302)
                                                                                       ----------
          Total liabilities and stockholders' deficit...............................  $   736,225
                                                                                       ==========

                       See notes to financial statements.

                           RECOM MANAGED SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                Period July                  Cumulative period
                                                                 31, 1998                      July 31, 1998
                                                              (inception) to   Year ended     (inception) to
                                                               December 31,    December 31,     December 31,
                                                              --------------  --------------  -----------------
                                                                   1998            1999             1999
                                                              --------------  --------------  -----------------

Revenues:
     Information technology consulting services...............$      79,292   $   1,016,989   $    1,096,281
     Information technology products..........................           --         290,889          290,889
                                                              --------------  --------------  -----------------
        Total revenues........................................       79,292       1,307,878        1,387,170
                                                              --------------  --------------  -----------------

Cost of revenues:
     Information technology consulting services...............       51,540         827,931          879,471
     Information technology products..........................           --         309,414          309,414
                                                              --------------  --------------  -----------------
         Total cost of revenues...............................       51,540       1,137,345        1,188,885
                                                              --------------  --------------  -----------------
Gross profit..................................................       27,752         170,533          198,285
                                                              --------------  --------------  -----------------

Operating expenses:
     Development..............................................           --         329,616          329,616
     Marketing and selling....................................       23,757         208,538          232,295
     General and administrative...............................       75,899         643,483          719,382
                                                               --------------  --------------  -----------------

Total operating expenses......................................       99,656       1,181,637        1,281,293
                                                               --------------  --------------  -----------------
Operating loss................................................      (71,904)     (1,011,104)      (1,083,008)
Interest expense..............................................        7,257          40,812           48,069
                                                               --------------  --------------  -----------------
Net loss...................................................... $    (79,161)   $ (1,051,916)   $  (1,131,077)
                                                               ==============  ==============  =================
Basic loss per share.......................................... $      (0.03)   $      (0.34)   $       (0.39)
                                                               ==============  ==============  =================

Basic weighted average
   number of shares outstanding...............................    2,361,471       3,113,487        2,891,620
                                                                ==============  ==============  =================

                       See notes to financial statements.

                           RECOM MANAGED SYSTEMS, INC.
                          (A Development Stage Company)
             Statements of Changes in Stockholders' Equity (Deficit)


                                       Common Stock          Additional       Note Receivable    Accumulated
                                    Shares      Amount    paid-in-capital    from Stockholders     Deficit        Total
                                   ---------  --------   -----------------  -------------------  ------------   -----------
Contributions at July 31, 1998     2,200,000   $ 2,200    $       17,848     $              --   $        --    $   20,048
(inception)

Reverse acquisition (Note 1)         405,000       405           (17,848)                           (185,000)     (202,443)

Net loss                                                                                             (79,161)      (79,161)
                                   ---------  --------   -----------------  -------------------  ------------   -----------
Balance at December 31, 1998       2,605,000     2,605                                              (264,161)     (261,556)

Issuance of stock                    644,000       644           629,526                                           630,170

Stock subscribed                     200,000       200           123,800                                           124,000

Stock subscriptions receivable
from stockholders                                                                      (75,000)                    (75,000)

Net loss                                                                                          (1,051,916)   (1,051,916)
                                   ---------  --------   -----------------  -------------------  ------------   -----------
Balance at December 31, 1999
                                   3,449,000   $ 3,449    $      753,326     $         (75,000)  $(1,316,077)   $ (634,302)
                                   =========  ========   =================  ===================  ============   ===========



                       See Notes to financial statements.

                           RECOM MANAGED SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                  Cumulative
                                                             Period July 31                     period July 31,
                                                            1998 (inception)                   1998 (inception)
                                                                   to            Year ended           to
                                                              December 31,      December 31,     December 31,
                                                                  1998              1999             1999
                                                            ----------------   -------------   ----------------
Cash flows from operating activities:
     Net loss...............................................     $ (79,161)      $(1,051,916)     $(1,131,077)
     Depreciation and amortization expense..................         6,370            69,369           75,739
     Consulting expense.....................................            --            19,070           19,070
     Change in assets and liabilities:
          Accounts receivable...............................       (53,766)         (139,896)        (193,662)
          Inventory.........................................            --            (8,194)          (8,194)
          Other current assets..............................            --            (9,660)          (9,660)
          Accounts payable..................................        10,006            56,485           66,491
          Accrued professional fees.........................        62,789            19,303           82,092
          Accrued payroll, bonuses and benefits.............        22,500            41,085           63,585
          Accrued interest..................................         7,257            22,379           29,636
          Deferred revenue..................................            --            27,856           27,856
                                                             ----------------   -------------   ----------------
             Net cash used in operating activities..........       (24,005)         (954,119)        (978,124)
                                                             ----------------   -------------   ----------------


Cash flows from investing activities:
     Acquisitions of property and equipment.................            --           (180,894)       (180,894)
     Business acquisitions (Note 3).........................            --            (25,000)        (25,000)
                                                               ----------------   -------------   ----------------
             Net cash used in investing activities..........            --           (205,894)       (205,894)
                                                               ----------------   -------------   ----------------
Cash flows from financing activities:
     Borrowings from related parties........................        81,989            458,184         540,173
     Payments to related parties............................            --            (92,107)        (92,107)
     Borrowings on line of credit (Note 5)..................            --            200,000         200,000
     Proceeds from notes payable to stockholders............       190,000                 --         190,000
     Payment received on stock subscription.................            --             49,000          49,000
     Reverse acquisition (Note 1)...........................      (202,443)                --        (202,443)
     Issuance of stock (Note 8).............................            --            604,850         604,850
     Deferred offering costs................................       (21,686)            21,686              --
                                                               ----------------   -------------   ----------------
             Net cash provided by financing activities......        47,860          1,241,613       1,289,473
                                                               ----------------   -------------   ----------------

Net increase in cash........................................        23,855             81,600         105,455
Cash at beginning of the period.............................            --             23,855              --
                                                               ----------------   -------------   ----------------
Cash at end of the period...................................   $    23,855         $  105,455     $   105,455
                                                               ================   =============   ================

                       See notes to financial statements.


                           RECOM MANAGED SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recom Managed Systems, Inc., (RMSI) a Delaware corporation, engages in the business of providing information technology desktop services and application solutions to mid-sized commercial and government entities in the Sacramento area. We provide a modular set of services that cover the entire lifecycle of desktops, networks and business applications from initial design through implementation, ongoing maintenance, upgrade and retirement. We are considered to be in the development stage as limited revenues have been derived from operations.

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

Revenue recognition Information technology consulting service revenues are recognized in the period services are provided based upon rates established by contract. Revenue from the sale of information technology products is recognized upon equipment installation. Billing for internet services in advance of performance is recorded as deferred revenue.

Concentration of credit risk Financial instruments which potentially expose us to concentrations of credit risk consist primarily of cash and accounts receivable. We place temporary cash investments with FDIC-insured financial institutions in accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and accordingly do not believe we are exposed to any significant credit risk on cash. We generally require no collateral from our customers but do perform credit evaluations of our customers' financial condition when we deem it appropriate. Concentrations of credit risk with respect to accounts receivable consist of approximately 32% of the accounts receivable balance at December 31, 1999 due from one customer, and are generally limited due to the credit-worthiness of the customers. No provision for doubtful accounts has been recorded during the period from July 31, 1998 (inception) to December 31, 1998, the year ended December 31, 1999 or for the cumulative period July 31, 1998 to December 31, 1999.

Concentration of revenues Total revenue from a single customer accounted for 100% of information technology consulting services revenue for the period from July 31, 1998 (inception) to December 31, 1998. Total revenue from three customers accounted for approximately 74% of information technology consulting services revenue for the year ended December 31, 1999.

Inventory Inventory consists of computer components, stated at the lower of cost (determined on the average cost basis) or market.

Property and equipment Property and equipment is recorded at historical cost. Maintenance and repairs are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets currently ranging from one to three years.

Stock-based compensation We account for our stock option plan in accordance with the provisions of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock.

Goodwill Goodwill is amortized on a straight-line basis over 15 years.

Advertising Advertising is expensed to operating exepenses as incurred.

Income taxes Income taxes are recorded using the liability method. Under this method, deferred taxes are determined by applying current tax rates to the difference between the tax and financial reporting bases of our assets and liabilities. In estimating future tax consequences, all expected future events are considered, except for potential income tax law or rate changes.

For the period from July 31, 1998 (inception) to December 31, 1998 and for the year ended December 31, 1999, we generated a federal and state net operating loss of approximately $75,000 and $1,050,000, respectively. These losses can be used to offset future taxable income through the year 2019 and 2006 for federal and state purposes, respectively. We have recorded a full valuation allowance for the deferred tax asset related to these operating losses.

Earnings per share Basic net loss per share is computed on the weighted average number of shares of common stock outstanding during each period. The weighted average number of shares outstanding do not include potentially dilutive instruments including stock options and warrants as we have reported a loss from operations for the period from July 31, 1998 (inception) to December 31, 1998, the year ended December 31, 1999 and the cumulative period from July 31, 1998 (inception) to December 31, 1999.

Reclassifications     Reclassifications  have  been  made to the 1998  financial statements to conform to the 1999 presentation.

2.       GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have had a limited operating history, are in the development stage, and, at December 31, 1999, have negative working capital as well as an accumulated net deficit. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should we be unable to continue in existence. Continuation as a going concern is dependent on obtaining necessary funds to continue operations. We plan to generate these funds through a combination of private placement and / or public offerings. There is no assurance, however, that such plans will be completed or, if completed, will generate sufficient funds to enable continued operations for the next twelve months.

3.       BUSINESS ACQUISITION

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

The Acquisition was financed with (1) $25,000 of cash on hand, (2) $50,000 due to the seller upon RMSI's completion of an equity offering, (3) issuance of 5,000 shares of common stock valued at $6,250, and (4) a $212,800 amount due to Valley. The amount due to Valley bear's interest at 15% and is payable in 18 equal installments of $13,500. The balance at December 31, 1999 was $145,693 and is recorded as a payable due to related parties. At December 31, 1999, there was $1,821 in accrued interest relating to this note payable.

The allocation of the purchase price to the assets acquired and liabilities assumed has been made using estimated fair values at the date of acquisition and is summarized as follows:

Purchase price.............................................    $ 294,050
Cost  assigned to tangible assets..........................       88,298
                                                               ---------
Cost  attributable to intangible assets....................    $ 205,752
                                                               =========

Additionally, for a period of three years from the date of acquisition, Valley or its principal stockholder (at the discretion of the principal stockholder), is entitled to fifty percent of all net profits over four percent of gross revenue derived from existing and new customer work obtained as a direct result of the principal stockholder's efforts, provided that the principal stockholder has served as a full time employee during each twelve month period (the "Earnout"), provided that it does not exceed $100,000 per year. No additional consideration was recorded for the Earnout for the year ended December 31, 1999.

The resulting intangible assets have been allocated to goodwill and are being amortized on a straight line basis over 15 years. At December 31, 1999 accumulated amortization was $7,555.

The following pro forma unaudited information has been prepared assuming that the Valley acquisition had taken place on May 26, 1998 (date of Valley's inception):

                                       Period from
                                     May 26, 1998 to          Year ended
                                    December 31, 1998      December 31, 1999
                                   ------------------     ------------------

Revenues .........................    $  383,084            $ 1,626,037
Operating loss....................      (118,539)              (982,977)
Net loss .........................      (148,331)            (1,024,972)
Basic loss per share..............         (0.06)                 (0.33)

4.       PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following at December 31, 1999:

Computer equipment.........................................      $ 151,174
Software...................................................        108,674
Furniture and equipment....................................          9,000
                                                              ------------
                                                                   268,848
Less accumulated depreciation..............................       (67,791)
                                                              ------------
                                                                   201,057
Equipment not placed in service............................         20,000
                                                              ------------
                                                                  $221,057
                                                              ============
5.       LINE OF CREDIT AGREEMENT

In May 1999, we entered into a line of credit agreement with a bank with a maximum borrowing capacity of $200,000. The agreement matures in May 2000; is secured by all accounts receivable, inventory, property and equipment; and bears interest at the prime rate. At December 31, 1999, we have borrowed $200,000 against the line of credit to fund general development and operating expenses.

6.       RELATED PARTY TRANSACTIONS

We lease our office space subject to a month-to-month lease agreement from Recom Technologies, a company majority owned by officers and directors of RMSI. We recorded $7,880 and $47,280 in lease expense for the period from July 31, 1998 (inception) to December 31, 1998 and the year ended December 31, 1999, respectively.

We also leased certain employees and were provided with administrative support by Recom Technologies. We recorded $51,540 and $0 cost of sales and $22,569 and $63,778 operating expenses for the period from July 31, 1998 (inception) through December 31, 1998 and the year ended December 31, 1999, respectively, related to these services. In addition to these services, Recom Technologies has advanced RMSI $210,000 as of December 31, 1999. We included $32,891 in revenue for the year ended December 31, 1999 from Recom Technologies.

We have a due to related parties of $515,173 related to the above costs and advances and $195,693 due to Valley relating to the acquisiton.

7.       NOTES PAYABLE TO STOCKHOLDERS

Notes payable to stockholders consist of the following at December 31, 1999:

                                                                                          Interest
                                                                                             Rate           Payable
                                                                                          ---------       ------------
     Recom Technologies, unsecured, monthly interest
     only payments, due on demand                                                          10.00%         $   20,000
     Various stockholders,  unsecured,  monthly interest only payments, original maturity date of August, 1999 or
     the closing date of the second private placement offering                             10.00%            170,000
                                                                                                           -----------
                                                                                                           $  190,000
                                                                                                           ===========


At December 31, 1999, there is $26,257 in accrued interest on these notes payable.

It is not practicable to determine the fair value of notes payable to stockholders due to their related party nature.

8.       STOCKHOLDERS DEFICIT

In September 1999, we entered into an agreement with four foreign corporations for the sale of a total of 1,333,332 shares of common stock for $0.75 per share. As of December 31, 1999, we have received $49,000 which has been recorded against the stock subscriptions receivable. Subsequent to year end the transaction was renegotiated to reflect that 200,000 shares were issued for a total consideration of $49,000 (received as of December 31, 1999) and $75,000 subsequently received in January, 2000. We have recorded the transaction based on the renegotiated agreement.

In June 1999, we completed a private placement offering of 50,000 shares of common stock. Gross proceeds totaled $100,000 as no selling commissions or direct offering costs were incurred in connection with the offering. Also in June 1999, we issued 75,000 shares as compensation in connection with a corporate advisory agreement.

In March 1999, we completed a private placement offering of 504,000 shares of common stock. Gross and net proceeds after selling commissions and direct offering costs totaled $630,000 and $504,850, respectively. Selling and commissions and direct offering costs of $78,650 and $46,500, respectively, were charged to equity upon completion of the private placement.

In January 1999, we issued 10,000 shares of common stock to two directors as compensation for their service.

9.       STOCK OPTIONS

In January 1999, we adopted the 1998 Stock Option Plan providing for the granting of options to purchase shares of our common stock to key employees, directors, officers and consultants as designated by our Board of Directors. Under the plan, we are authorized to grant both incentive and non-qualified stock options for up to 520,000 shares of common stock at an exercise price not less than 100% and 85% of the fair market value on the date of grant for incentive options and non-qualified options, respectively.

No compensation cost has been recognized in connection with option grants. Had compensation cost for the options issued under our plan been based on the fair value at the grant dates, as described in SFAS 123, our net loss would not have been materially different from the loss reported in the financial statements. Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the minimum value option-pricing model considering the following weighted average assumptions: (a) an expected life of 2 years , (b) risk-free interest rate of 5.35%, (c) expected volatility ranging from 12% to 50% and (d) 0% dividend yield. The weighted-average fair value of options granted using the minimum value option pricing model was $3,833 in 1999.

10.  COMMITMENT

In August 1998, we entered into a sales agreement with Pacific Bell Internet Services ("PBI") in which PBI will provide us with internet access services. The sales agreement requires us to pay PBI $907 per month and expires in July 2001.

The schedule of future minimum payments required under the above agreement is as follows:

           Year Ending December 31:                       Amount
           ------------------------                   ------------
                   2000                               $     10,884
                   2001                                      6,349
                                                      ------------
                                                      $     17,233
                                                      ============
11.      PENSION PLAN

We established a 401(k) savings plan during 1999, which covers substantially all employees of RMSI. Under this plan, employees can elect to contribute up to 14% of their annual pay to the plan (subject to certain limits prescribed by tax law). We make a matching contribution equal to 100% of every dollar the employees contribute to the plan up to a maximum of $1,800 per year. Employees vest ratably over four years in the RMSI's matching contributions. For the year ended December 31, 1999 we contributed $14,532.

12.  SUPPLEMENTAL DISCLOSURES REGARDING CASH FLOWS

For the year ended December 31, 1999, non-cash investing and financing activities consist of $88,298 in tangible assets and $205,752 in goodwill for the purchase of Valley which was acquired through debt of $262,800, cash of $25,000 and the issuance of 5,000 shares of common stock valued at $6,250 Also, a $124,000 note receivable was acquired for issuance of common stock subscriptions, of which $75,000 was still outstanding at December 31, 1999 (See
Note 13).

For the period of July 31, 1998 (inception) to December 31, 1998, non-cash investing and financing activities consisted of the issuance of 2,200,000 shares of common stock in exchange for assets with a book value of $20,048.

During the year ended December 31, 1999, we issued 85,000 shares in exchange for consulting services valued at $19,070.

Interest expense paid for the year ended December 31, 1999 amounted to $18,433.

13.  SUBSEQUENT EVENTS

In January, we received an additional $75,000 on the stock subscriptions receivable. In March 2000, the agreement was modified and 200,000 shares of common stock were issued to the investors of the foreign corporations in exchange for the previous advances of $49,000 and $75,000.

In February 2000, we signed a lease for office space and internet services for $4,543 per month with a related party. The new lease run through January 2001.