Form 10QSB
period 2000-03-31
RECOM MANAGED SYSTEMS INC DE/
filed 2000-06-20
CIK 810365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                         Commission File Number 33-11795

                           RECOM MANAGED SYSTEMS, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)



              DELAWARE                                   87-0441351
 --------------------------------        --------------------------------------
 (State of other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)

             2412 Professional Drive
             Roseville, California                         95661
    ----------------------------------------            ----------
    (Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number including area code: (916) 789-2022


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

              YES    X             NO


Common stock, $.001 par value, 3,448,986 issued and outstanding as of May 15, 1999.

                                      INDEX

                                                                          PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1.  Financial Statements (Unaudited) .............................3

     ITEM 2.  Management's Discussion and Analysis .........................7


PART II - OTHER INFORMATION

     ITEM 1.  Legal Proceedings............................................12

     ITEM 2.  Changes in Securities........................................12

     ITEM 3.  Defaults upon Senior Securities..............................12

     ITEM 4.  Submission of Matters to a Vote of Security Holders..........12

     ITEM 5.  Other Information............................................12

     ITEM 6.  Exhibits and Reports on Form 8-K.............................12

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           RECOM MANAGED SYSTEMS, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                                                                    March 31,
                                                                                      2000
                                                                                 -------------
                                       ASSETS
Current assets:
      Cash                                                                       $     14,088
      Accounts receivable                                                              72,258
      Deferred offering costs                                                              --
      Inventory                                                                        12,186
      Other current assets                                                             25,262
                                                                                 -------------
         Total current assets                                                         123,794

Property and equipment, net                                                           197,069
Goodwill, net                                                                         198,197
                                                                                 -------------
      Total assets                                                               $    519,060
                                                                                 =============

                  LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Current liabilities:
      Accounts payable                                                           $    127,766
      Accrued professional fees                                                        65,646
      Accrued payroll, bonuses and benefits                                                --
      Accrued interest                                                                 33,547
      Due to related parties                                                          862,946
      Line of credit                                                                  200,000
      Notes payable to stockholders                                                   190,000
      Deferred revenue                                                                 29,361
                                                                                 -------------
         Total current liabilities                                                  1,509,266

Stockholders (deficit):
      Common Stock,  $0.001 par value;  50,000,000 shares authorized;
      3,249,000 shares issued and outstanding and 200,000 subscribed                    3,449
Additional paid-in capital                                                            753,326
Stock subscriptions receivable from stockholders                                           --
Deficit accumulated during the development stage                                   (1,746,981)
                                                                                 -------------
      Total stockholders equity (deficit)                                            (990,206)
                                                                                 -------------
      Total liabilities and stockholders deficit                                 $    519,060
                                                                                 ==============


                       See notes to financial statements.

                           RECOM MANAGED SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                                     Three months             Three months
                                                                         Ended                    Ended
                                                                        March 31,               March 31,
                                                                          2000                    1999
                                                                 -----------------         -----------------
Revenues:
      Information technology consulting services                 $      160,423            $     171,932
      Information technology products                                    32,378
                                                                 -----------------         -----------------
          Total revenues                                                192,801                  171,932

Cost of revenues:

      Information technology consulting services                        278,069                  110,115
      Information technology products                                    25,854
                                                                 -----------------         -----------------
          Total cost of revenues                                        303,923                  110,115
                                                                 -----------------         -----------------
      Gross profit                                                     (111,122)                  61,817
                                                                 -----------------         -----------------
Operating expenses:

      Development                                                        29,206                  118,597
      Marketing and selling                                              53,263                  105,475
      General and administrative                                        142,736                   56,921
                                                                 -----------------         -----------------
Total operating expenses                                                225,205                  280,993
                                                                 -----------------         -----------------
Operating loss                                                         (336,327)                (219,176)
Interest expense                                                         13,366                    4,685
Sale of assets                                                           (8,079)
Provision for income taxes                                                1,816
                                                                 -----------------         -----------------
Net loss                                                               (343,430)                (223,861)
                                                                 =================         =================
Basic and diluted loss per share                                         ($0.10)                  ($0.08)

Basic and diluted weighted average number
      Of shares outstanding                                           3,448,986                2,891,620



                       See notes to financial statements.

                           RECOM MANAGED SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                      Three months              Three months
                                                                         Ended                      Ended
                                                                        March 31,                  March 31,
                                                                          2000                      1999
                                                                   -----------------           ----------------
Cash flows from operating activities:
      Net loss                                                     $      (343,430)            $     (223,861)
      Depreciation and amortization expense                                 22,641                      3,963
      Other                                                                     --                        320
      Change in assets and liabilities:
          Accounts receivable                                              121,404                    (75,419)
          Inventory                                                         (3,992)
          Other current assets                                             (15,602)                    (8,000)
          Accounts payable                                                  61,275                     29,150
          Accrued professional fees                                        (16,446)                   (49,339)
          Accrued payroll, bonuses and benefits                            (63,585)                    57,715
          Accrued interest                                                   3,911                      4,685
          Due to Related Party                                                                         14,998
          Deferred revenue                                                   1,505
                                                                   -----------------           ----------------

              Net cash used in operating activities                       (232,319)                  (245,788)
Cash flows from investing activities:
      Acquisitions of property and equipment                                    --                    (88,238)
                                                                   -----------------           ----------------
              Net cash used in investing activities                             --                    (88,238)

Cash flows from financing activities:
      Borrowings from related parties                                      247,773
      Net proceeds on sale of equipment                                        913                         --
      Deferred offering costs                                                   --                     21,686
      Payments received on stock subscriptions                              75,000
      Reverse acquisition (Note 1)                                              --                         --
      Issuance of stock (Note 7)                                                --                    504,850
                                                                   -----------------           ----------------
          Net cash provided by financing activities                        323,686                    526,536

Net increase in cash                                                        91,367                    192,510
Cash at beginning of the period                                            216,365                     23,855
                                                                   -----------------           ----------------
Cash at end of the period                                          $       124,998             $      216,365
                                                                   =================           ================

                        See notes to financial statements

                           RECOM MANAGED SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Recom Managed Systems, Inc., (RMSI) a Delaware corporation, engages in the business of providing information technology desktop services and application solutions to mid-sized commercial and government entities in the Sacramento area. RMSI provides a modular set of services that cover the entire lifecycle of desktops, networks and business applications from initial design through implementation, ongoing maintenance, upgrade and retirement. RMSI is considered to be in the development stage as limited revenues have been derived from operations.

     RMSI was formed on July 31, 1998 as J2 Technologies, LLC ("J2"), a California limited liability company. On October 30, 1998, pursuant to a "Stock-for-Membership Interest Exchange Agreement", J2 acquired all of the outstanding common stock of an inactive public shell company, Mt. Olympus Enterprises, Inc. ("MOE"). For accounting purposes the acquisition has been treated as a recapitalization of MOE with J2 as the acquirer (reverse acquisition). In connection with the closing of the reverse acquisition, MOE's name was changed to Recom Managed Systems, Inc. The historical financial statements prior to October 30, 1998, are those of J2.

2.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly RMSI's financial position at March 31, 2000 and the results of operations and cash flows for the quarter ending March 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, refer to our financial statements for the year ended December 31, 1999.

     The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. RMSI has had a limited operating history, are in the development stage, and, at March 31, 2000, have negative working capital as well as an accumulated net deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should RMSI be unable to continue in existence. Continuation as a going concern is dependent on obtaining necessary funds to continue operations. There is no assurance, however, that sufficient funds will be obtained to enable continued operations.

3.   BUSINESS ACQUISITION

     On June 11, 1999, RMSI completed the acquisition (the "Acquisition") of substantially all of the assets of Valley Networking, Inc. ("Valley"), a Sacramento, California based firm which provides a comprehensive set of high quality computer products and services to local mid-sized companies. Acquired assets primarily included computer systems and technologies, equipment and inventory for a purchase price of $294,050. The acquisition was accounted for using the purchase method of accounting.

     The Acquisition was financed with (1) $25,000 of cash on hand, (2) $50,000 due to the seller upon RMSI's completion of an equity offering, (3) issuance of 5,000 shares of common stock valued at $6,250, and (4) a $212,800 amount due to Valley. The amount due to Valley bear's interest at 15% and is payable in 18 equal installments of $13,500. The balance at March 31, 2000 was $118,693 and is recorded as a payable due to related parties.

     The allocation of the purchase price to the assets acquired and liabilities assumed has been made using estimated fair values at the date of acquisition and is summarized as follows:

Purchase price............................................    $ 294,050
Cost  assigned to tangible assets.........................       88,298
                                                              ---------
Cost  attributable to intangible assets...................    $ 205,752
                                                              =========

     Additionally, for a period of three years from the date of acquisition, Valley or its principal stockholder (at the discretion of the principal stockholder), is entitled to fifty percent of all net profits over four percent of gross revenue derived from existing and new customer work obtained as a direct result of the principal stockholder's efforts, provided that the principal stockholder has served as a full time employee during each twelve month period (the "Earnout"), provided that it does not exceed $100,000 per year. No additional consideration was recorded for the Earnout. As of March 31, 2000, an Earnout for the first 12 months was negotiated to be $48,000 as part of a revised employment agreement with the principal stockholder.

4.   LINE OF CREDIT AGREEMENT

     In May 1999, RMSI entered into a line of credit agreement with a bank with a maximum borrowing capacity of $200,000. The agreement matures in May 2000; is secured by all accounts receivable, inventory, plant and equipment; and bears interest at the prime rate. At March 31, 2000, RMSI had borrowed $200,000 against the line of credit to fund general development and operating expenses.

5.   RELATED PARTY TRANSACTIONS

     RMSI leases our office space subject to a month-to-month lease agreement from Recom Technologies, a company majority owned by officers and directors of RMSI. RMSI recorded $47,280 in lease expense for the period from July 31, 1998 (inception) to December 31, 1998. Lease expenses for the three months ending March 31, 2000 were $3,683.

     RMSI also leased an employee by Recom Technologies and was provided with administrative support as part of the monthly rent. RMSI recorded $19,200 for the three months ending March 31, 2000 for the leased employee. In addition to these services, Recom Technologies has advanced RMSI $210,000 as of March 31, 2000. RMSI included $3,031 in revenue for the three months ended March 31, 2000 from Recom Technologies.

     In February 2000, RMSI signed a lease for office space and internet services for $3,293 per month with a related party. The lease runs for six months.

6.   NOTES PAYABLE TO STOCKHOLDERS

     Notes payable to stockholders consist of the following at March 31, 2000:


                                                                                           Interest
                                                                                             Rate           Payable
                                                                                          ----------    -------------

     Recom Technologies, unsecured, monthly interest
     only payments, due on demand                                                          10.00%       $    20,000

     Notes to John C. Epperson, Jr., unsecured, monthly interest
     only payments, maturity dates from March - May, 2002                                   8.50%       $    52,000

     Various stockholders,  unsecured,  monthly interest only payments, original maturity date of August, 1999 or
     the closing date of the second private placement offering                             10.00%           170,000
                                                                                                        -----------
                                                                                                        $   242,000
                                                                                                        ===========

     It is not practicable to determine the fair value of notes payable to stockholders due to their related party nature.

7.   STOCKHOLDERS DEFICIT

     In September 1999, RMSI entered into an agreement with four foreign corporations for the sale of a total of 1,333,332 shares of common stock for $0.75 per share. As of March 31, 2000 RMSI had received $124,000 in proceeds from the sale. The agreements were renogotiated in March, 2000 and 200,000 shares of common stock was issued in exchange for the money received.

     In March 1999, RMSI completed a private placement offering of 504,000 shares of common stock. Gross and net proceeds after selling commissions and direct offering costs totaled $630,000 and $504,850, respectively. Selling and commissions and direct offering costs of $78,650 and $46,500, respectively, were charged to equity upon completion of the private placement.

     During the three months ended March 31, 2000, a total of $75,000 was received from the foreign owned corporations and is recorded as Additional paid-in capital. No selling expenses were charged in connection with these proceeds. Also during this period, $52,000 was loaned to RMSI by a related party.

8.   SUBSEQUENT EVENTS

         In January 2000, the four foreign owned corporations advanced an additional $75,000. On March 6, 2000, RMSI modified the agreement made with these four foreign owned corporations. The new agreement called for the sale of a total of 1,652,000 shares of common stock for $826,000 in cash. In addition, 200,000 shares of common stock (Note 7) were issued to the investors of the foreign corporations in exchange for the previous advances of $124,000. However, no money has been received to date in accordance with terms of the renegotiated agreement.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Caution about forward-looking statements

     This Form 10-QSB includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We do not undertake to update the information in this Form 10-QSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-QSB. Investors should read all of these risks carefully.

Results of operations

     For the quarter ended March 31, 2000, and the quarter ended March 31, 1999, revenues totaled $192,801 and $171,932 respectively. Revenues during the first quarter 1999 were earned exclusively from consulting contracts with three customers. Revenues earned during the quarter ended March 31, 2000, were derived from a combination of consulting contracts, networking services obtained through the acquisiton of Valley Networking, Inc. in June 1999, and an electronic commerce development project. Revenues from consulting contracts decreased in 2000 as the Company focused on providing network and applications services.

     The net loss of $343,430 and $223,861 for the quarter ended March 31, 2000, and the quarter ended March 31, 1999, respectively, can be attributed to development, marketing and selling, and general and administrative expenses incurred during our developing stage. Also, the Company was unable to further develop capabilities or perform an aggressive marketing program due to the failure of investors to provide funding according to the terms of Stock Purchase and Sales contracts (see "Capital Financing" below).

     According to the terms of acquisition of Valley Networking, the Company is obligated to make 18 monthly payments of $13,500 to Valley's principal stockholder, commencing July 1999. These payments amounted to $40,500 during the quarter ended March 31, 2000.

Capital Financing

     On September 15, 1999, we entered into an agreement with four foreign owned corporations for the sale of 1,333,332 shares of our common stock for $0.75 per share. Because the purchasers required free-trading shares, we guaranteed the registration of the shares sold by issuing unsecured promissory notes to the purchasers in the aggregate amount of $1,000,000 that automatically cancel upon the effective date of our planned Registration Statement on Form SB-2. The Company filed the Registration Statement with the Securities and Exhange Commission on July 26, 1999. At December 31, 1999, we received $49,000 related to these agreements and an additional $75,000 was received in January 2000. On March 6, 2000, the agreements were renegotiated. The investors agreed to fund $826,000 in four weekly payments of no less than $50,000, followed by weekly payments of no less than $25,000. However, as of March 31, 2000, no payments had been received. Due to the failure of these investors to provide the funds agreed to, the Company withdrew its Registration Statement on June 6, 2000.

     In March 1999, we completed private placement offerings of 504,000 shares of common stock resulting in gross proceeds of $630,000. The shares, representing 16% of our outstanding shares after completion of the offering, were sold to 17 qualifying investors. Net proceeds from the offering, after selling commissions of $78,650 and direct offering costs of $46,500, totaled $504,850. The net proceeds from the offering were used to fund our continuing operations and development. The selling commissions and direct offering costs were charged directly to equity.

Liquidity and sources of capital

     As of March 31, 2000, we had current assets of $123,794 with current liabilities of $1,509,266 representing a negative working capital of $990,206 compared to a positive working capital of $19,753 for the quarter ended 3/31/99. Cash used in operating activities, totaling $225,205, for the quarter ended 3/31/00 and $280,993 for the quarter ended 3/31/99, which is attributable to development, marketing and selling, and general and administrative expenses incurred during our developing stage.

     During the three month period ended 3/31/00, cash flows from financing activities consisted of $75,000 of net proceeds from the stock purchases described above and the borrowing of $68,000 from related parties. During the comparable three-month period in 1999, cash flows from financing activities include $504,850 from the sale of stock referred to above.

     Our capital deficit in late 1999 and continuing through the first quarter of 2000 was primarily caused by the failure of the four foreign owned corporations to invest $1,000,000 according to their stock purchase agreements. As a result, we borrowed extensively from related parties in order to maintain a positive cash position. As stated above, as of March 6, 2000, the agreements with these investors were renegotiated; however no payments have been received to date and the Company does not anticipate any further funding from these investors.

     The Company had projected that investment funding would be used to support on-going operations and growth such that we would realize a positive cash flow in the third quarter of 2000 from operations. This investment funding would have also included debt reduction of approximately $350,000 and negotiating the conversion of $500,000 related party long-term debt to equity. The combination of debt payoff and conversion to equity was expected to reduce long-term debt obligations to approximately $200,000 by the end of 2000. However, since no investment funding has been received subsequent to the date the investment agreements were renegotiated, the Company will not be able meet these projections. Furthermore, due to the loss of this anticipated capital investment, the Company is no longer able to continue operations.

     On April 28, 2000, the Company determined to seek voluntary bankruptcy protection. The Company is currently evaluating whether to attempt to reorganize itself in bankruptcy (a Chapter 11 filing) or to liquidate itself (a Chapter 7 filing). Bankruptcy counsel has been retained and a bankruptcy filing is anticipated in the near future.

Subsequent Events

         Subsequent to March 31, 2000 the Company failed to receive any payments from the foreign investors. It obtained an additional loan of $10,000 from related parties to meet immediate cash flow requirements and significantly reduced operational expenses. The Board of Directors authorized the Company to file for bankruptcy protection with the U.S. Bankruptcy Court in the Eastern Division of California.

     The Company is currently preparing an application for consideration by the trustee of the bankruptcy court.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     There are no legal proceedings against the Company, or to which the Company or any of its officers or directors are a party, and to the knowledge of the Company's management, no claims have been made against the Company for the quarter covered by this report.


ITEM 2. CHANGES IN SECURITIES

     None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As of March 31, 2000, the Company was current on all of its debt obligations. However, due to insufficient cash flow, subsequent to the quarter ended March 31, 2000, the Company became delinquent in its debt and lease obligations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 5. OTHER INFORMATION

     Due to a severe shortage of cash flow and the lack of anticipated capital infusions, the Company's future is in doubt. As of March 31, 2000, the Company had reduced its staff and operations and management was evaluating various options relating to the Company's future business activities including the possible discontinuance of business operations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits: None

          (b) Reports on Form 8-K: Subsequent to the end of the quarter the Company filed a Form 8-K reporting an Item 5 event regarding its intention to file for bankruptcy.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           RECOM MANAGED SYSTEMS, INC.


Dated:  June 19, 2000                  /s/ JACK EPPERSON, JR.
                                           -------------------------------------
                                           Jack Epperson, Jr.
                                           President and Chief Financial Officer