Form 10QSB
period 2000-06-30
RECOM MANAGED SYSTEMS INC DE/
filed 2000-08-10
CIK 810365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2000


                         Commission File Number 33-11795

                           RECOM MANAGED SYSTEMS, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)



             DELAWARE                                     87-0441351
 ---------------------------------       ---------------------------------------
 (State of other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)

      2412 Professional Drive
       Roseville, California                              95661
  -------------------------------------                ----------
 (Address of Principal Executive Office)               (Zip Code)


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

                                 YES X        NO


      Common stock, $.001 par value, 3,448,986 issued and outstanding as of July 31, 2000.

                                      INDEX

                                                                          PAGE
PART I - FINANCIAL INFORMATION

     ITEM 1.  Financial Statements (Unaudited) ..............................3

     ITEM 2.  Management's Discussion and Analysis .........................10


PART II - OTHER INFORMATION

     ITEM 1.  Legal Proceedings.............................................12

     ITEM 2.  Changes in Securities.........................................12

     ITEM 3.  Defaults upon Senior Securities...............................12

     ITEM 4.  Submission of Matters to a Vote of Security Holders...........12

     ITEM 5.  Other Information.............................................12

     ITEM 6.  Exhibits and Reports on Form 8-K..............................12

                                PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               Recom Managed Systems, Inc.
                              (A Development Stage Company)
                                      Balance Sheet


                                                                              June 30,
                                                                                2000
                                                                          -------------
                                     ASSETS
 Current Assets:
   Cash                                                                   $      4,209
   Prepaid and Deposits                                                   $     16,500
   Accounts Receivable                                                    $     29,164
                                                                          -------------
     Total Current Assets                                                 $     49,873

Property and equipment, net                                               $    116,404
Goodwill, net                                                             $    198,197
                                                                          -------------
   Total assets                                                           $    364,474

                  LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Current Liabilities:
   Accounts Payable                                                       $    150,598
   Accrued Legal & Accounting                                             $     82,092
   Interest Payable                                                       $     28,078
   Line of Credit                                                         $    200,000
   Due to Related Party-Current                                           $    731,282
   Notes payable to stockholders                                          $    190,000
   Deferred Revenue                                                       $     11,737
                                                                          -------------
     Total Current Liabilities                                            $  1,393,787


Stockholders (deficit):                                                   $      4,582
    Common stock, $.001 par value; 50,000,000 shares
    authorized; 3,448,986 shares issued and outstanding
Additional paid-in capital                                                $    752,193
Deficit accumulated during the development stage                             ($185,000)
Retained Earnings-Prior                                                    ($1,131,077)
Year-to-Date Earnings                                                        ($470,011)
                                                                          -------------
     Total stockholders equity (deficit)                                   ($1,029,313)
                                                                          -------------

     Total liabilities and stockholders deficit                           $    364,474
                                                                          =============



                         See notes to financial returns

                           Recom Managed Systems, Inc
                          (A Development Stage Company)
                                Income Statement



                                                     Three months          Three months                 Six Months Ended
                                                     Ended June 30,        Ended June 30,                    June 30,
                                                          2000                  1999               2000              1999
                                                    ----------------      ----------------     -------------     ------------
Revenues:

Information Tech Consulting Services                 $      118,696        $     167,425       $    279,119       $  339,357
Information Technology Products                      $        2,592        $           0       $     34,970       $        0
Other Income                                         $            0        $           0       $      9,347       $        0
                                                    ----------------      ----------------     -------------     ------------
   Total revenues                                    $      121,288        $     167,425       $    323,435       $  339,357
                                                    ----------------      ----------------     -------------     ------------
Adjustments to Revenue                               $            0        $           0           ($60,868)      $        0
                                                    ----------------      ----------------     -------------     ------------
   Net Revenue                                       $      121,288        $     167,425       $    262,568       $  339,357
                                                    ----------------      ----------------     -------------     ------------
Cost of Revenues:

Information Tech Consulting Services                 $        6,000        $      54,599       $    284,069       $  164,714
Information Technology Products                      $        4,529        $           0       $     30,383       $        0
                                                    ----------------      ----------------     -------------     ------------
   Total Cost of Revenues                            $       10,529        $      54,599       $    314,452       $  164,714
                                                    ----------------      ----------------     -------------     ------------
Gross Profit                                         $      110,759        $     112,826           ($51,884)      $  174,643
                                                    ----------------      ----------------     -------------     ------------
Operating expenses:

   Development                                       $            0        $     145,310       $     29,206       $  263,907
   Marketing and Selling                             $        1,412        $      54,968       $     54,675       $  111,889
   General and Administrative                        $       90,699        $     183,250       $    233,435       $  288,725
                                                    ----------------      ----------------     -------------     ------------
Total operating expenses                             $       92,111        $     383,528       $    317,315       $  664,521
                                                    ----------------      ----------------     -------------     ------------
Operating profit / (loss)                            $       18,648            ($270,702)         ($369,199)       ($489,878)
                                                    ----------------      ----------------     -------------     ------------
Interest Expense                                           ($13,336)             ($4,737)          ($12,521)         ($9,422)
Gain/Loss/Deval of Assets                            $        8,079        $           0           ($83,259)      $        0
Provisions for Taxes                                 $        1,816        $           0       $      5,032       $        0
                                                    ================      ================     =============     ============
NET PROFIT                                           $       11,575            ($275,439)         ($470,011)       ($499,300)
                                                    ================      ================     =============     ============
Basic and diluted loss per share                     $         0.00               ($0.09)            ($0.14)          ($0.17)

Basic and diluted weighted average                        3,448,986            3,133,560          3,448,986        2,975,052
  number of shares outstanding


                        See notes to financial statements

                           Recom Managed Systems, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows

                                                                  Six months ended            Six months ended
                                                                    June, 30 2000               June, 30 1999
                                                                  ----------------            -----------------
Cash flows from operating activities:
    Net loss                                                          ($470,011)                    ($499,300)
    Depreciation and amortization expense                              ($45,998)               $        8,623
    Other                                                                                      $          320
    Change in assets and liabilities:
        Accounts receivable                                        $     65,364                      ($56,021)
        Inventory                                                       ($8,194)
        Other current assets  (Note 3)                                ($183,504)                     ($17,679)
        Accounts payable                                           $     69,107                $       87,854
        Accured professional fees                                  $     32,485                      ($62,660)
        Accured payroll, bonuses and benefits                          ($63,586)               $       16,776
        Accured interest                                                ($1,558)               $        9,422
        Due to related party                                       $     94,550                      ($10,002)
        Deferred revenue                                               ($16,119)
                                                                  ----------------            -----------------
          Net cash used in operating activities                       ($527,464)                    ($522,667)

Cash flows from investing activities:
    Acquisitions of property and equipment                                                          ($112,405)
    Business acquisitions                                                                            ($25,000)

Cash flows from financing activities:
    Borrowings on line of credit                                                               $       50,000
    Net proceeds on sale of equipment                              $      2,613
    Notes payable to stockholders (Note 6)                         $    239,000
    Issuance of stock                                              $     75,000                $      604,850
    Deferred offering costs                                                                    $       21,686
                                                                  ----------------            -----------------
        Net cash provided by financing activites                   $    316,613                $      676,536

Net increase in cash                                                  ($210,851)               $       16,464
Cash at beginning of period                                        $    216,365                $       23,855
                                                                  ----------------            -----------------
Cash at end of period                                              $      5,514                $       40,319


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

     On June 26, 2000, RMSI filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court, Eastern District of California. Until a reorganization plan is approved by the court, the company has discontinued operations. As a result, any comparisons of financial information with prior periods may not be meaningful.

2.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly RMSI's financial position at June 30, 2000 and the results of operations and cash flows for the quarter ending June 30, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, refer to our financial statements for the year ended December 31, 1999.

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

     The allocation of the purchase price to the assets acquired and liabilities assumed has been made using estimated fair values at the date of acquisition and is summarized as follows:

Purchase price................................................     $ 294,050
Cost  assigned to tangible assets.............................        88,298
                                                                   ---------
Cost  attributable to intangible assets.......................     $ 205,752
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

     In lieu of two installments on the note described above, the company transferred certain assets to the principal stockholder of Valley in April 2000. This, together with certain inventory and depreciation adjustments, is reflected in charges to Other Current Assets.

4.   LINE OF CREDIT AGREEMENT

     In May 1999, RMSI entered into a line of credit agreement with a bank with a maximum borrowing capacity of $200,000. The agreement matured in May 2000 and is secured by all accounts receivable, inventory, plant and equipment; and bears interest at the prime rate. At June 30, 2000, RMSI had borrowed $200,000 against the line of credit to fund general development and operating expenses.

5.   RELATED PARTY TRANSACTIONS

     RMSI leases its office space subject to a month-to-month lease agreement from Recom Technologies, a company majority owned by officers and directors of RMSI. RMSI recorded $47,280 in lease expense for the period from July 31, 1998 (inception) to December 31, 1999. Lease expenses for the six months ending June 30, 2000 were $4,433.


6.   NOTES PAYABLE TO STOCKHOLDERS AND RELATED PARTIES

     Notes payable to stockholders and related parties consist of the following at June 30, 2000:


                                                                             Interest
                                                                               Rate          Payable
                                                                           -----------     -----------

     Recom Technologies, unsecured, monthly interest
     only payments, due on demand                                            10.00%          $230,000

     Notes to John C. Epperson, Jr., unsecured, monthly interest
     only payments, maturity dates from March - May, 200                     28.50%          $ 78,000

     Various stockholders,  unsecured,  monthly interest only payments, original maturity date of August, 1999 or
     the closing date of the second private placement offering               10.00%           170,000
                                                                                           -----------
                                                                                             $478,000
                                                                                           ===========

     It is not practicable to determine the fair value of notes payable to stockholders due to their related party nature.

7.   STOCKHOLDERS DEFICIT

     In September 1999, RMSI entered into an agreement with four foreign corporations for the sale of a total of 1,333,332 shares of common stock for $0.75 per share. RMSI had received $124,000 in proceeds from the sale and is recorded as Additional paid-in capital. On March 6, 2000, RMSI modified the agreement made with these four foreign owned corporations. The new agreement called for the sale of a total of 1,652,000 shares of common stock for $826,000 in cash. Pursuant to the renegotiated agreement 200,000 shares of common stock were issued in exchange for the funds received. No selling expenses were charged in connection with these proceeds. However, no funds have been received in accordance with terms of the renegotiated agreement. Also during this period, $78,000 was loaned to RMSI by a related party


8.   SUBSEQUENT EVENTS

     The holder of the Line of Credit note issued a demand for payment of the outstanding balance of $200,000 plus accrued interest on July 12, 2000. Because RMSI lacked the cash reserves to pay the note, the bank issued a demand against Recom Technologies, a related company that had signed as guarantor on the note. Recom Technologies subsequently paid the balance. This obligation will be reflected on future financial statements as Due to Related Party.

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

Results of operations

         The Company filed for bankruptcy protection on June 26, 2000 with the U.S. Bankruptcy Court, Eastern District of California. Given insufficient cash, it had not actively conducted operations during the majority of the second quarter 2000. Hence, any comparisons of financial information presented herein with prior periods may not be meaningful.

         The Company realized a net profit of $11,575 during the period April 1, 2000 through June 30, 2000. This resulted from residual billings for services for which Company expenses were previously incurred. A net loss of $470,011 was realized for the first six months of 2000 compared to a net loss of $499,300 for the first six months of 1999.

         As of June 30, 2000, the Company had ceased conducting any business and does not expect to commence business operations until after the bankruptcy reorganization is completed and a new line of business is identified by management.

Liquidity and sources of capital

         In anticipation of receiving $826,000 in capital financing according to agreements, John Epperson, President and CEO, provided personal bridge loans of $22,000, bringing his total loans to the Company for the year to $78,000.

         As a result of the bankruptcy, the Company has discontinued operations and expenses have been reduced to a minimum. The Company will pay on-going expenses with liquid assets on hand.

Subsequent Events

         Comerica Bank, the holder of the Line of Credit note, issued a demand for payment of the outstanding balance of $200,000 plus accrued interest on July 12, 2000. Because RMSI lacked the cash reserves to pay the note, the bank issued a demand against Recom Technologies, a related company that had signed as guarantor on the note. Recom Technologies subsequently paid the balance. This obligation will be reflected on future financial statements as Due to Related Party

                           PART II - OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

        Due to ongoing, insufficient cash flow and/or outside capital investments, the Company's Board of Directors determined that the Company should seek bankruptcy protection. On June 26, 2000, the Company voluntarily filed a petition with the U.S. Bankruptcy Court in the Eastern District of California, Sacramento Division (Case No. 00-27398-B-11). The Company is seeking to reorganize under Chapter 11 of the Bankruptcy Code.


ITEM 2.  CHANGES IN SECURITIES

        None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        As of June 30, 2000, the Company was delinquent in its debt and lease obligations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None


ITEM 5.  OTHER INFORMATION

        Due to a severe shortage of cash flow and the lack of anticipated capital infusions, the Company has reduced its work force down to only its President, John Epperson, and the Company is not conducting any business at the present time. The Company does not anticipate conducting any business until after a reorganization plan has been approved by the Bankruptcy Court. As a result of the reorganization plans, the Company does not expect to carry on any business related to its former activities.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: None

     (b)  Reports on Form 8-K:

          (i) The Company filed a Form 8-K for April 28, 2000 reporting an Item 5 event regarding its intention to file for bankruptcy.

          (ii) The Company filed a Form 8-K for June 26, 2000 reporting an Item 3 event regarding filing for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

                                   SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             RECOM MANAGED SYSTEMS, INC.


Dated:  August 10,  2000
                                      /s/  JOHN EPPERSON, JR.
                                           -------------------------------------
                                           John Epperson, Jr.
                                           President and Chief Financial Officer