Form 10QSB
period 2000-09-30
RECOM MANAGED SYSTEMS INC DE/
filed 2000-11-17
CIK 810365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2000


                         Commission File Number 33-11795

                           RECOM MANAGED SYSTEMS, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)



                   DELAWARE                              87-0441351
       -------------------------------   ---------------------------------------
         (State of other jurisdiction    (I.R.S. Employer Identification Number)
        incorporation or organization)

             914 Westwood Blvd.
                  Suite 809
            Los Angeles, California                          90024
        -----------------------------------------  ---------------------------
        (Address of Principal Executive Offices)           (Zip Code)


        Registrant's telephone number including area code: (818) 702-9977


                             2412 Professional Drive
                           Roseville, California 95661
                                 (916) 789-2022
                  ---------------------------------------------
                  (Former address if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     Common stock, $.001 par value, 1,320,000 issued and outstanding as of November 10, 2000.

                                      INDEX

                                                                                          PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1.  Financial Statements (Unaudited) ..............................................3

     ITEM 2.  Management's Discussion and Analysis ..........................................9


PART II - OTHER INFORMATION

     ITEM 1.  Legal Proceedings.............................................................10

     ITEM 2.  Changes in Securities.........................................................10

     ITEM 3.  Defaults upon Senior Securities...............................................10

     ITEM 4.  Submission of Matters to a Vote of Security Holders...........................11

     ITEM 5.  Other Information.............................................................11

     ITEM 6.  Exhibits and Reports on Form 8-K..............................................11


                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       Recom Managed Systems, Inc.
                      (A Development Stage Company)
                              Balance Sheet
                               (Unaudited)

                                                                   September 30,
                                                                       2000
                                                                   -------------
                                 ASSETS

Current Assets:
   Cash                                                           $       5,373
                                                                  --------------
     Total Current Assets                                         $       5,373

Property and equipment, net                                       $      72,651
                                                                  --------------
   Total assets                                                   $      78,024
                                                                  ==============
              LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Current Liabilities:
   Accounts Payable                                               $     150,011
   Accrued Legal & Accounting                                     $      82,092
   Interest Payable                                               $      24,237
   Due to Related Party-Current  (Note 5)                         $     935,710
   Notes payable to stockholders (Note 6)                         $     190,000
   Deferred Revenue                                               $      11,737
                                                                  --------------
     Total Current Liabilities                                    $   1,393,787

Stockholders (deficit):
    Common stock, $.001 par value; 50,000,000 shares
    authorized; 3,448,986 shares issued and outstanding           $       3,449
Additional paid-in capital                                        $     753,326
Deficit accumulated during the development stage                    ($2,072,538)
                                                                  --------------
     Total stockholders deficit                                     ($1,315,763)
                                                                  --------------
     Total liabilities and stockholders deficit                   $      78,024
                                                                  ==============


                        See notes to financial statements

    Recom Managed Systems, Inc
   (A Development Stage Company)
         Income Statement
            (Unaudited)


                                                                                                                        Cummulative
                                                                                                                          period
                                           Three months        Three months        Nine months          Nine months    July 1, 1998
                                              Ended               Ended               Ended                Ended       (inception)to
                                          September 30,        September 30,        September 30,     September 30,    September 30,
                                              2000                1999                 2000               1999             2000
                                          -------------       ---------------      ---------------    --------------   -------------
Revenues:

Information Tech Consulting Services      $         0         $   271,568          $   279,119        $   610,925      $ 1,375,400
Information Technology Products           $         0         $    27,408          $    34,970        $    27,408      $   325,859
Other Income                              $         0         $         0          $     9,347        $         0      $     9,347
                                          -------------       ---------------      ---------------    --------------   -------------
   Total revenues                         $         0         $   298,976          $   323,436        $   638,333      $ 1,710,606
                                          -------------       ---------------      ---------------    --------------   -------------
Adjustments to Revenue                    $         0         $         0             ($60,868)       $         0         ($60,868)
                                          -------------       ---------------      ---------------    --------------   -------------
   Net Revenue                            $         0         $   298,976          $   262,568        $   638,333      $ 1,649,738
                                          -------------       ---------------      ---------------    --------------   -------------

Cost of Revenues:

Information Tech Consulting Services            ($572)        $   250,001          $   283,497        $   467,715      $ 1,162,968
Information Technology Products           $         0         $    35,436          $    30,383        $    35,436      $   339,797
                                          -------------       ---------------      ---------------    --------------   -------------
   Total Cost of Revenues                       ($572)        $   285,437          $   313,880        $   503,151      $ 1,502,765
                                          -------------       ---------------      ---------------    --------------   -------------
Gross Profit                              $       572         $    13,539             ($51,312)       $   135,182      $   146,973
                                          -------------       ---------------      ---------------    --------------   -------------
Operating expenses:

   Development                            $         0         $    71,661          $    29,206        $   335,568      $   358,822
   Marketing and Selling                  $         0         $    63,410          $    54,675        $   175,299      $   286,970
   General and Administrative             $   286,817         $   173,848          $   520,251        $   428,323      $ 1,239,633
                                          -------------       ---------------      ---------------    --------------   -------------
Total operating expenses                  $   286,817         $   308,919          $   604,132        $   939,190      $ 1,885,425
                                          -------------       ---------------      ---------------    --------------   -------------
Operating profit / (loss)                   ($286,245)          ($295,380)           ($655,444)         ($804,008)     ($1,738,452)
                                          -------------       ---------------      ---------------    --------------   -------------
Interest Expense                          $         0            ($17,489)            ($12,521)          ($26,911)        ($60,590)
Gain/Loss on Disposition of Assets        $         0         $         0             ($83,259)       $         0         ($83,259)
Provisions for Taxes                            ($205)        $         0              ($5,237)       $         0          ($5,237)
                                          =============       ===============      ===============    ==============   =============
NET LOSS                                    ($286,450)          ($312,869)           ($756,461)         ($830,919)     ($1,887,538)
                                          =============       ===============      ===============    ==============   =============
Basic and diluted loss per share               ($0.08)             ($0.09)              ($0.22)            ($0.26)          ($0.61)

Basic and diluted weighted average          3,448,986           3,448,986            3,448,986          3,195,990        3,084,554
  number of shares outstanding


      See notes to financial statements

           Recom Managed Systems, Inc.
          (A Development Stage Company)
             Statement of Cash Flows
                   (unaudited)

                                                                                                         Cumulative period
                                                                                                       July 1, 1998 (inception)
                                                            Nine months ended      Nine months ended      to September 30,
                                                           September 30, 2000     September 30, 1999             2000
                                                           ------------------     ------------------   ------------------------
Cash flows from operating activities:
    Net loss                                                     ($756,461)          ($830,919)             ($1,887,538)
    Depreciation and amortization expense                      $    72,571         $    42,381              $   148,310
    Writedown of goodwill                                      $   188,160                                  $   188,160
    Bad debts                                                  $    28,966                                  $    28,966
    Loss and disposition of property & equipment               $    83,259                                  $    83,259
    Other                                                                          $       320              $    19,070
    Change in assets and liabilities:
        Accounts receivable                                    $   164,696            ($19,075)                ($28,966)
        Inventory                                              $     8,194            ($32,335)             $         0
        Other current assets  (Note 3)                         $     9,660            ($10,206)             $         0
        Accounts payable                                       $    83,520         $    27,838              $   150,010
        Accured professional fees                              $         0            ($20,828)             $    82,092
        Accured payroll, bonuses and benefits                     ($63,585)            ($1,907)             $         0
        Accured interest                                           ($5,399)        $    19,052              $    24,237
        Due to related party, net                              $    24,844         $   207,489              $   472,910
        Deferred revenue                                          ($16,119)                                 $    11,737
                                                           ------------------     ------------------   ------------------------
          Net cash used in operating activities                  ($177,695)          ($618,190)               ($707,753)

Cash flows from investing activities:
    Acquisitions of property and equipment                                           ($149,255)               ($180,894)
    Business acquisitions                                                             ($25,000)                ($25,000)
    Proceeds of disposition of property & equipment            $     2,613                                  $     2,613
                                                           ------------------     ------------------   ------------------------
     Net cash provided by (used in) investing activities       $     2,613           ($174,255)               ($203,281)

Cash flows from financing activities:
    Borrowings on line of credit                                                   $   200,000              $   200,000
    Reverse acquisition                                                                                       ($202,443)
    Notes payable to stockholders                                                                           $   190,000
    Issuance of stock                                          $    75,000         $   623,600              $   728,850
    Deferred offering costs                                                        $    21,686              $         0
                                                           ------------------     ------------------   ------------------------
        Net cash provided by financing activites               $    75,000         $   845,286              $   916,407

Net increase (decrease) in cash                                  ($100,082)        $    52,841              $     5,373
Cash at beginning of period                                    $   105,455         $    23,855              $         0
                                                           ------------------     ------------------   ------------------------
Cash at end of period                                          $     5,373         $    76,696              $     5,373

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

    On June 26, 2000, RMSI filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court, Eastern District of California. The Company has significantly reduced its current operations. (See Note 7) During the three months ended September 30, 2000, the Company recorded valuation allowances totaling $217,126 to write off goodwill and receivables associated with its discontinued operation. As a result, any comparisons of financial information with prior periods may not be meaningful.

2.    BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly RMSI's financial position at September 30, 2000 and the results of operations and cash flows for the quarter ending September 30, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, refer to our financial statements for the year ended December 31, 1999.

3.      LINE OF CREDIT AGREEMENT

    In May 1999, RMSI entered into a line of credit agreement with Comerica Bank with a maximum borrowing capacity of $200,000. The agreement matured in May 2000 and was secured by all accounts receivable, inventory, plant and equipment; and bears interest at the prime rate. The holder of the Line of Credit note issued a demand for payment of the outstanding balance of $200,000 plus accrued interest on July 12, 2000. Because RMSI lacked the cash reserves to pay the note, the bank issued a demand against Recom Technologies, a related company that had signed as guarantor on the note. Recom Technologies subsequently paid the balance. This obligation is reflected on financial statements as Due to Related Party.

4.      RELATED PARTY TRANSACTIONS

    RMSI leases its office space subject to a month-to-month lease agreement from Recom Technologies, a company majority owned by officers and directors of RMSI. RMSI recorded $47,280 in lease expense for the period from July 31, 1998 (inception) to December 31, 1999. Lease expenses for the nine months ending September 30, 2000 were $5,258.

5.      DUE TO RELATED PARTIES

    Obligatons to related parties consist of the following at September 30, 2000:

Interest
                                                                            Rate       Payable

    Recom Technologies, unsecured, monthly interest
    only payments, due on demand                                          10.00%  $    230,000

    Notes to John C. Epperson, Jr., unsecured, monthly interest
    only payments, maturity dates from March - May, 2002                   8.50%  $     78,000

    Recom Technologies, outstanding invoices                                 N/A  $    427,710

    Recom Technologies, line of credit payoff                                N/A       200,000
                                                                                  ------------
                                                                                  $    935,710
                                                                                  ============


    It is not practicable to determine the fair value of notes payable to stockholders due to their related party nature.


6.      NOTES PAYABLE TO STOCKHOLDERS AND RELATED PARTIES

    Notes payable to stockholders and related parties consist of the following at September 30, 2000:

Interest
                                                                            Rate      Payable
                                                                         -------- -------------

    Recom Technologies, unsecured, monthly interest
    only payments, due on demand                                          10.00%  $     20,000

    Various stockholders,  unsecured,  monthly interest only
    payments,  original maturity date of August, 1999 or
    the closing date of the second private placement offering             10.00%       170,000
                                                                                  ------------
                                                                                  $    190,000
                                                                                  ============

    It is not practicable to determine the fair value of notes payable to stockholders due to their related party nature.


7.      SUBSEQUENT EVENTS

    On October 26, 2000 the United States Bankruptcy Court, Eastern District of California confirmed a Chapter 11 reorganization plan for the company. Specific details of the reorganization are presented in a Form 8-K that was submitted November 9, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


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

Results of operations

        The Company filed for bankruptcy protection on June 26, 2000 with the U.S. Bankruptcy Court, Eastern District of California. Given insufficient cash, it had not actively conducted operations during the third quarter 2000. Hence, any comparisons of financial information presented herein with prior periods may not be meaningful.

        The Company realized no revenues during the period July 1, 2000 through September 30, 2000 compared to revenues of $298,976 for the comparable quarter of 1999. The lack of revenues is a result of the Company filing for bankruptcy and changing its business objectives to developing new lines of business.

        The Company reported a reduction in costs of revenue of $572 for the quarter ended September 30, 2000 compared to costs of $285,437 for the quarter ended September 30, 1999. The reduction in costs of revenue occurred as a result of a refund from a supplier. This significant reduction in costs also reflects the Company's reduced operations due to its bankruptcy.

        As a result of the Company's bankruptcy and the anticipated change in business direction, general and administrative expenses include a write-off of the Company's remaining accounts receivable in the amount of $28,966 and a write-off of its remaining goodwill of $188,160. The Company is also eliminating its prepaid costs and deposits of $16,500, as these amounts have now been charged against related expenses. As a result of these adjustments, a net loss of $286,450 was realized for the third quarter of 2000 compared to a net loss of $312,869 for the third quarter of 1999. These changes have also reduced the Company's total assets to $78,024 compared to $364,474 for the preceding quarter ended June 30, 2000. As a result of the confirmation of the Company's Reorganization Plan and discharge of debts which occurred subsequent to the end of the third quarter, the Company anticipates removing most of its current liabilities during the fourth quarter.

        As of June 26, 2000, the Company was carrying on minimal business operations until after the bankruptcy reorganization is completed. For the foreseeable future, the Company does not expect to reorganize revenues and will keep operating expenses to a minimum until new lines of business are developed or acquired.

Liquidity and sources of capital

        In anticipation of receiving $826,000 in capital financing according to agreements, John Epperson, former President and CEO, provided personal bridge loans of $22,000, bringing his total loans to the Company for the year to $78,000.

        As a result of the bankruptcy, the Company is no longer conducting operations as an Application Service Provider supporting electronic business applications and expenses have been reduced to a minimum. The Company will pay on-going expenses with either additional capital investments in or advances to the Company from its largest stockholder.

Subsequent Events

    On October 26, 2000 the United States Bankruptcy Court, Eastern District of California confirmed a Chapter 11 reorganization plan for the Company. Specific details of the reorganization are presented in a Form 8-K that was filed November 9, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        Due to ongoing, insufficient cash flow and/or outside capital investments, the Company's Board of Directors determined that the Company should seek bankruptcy protection. On June 26, 2000, the Company voluntarily filed a petition with the U.S. Bankruptcy Court in the Eastern District of California, Sacramento Division (Case No. 00-27398-B-11). The Company sought to reorganize under Chapter 11 of the Bankruptcy Code. On October 26, 2000, the Company's Plan of Reorganization was confirmed by the Bankruptcy Court. The Plan of Reorganization became effective on November 6, 2000 and the implementation of the Plan commenced on that date.


ITEM 2.  CHANGES IN SECURITIES

        None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        As of September 30, 2000, the Company was delinquent in its debt and lease obligations. On July 14, 2000, the Company's line of credit (in the amount of $200,000) was paid by the guarantor, Recom Technologies, Inc. Recom Technologies submitted a claim in the Company's bankruptcy proceeding for a like amount.

        The lease obligation was terminated on June 30, 2000 with $2,759.20 in arrears which was listed as a claim against the Company in its bankruptcy proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On September 25, 2000, the Company, as debtor in a Chapter 11 bankruptcy proceeding and pursuant to an order of the Bankruptcy Court, mailed to all stockholders of record a "Debtor's Proposed Disclosure Statement" and "Debtor's Proposed Plan of Reorganization." This material was sent to stockholders seeking their approval of the Proposed Plan of Reorganization. The overwhelming majority of those stockholders responding, voted in favor of acceptance of the Proposed Plan of Reorganization.


ITEM 5.  OTHER INFORMATION

        Due to a severe shortage of cash flow and the lack of anticipated capital infusions, as of September 30, 2000, the Company had reduced its work force down to only its President, John Epperson, and the Company was not conducting any of its former business. Subsequent to the end of the quarter and as a result of the confirmation of the Company's reorganization plan, the Company's outstanding common stock was reverse split, effective November 9, 2000, in a ratio of 1 post-split share for each 28.74 shares previously held. However, no existing shareholder received less than one post-split share. Pursuant to the Reorganization Plan, the Company also anticipates issuing up to 60,000 shares of common stock to creditors of the Company. In addition, 1,200,000 shares of common stock were issued to Vanguard West LLC which will own approximately 87% of the outstanding voting stock upon the full implementation of the Reorganization Plan. The Company's previous officers and directors have voluntarily resigned and Sim Farar and Arthur Lyons now comprise the officers and directors of the Company. The Company's business operations will now focus on identifying and evaluating new lines of business and commercial opportunities for the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:  None

        (b)  Reports on Form 8-K:

             None filed for the period covered by this Report.

                                   SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          RECOM MANAGED SYSTEMS, INC.


Dated:  November 16,  2000
                                      /s/  SIM FARAR
                                           -------------------------------------
                                           Sim Farar
                                           President and Chief Financial Officer