Form 10KSB
period 2000-12-31
RECOM MANAGED SYSTEMS INC DE/
filed 2001-03-22
CIK 810365

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       ----------------------------------

     For the Fiscal Year Ended                  Commission File Number
         December 31, 2000                             33-11795

                           RECOM MANAGED SYSTEMS, INC.

              Delaware                                87-0441351
-------------------------------------      ----------------------------------
      (State of Incorporation)             (I.R.S. Employer Identification)

                          Principal Executive Offices:
                        914 Westwood Boulevard, Suite 809
                              Los Angeles, CA 90024
                            Telephone: (818) 702-9977

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

                                Yes  X       No
                                    ---         ---

The issuer's revenues for its most recent fiscal year were $ 323,436.

As of March 1, 2001, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately $584,766 based upon the closing sales price of $3.25/share.

                         ISSUERS INVOLVED IN BANKRUPTCY
                      PROCEEDING DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                Yes  X       No
                                    ---         ---

         On June 26, 2000 the Registrant filed for bankruptcy under Chapter 11 of the Federal Bankruptcy Code in the Eastern District of California.

As of March 1, 2001, the Registrant had outstanding 1,379,928 shares of common stock ($.001 par value).

                       Documents Incorporated by Reference

         Certain exhibits required by Item 13 have been incorporated by reference from the Company's previously filed Form 8-K's, SB-2, Form 10-QSB and Form 10-KSB.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                        Page of
                                                                         Report
                                     PART I

ITEM 1.       BUSINESS                                                      1

ITEM 2.       PROPERTIES                                                    4

ITEM 3.       LEGAL PROCEEDINGS                                             4

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           4


                                 PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS                                           4

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION    5

ITEM 7.       FINANCIAL STATEMENTS                                         10

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE                          22


                                PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS                     23
              AND CONTROL PERSONS; COMPLIANCE WITH
              SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10.      EXECUTIVE COMPENSATION                                       24

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT                                                   26

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               27

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K                             28


SIGNATURES                                                                 29

                                     PART I

ITEM  1. DESCRIPTION OF BUSINESS

General

RECOM Managed Systems, Inc. ("Recom" or the "Company") was formed to develop, service and manage commercial computer networks both on-site and remotely via the Internet. Prior to June 26, 2000, the Company provided services including developing, hosting and supporting Internet-based applications for electronic business. The Company also became an Application Service Provider for small and mid-size companies. As a result of the Company's reorganization, its new business activities include business development, consulting and evaluations.

Reorganization

         On June 26, 2000, the Company filed a Voluntary Petition for Reorganization Under Chapter 11 of the Federal Bankruptcy Code in the Eastern District of California, Sacramento Division. The Company continued to manage its business in the ordinary course as debtor-in-possession subject to the control and supervision of the Federal Bankruptcy Court for the Eastern District of California (the "Bankruptcy Court"). Due to the lack of operating capital, the Company released all of its employees, except for its President, Jack Epperson, and significantly reduced its business operation.

         On September 20, 2000, the Company submitted a Proposed Plan of Reorganization and Proposed Disclosure Statement to the Bankruptcy Court. On September 26, 2000, the Company's Plan of Reorganization received preliminary approval by the Bankruptcy Court and was mailed to all creditors and shareholders for their approval. Prior to the filing of the Proposed Plan of Reorganization, a line of credit in the amount of $200,000 plus accrued interest owed by the Company to Comerica Bank was paid by Recom Technologies, Inc., a related company that had signed as Guarantor on the line of credit.

         The Plan of Reorganization provided for the treatment of the pre-petition claims by creditors and the interests of shareholders by dividing them into two classes. The general unsecured creditors, as Class 1, would share, on a pro rata basis, in any cash assets available for distribution to creditors. Creditors could elect to receive $500 cash in liquidation of their entire claim. Creditors not electing the $500 payment, would be paid a pro rata share of the net cash assets of the Company and be issued shares of the Company's common stock pro rata, based upon the amount of each creditor's claim remaining unpaid after all cash assets had been disbursed. The maximum number of shares issuable to Class 1 creditors in recognition of their unpaid claims was 60,000 shares. These shares, when issued, represented approximately 4.3% of the then outstanding shares of the Recom's common stock.

         The Plan also provided for the issuance of 1,200,000 shares of common stock to Vanguard West, LLC in exchange for a $100,000 payment made into the bankruptcy estate by Vanguard West, LLC. This amount of shares represents approximately 87% of the then outstanding shares of Recom's common stock.

         The Class 2 group consisted of shareholders of the Company. As part of the Plan of Reorganization, all existing outstanding shares of Recom's common stock were reverse split, whereby 28.74 shares of outstanding common stock were consolidated into one share of post-reverse split common stock. However, no current shareholder received less than one share of the post-split common stock. No shareholder received any cash distribution in their capacity as a shareholder. The reverse stock split was effective on November 9, 2000, pursuant to which the 3,448,986 shares of then outstanding common stock were consolidated into approximately 120,000 shares of stock, representing approximately 8.7% of the current outstanding shares of Recom's common stock. As of December 31, 2000, 1,379,928 shares of Recom's common stock were outstanding as a result of the full implementation of the Plan.

         The Plan also provided for a total discharge of the Company and its officers and directors from all pre-petition debts, expenses and legal causes of action which may have existed on or before the filing of the bankruptcy on June 26, 2000.

         The Plan also provided for the payment of administrative costs and professional fees with the remainder of any cash assets to be distributed on a pro rata basis to Class 1 creditors.

         As a result of the Company's solicitation for approval of the Plan, all the votes received from creditors and shareholders were in favor of acceptance of the Plan as proposed.

         The Plan was confirmed by the Bankruptcy Court on October 26, 2000. The confirmation order became final on November 7, 2000 with the effective date of the Plan occurring on November 13, 2000.

         The above summary of principal provisions of the Plan is qualified in its entirety by reference to the Proposed Plan of Reorganization filed herewith as Exhibit A.

         Pursuant to the confirmed Plan, on December 30, 2000, the Disbursing Agent distributed $64,806 and 60,000 shares of the Company's common stock to 30 Class 1 creditors. The Disbursing Agent also paid $38,350 of administrative and professional fees related to the bankruptcy.

         The Disbursing Agent filed a final Post Confirmation Report with the Bankruptcy Court on February 13, 2001. A Final Decree and Order Closing Case was issued on March 13, 2001, at which time the Company's bankruptcy case was closed without objection.

Fresh-Start Reporting

         In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company was required to adopt fresh-start accounting as of November 7, 2000 at the time the proposed Plan was approved by the Bankruptcy Court. The Company was required to adopt fresh-start reporting because the holders of the existing voting shares immediately prior to filing and confirmation of the Plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than the total of its post-petition liabilities and allowed claims.

         In accordance with fresh-start accounting, the gain on discharge of debt resulting from the bankruptcy proceedings as reflected on the predecessor Company's financial statements for the period ended November 6, 2000 was eliminated, and, at November 7, 2000, the reorganized Company's financial statements reflected no beginning retained earnings or deficit. Since November 7, 2000, the Company's financial statements have been prepared as if it were a new reporting entity and a vertical black line has been placed to separate pre-reorganization operating results (the "Predecessor Company") from post-reorganization operating results (the "Reorganized Company") since they are not prepared on a comparable basis.

         Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganization value, which approximates fair value at the date of reorganization. The Company's management determined that, based on the fact that the Company has historically incurred losses from operations and has projected minimal future operating profits, the reorganization value of the Company (the fair value of the Company before considering liabilities) was equivalent to the fair value of the Company's tangible assets and that no other intrinsic value existed above the amount paid for common stock by Vanguard West LLC as part of the Plan of Reorganization. As a result, all assets and liabilities have been stated at their fair value.

Post-Reorganization Operations

         Upon confirmation of the Plan, the Company ceased conducting operations as an applications service provider. The Company is now engaged in various types of business consulting including business development and evaluating various businesses which may offer advantageous business opportunities for the Company. Such business opportunities could include capital investments or a business acquisition by or a combination with, the Company. Until such business opportunities are identified, the Company expects to operate with minimal assets and liabilities and little or no operating income.

Employees

         At December 31, 2000, the Company had no full-time employees. The Chief Executive Officer, Mr. Sim Farar, is expected to devote approximately 60% of his time on Company related matters. The Corporate Secretary, Mr. Arthur Lyons, is expected to provide services on an as-needed basis.

Risks Associated with Recom's Business

         Since the Company emerged from bankruptcy, it has embarked on a new line of business, that is consulting to and evaluations of other businesses and entities. The Company has no track record in this line of business. The Company's future success will depend on its ability to identify and associate with other successful businesses. There is no assurance as to when or if the Company will be able to combine with, acquire or invest in companies with the requisite potential for success and profitability.

         As of December 31, 2000, the Company had no operating revenue and recorded a net loss of $27,679. Consequently, it will be dependent on outside capital to fund its business operations. Although the Company expects its majority shareholder to make capital investments or cash advances to the Company to cover operating expenses, there is no assurance that such outside capital will be sufficient to fund all operating costs. Any delay in or failure to receive such capital would have a substantially adverse impact on the Company's ability to continue business operations. The issuance of additional equity securities by the Company, if needed, will result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial or private loans or cash advances, assuming those loans would be available, will increase the Company's liabilities and future cash commitments.

         The Company is a service-based company and does not own significant tangible assets. Consequently, if Recom were unsuccessful, there would be few tangible assets, which would have minimal liquidation value.

         The audit report of Recom's independent auditors includes a "going concern" qualification. In the auditor's opinion, Recom's limited operating history and the accumulated net deficit as of December 31, 2000, raise substantial doubt about its ability to continue as a going concern.

ITEM  2. DESCRIPTION OF PROPERTY

         The Company's corporate headquarters are located in Los Angeles, California. The Company's office facilities are currently provided on a no-cost basis by the Company's Chairman and Chief Executive Officer. The Company believes that its current facilities are adequate to meet its foreseeable requirements or that suitable additional or substitute space will be available if necessary.

ITEM  3. LEGAL PROCEEDINGS

         Due to ongoing, insufficient cash flow and outside capital investments, the Company's Board of Directors determined that the Company should seek bankruptcy protection. On June 26, 2000, the Company voluntarily filed a petition with the Federal Bankruptcy Court in the Eastern District of California, Sacramento Division (Case No. 00-27398-B-11.) The Company sought to reorganize under Chapter 11 of the Federal Bankruptcy Code. On October 26, 2000, the Company's Plan of Reorganization was confirmed by the Bankruptcy Court. The confirmation order became final on November 7, 2000 and the implementation of the Plan commenced on that date. The Plan of Reorganization became effective on November 13, 2000.

         The Disbursing Agent distributed all cash and 60,000 shares of the Company's common stock on December 30, 2000. A Postconfirmation Report and a Final Report by the Disbursing Agent were submitted to the Bankruptcy Court on February 13, 2001 and a final order to close the bankruptcy proceeding was signed on March 13, 2001.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM  5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.

         Commencing on October 30, 1998, the Company's common stock was traded in the NASDAQ Electronic Bulletin Board under the symbol "RMSI". Effective as of November 9, 2000, a reverse stock split of 28.74 to one occurred which reduced the Company's then outstanding common stock from 3,448,986 shares to approximately 120,000 shares. Effective as of November 9, 2000, the Company's trading symbol was changed to "RECM". The following chart sets forth the known high and low price on a bid and ask basis for the Company's stock for each quarter during the previous two years. All dollar amounts reflect pre-split shares except for the fourth quarter of the year ending December 31, 2000. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

         Year Ended December 31, 2000                        Low          High

           Fourth Quarter                                    $1.06*       $5.00*
           Third Quarter                                     $0.05        $0.10
           Second Quarter                                    $0.06        $0.19
           First Quarter                                     $0.34        $1.12

         Year Ended December 31, 1999                        Low          High

           Fourth Quarter                                    $1.00        $2.68
           Third Quarter                                     $0.93        $4.50
           Second Quarter                                    $1.88        $7.00
           First Quarter                                     $4.00        $9.25

-----------------------------------------
* Represents post-split/post-reorganization share prices

           As of March 1, 2001, there were approximately 302 holders of record of the Company's Common Stock. This amount does not include shares held in street name.

Dividend Policy

         The Company has never paid any cash dividends on its common stock. The Company currently anticipates that it will retain all future earnings for use in its business. Consequently, it does not anticipate paying any cash dividends in the foreseeable future.

Capital Stock

         During the Company's last fiscal year ended December 31, 2000, it issued the following equity securities pursuant to exemptions from registration under the Securities Act of 1933 (the "1933 Act").

         As a result of the Plan of Reorganization which confirmation became final on November 7, 2000, the Company issued 1,200,000 of its common stock on November 9, 2000 to one investor for proceeds of $100,000. Shares were sold without any public solicitation and were acquired for investment purposes only and without a view to distribution. The shares were issued pursuant to the private placement exemption provided by Section 4(2) of the 1933 Act. These shares are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificate evidencing the shares bears a legend stating the restrictions on resale.

         As a result of the Plan of Reorganization which confirmation became final on November 7, 2000, the Company issued 60,000 shares of its common stock on December 30, 2000 in exchange for indebtedness owed to various creditors of the Company. The shares were issued pursuant to a Plan of Reorganization under Chapter 11 of the Federal Bankruptcy Act. The Plan of Reorganization had been confirmed by the U.S. Bankruptcy Court. These shares were issued and are deemed exempt from registration under the 1933 Act pursuant to Section 1145(a)(1)(A) of the Federal Bankruptcy Code.

ITEM  6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

         For more detailed financial information, please refer to the audited December 31, 2000 Financial Statements included in this Form 10-KSB.

Caution About Forward-Looking Statements

         This Form 10-KSB includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. Investors should be aware that actual results may differ materially from the Company's expressed expectations because of risks and uncertainties about the future. The Company will not necessarily update the information in this Form 10-KSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of the Company's business are discussed throughout this Form 10-KSB. Investors should read all of these risks carefully.

Plan of Operation for the Next Twelve Months

         The Company's new focus will be providing business development, business consulting services, and performing business evaluations. The Company does not expect to generate any significant revenues from this new line of business for the foreseeable future. The Company expects, during the next twelve months, to acquire or merge with one or more other companies having ongoing operations in other lines of business. Outside financing will be necessary to meet the Company's anticipated working capital needs for the foreseeable future. The Company anticipates that its major shareholder, Vanguard West LLC, will make capital investments or cash advances to pay the operating expenses of the Company for the foreseeable future. Given its current financial position for the immediate future, the Company expects to operate with minimal assets and liabilities.

Overview

     Due to insufficient operating capital, the Company voluntarily filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code on June 26, 2000. Due to the lack of adequate cash flow, the Company had reduced its operations and dismissed most of its workforce in the second quarter of 2000. On September 20, 2000, the Company submitted its Plan of Reorganization which was provided to all creditors and shareholders of the Company. The proposed Plan was approved by both the creditors and shareholders and was confirmed by the Bankruptcy Court on October 26, 2000. Pursuant to the Plan, the Company's Disbursing Agent distributed $64,806 and 60,000 shares of the Company's common stock to all creditors in exchange for the total discharge of all debts and liabilities existing prior to the bankruptcy filing. A $200,000 line of credit owed by the Company was paid by a guarantor of the line of credit prior to confirmation.

     In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company adopted fresh-start accounting as of November 7, 2000. See "Item 7. Financial Statements - Accounting Policies" footnote. In accordance with fresh-start accounting, the gain on discharge of debt resulting from the bankruptcy proceedings was reflected on the Predecessor Company's financial statements for the period ended November 6, 2000. In addition, the accumulated deficit of the Predecessor Company at November 6, 2000 was eliminated, and, at November 7, 2000, the Reorganized Company's financial statements reflected no beginning retained earnings or deficit. Since November 7, 2000, the Company's financial statements have been prepared as if it were a new reporting entity and separate operating results for the Predecessor Company should be distinguished from those of the Reorganized Company since they are not prepared on a comparable basis.

     The  operating  results of the Company  during the two month  period  ended
December  31, 2000 and the ten month  period  ended  November  6, 2000,  and the fiscal year ended December 31, 1999, were as follows:
                                                                  REORGANIZED
                                                                    COMPANY                   PREDECESSOR COMPANY
                                                              -------------------------------------------------------------
                                                                 For the Period       For the Period
                                                                  Nov. 7, 2000          Jan. 1, 2000         Year Ended
                                                               thru Dec. 31, 2000    thru Nov. 6, 2000      Dec. 31, 1999
                                                              ------------------     ------------------    ----------------
REVENUES:
  Information Tech Consulting                                 $                -     $          279,119    $      1,016,989
  Information Tech Products                                                                      34,970             290,889
  Other Income                                                                                    9,347                   -
                                                              ------------------     ------------------    ----------------
         TOTAL REVENUE                                                         -                323,436           1,307,878

  Adjustments to Revenue                                                                        (60,868)                  -
                                                              ------------------     ------------------    ----------------
         NET REVENUE                                                           -                262,568           1,307,878

COST OF REVENUES:
  Information Tech Consulting                                                                   283,497             827,931
  Information Tech Products                                                                      30,383             309,414
                                                              ------------------     ------------------    ----------------
         TOTAL COST OF REVENUES                                                                 313,880           1,137,345
                                                              ------------------     ------------------    ----------------
           GROSS PROFIT  (LOSS)                                                -               (51,312)             170,533

OPERATING EXPENSES:
  Development                                                                                    29,206             329,616
  Marketing & Selling                                                                            54,675             208,538
  General & Administrative                                                27,679                544,475             643,483
                                                              ------------------     ------------------    ----------------
         TOTAL OPERATING EXPENSES                                         27,679                628,356           1,181,637
                                                              ------------------     ------------------    ----------------

OPERATING LOSS BEFORE REORGANIZATION COSTS                               (27,679)              (679,668)         (1,011,104)
  Reorganization costs                                                         -                 41,518                   -
                                                              ------------------     ------------------    ----------------
    OPERATING LOSS                                                       (27,679)              (721,186)         (1,011,104)
OTHER EXPENSES
      Interest Expense                                                         -                (12,521)            (40,812)
      Loss on disposal of property and equipment                               -               (155,910)                  -
         Other                                                                 -                 (5,237)                  -
                                                              ------------------     ------------------    ----------------
      Loss before extraordinary item                                     (27,679)              (894,854)         (1,051,916)
      Extraordinary gain on discharge of debt                                  -              1,354,096                   -
                                                              ------------------     ------------------    ----------------
             NET INCOME (LOSS)                                $          (27,679)    $          459,242    $     (1,051,916)
                                                              ==================     ==================    ================

Results of Operations

Two Month Period Ended December 31, 2000

     Due to the adoption of fresh-start accounting on November 7, 2000, the results of operations for the two month period ended December 31, 2000 are not comparable with the year ended December 31, 1999. "See Item 7. Financial Statements - Accounting Policies" footnote.

     As a result of the Company's reorganization, the Company has changed its business focus and, as of December 31, 2000, had not yet realized any revenues from its new business activities. The Company does not expect to realize significant revenues until it acquires or merges with a company having additional lines of business.

     For the two month period ended December 31, 2000, the Company incurred general and administrative expenses of $27,679 primarily consisting of legal and accounting expenses relating to establishing the Company's business operations subsequent to the reorganization and ongoing reporting obligations with the Securities and Exchange Commission.

     Due to the lack of operating revenues for the two month period ended December 31, 2000, the Company incurred a net loss of $27,679 for the period. The Company expects its operating expenses to exceed its revenues for the foreseeable future.

Ten Month Period January 1, 2000 through November 6, 2000 Compared to the Year Ended December 31, 1999

     For the period January 1, 2000 through November 6, 2000, revenues totaled $323,436 compared to revenues of $1,307,878 for the year ended December 31, 1999. Revenues from information technology consulting represented 86% and 77% of total revenues for the 10 month period ended November 6, 2000 and for fiscal year 1999, respectively. Revenues from information technology products represented 11% and 23% of total revenues for the 10 month period ended November 6, 2000 and for fiscal year 1999, respectively. Total revenue declined 75% from fiscal year 1999 compared to the 10 month period ended November 6, 2000 due primarily to the shorter reporting period in the year 2000 and to significantly reduced operations after the first quarter of 2000 resulting from a lack of operating capital.

     Cost of sales declined 72% from $1,137,345 in fiscal year 1999 compared to $313,880 for the period ended November 6, 2000. This decline was proportional to the decline in revenues for the same periods.

     Operating expenses declined 42% from $1,181,637 in fiscal year 1999 to $628,356 for the 10 month period ended November 6, 2000. General and administrative expenses declined 15% from $643,483 in fiscal year 1999 compared to $544,475 in the 10 month period ended November 6, 2000. This decline was attributable to the fact that less general and administrative expenses were incurred during the first ten months of 2000 relating to the Company's primary business activities. This decline was offset somewhat by a significant increase in expenses related to the Company's slow down and preparation for its bankruptcy reorganization.

     The Company had an operating loss of $721,186 for the 10 month period ended November 6, 2000 compared to an operating loss of $1,011,104 for fiscal year 1999. The decline in operating losses resulted from the Company's reduced operations during the year 2000. The Company's net income for the 10 month period ended November 6, 2000 was $459,242 due primarily to an extraordinary gain on discharge of debt of $1,354,096 and $115,910 for disposal of assets related to the Company's reorganization. The Company reported a net loss of $1,051,916 for fiscal year 1999.

Capital Financing

         In March and June 1999, the Company completed private placement offerings of 504,000 and 50,000 shares of common stock resulting in gross proceeds of $630,000 and $100,000, respectively. The shares, representing 17% of its outstanding shares after completion of the offerings, were sold to 19 qualified investors. Net proceeds from both offerings, after selling commissions of $78,650 and direct offering costs of $46,500, totaled $604,850. The net proceeds from the placements were used to fund the Company's operations and development. The selling commissions and direct offering costs were charged directly to equity.

         On September 15, 1999, the Company entered into an agreement with four foreign-owned corporations for the sale of 1,333,332 shares of its common stock for $0.75 per share. Because the purchasers required free-trading shares, the Company guaranteed the registration of these shares by issuing unsecured promissory notes to the purchasers in the aggregate amount of $1,000,000 that automatically cancelled upon the effective date of the Company's planned registration statement. At December 31, 1999, the Company received $49,000 pursuant to this agreement.

     In January, 2000, the Company received an additional $75,000 from the foreign investors. In March, 2000, the investment agreements were renegotiated and 200,000 shares of the Company's common stock was issued for the $124,000 previously invested. The Company never received any additional funding pursuant to these investment agreements which were subsequently cancelled.

     As part of the Reorganization, 1,200,000 shares of the Company's post-split common stock was issued to one qualified investor for proceeds of $100,000. These proceeds were used to defray costs and debts owed by the Company. Also, as part of the Reorganization, the Company issued an aggregate of 60,000 shares of its common stock to 30 creditors as partial payment for pre-reorganization debts owed by the Company.

Liquidity and Sources of Capital

         As of December 31, 2000, the Company had current assets of $15,084 with current liabilities of $4,430 and working capital of $10,654. Cash used in operating activities, aggregating $19,916 for the two month period ended December 31, 2000, can be attributed to general and administrative expenses incurred subsequent to the Company's reorganization.

         The Company's capital deficit for the year ended December 31, 1999 and the 10 month period ended November 6, 2000 was primarily caused by the failure of four foreign-owned corporations to invest $1,000,000 according to their investment agreements. As a result, the Company borrowed extensively from related parties in order to maintain a positive cash position. Although the agreements with these investors were renegotiated in March 2000, total investments of only $124,000 were received.

         During the last two months of the year ended December 31, 2000, the Company's majority shareholder contributed working capital of $35,000 to the Company.

         Since the Company's reverse acquisition with Mt. Olympics Enterprises, Inc. in October, 1998, the Company has relied on equity financing or borrowed capital to fund its operations. Subsequent to the reorganization, the Company anticipates earning little or no revenues and will continue to rely on outside sources of capital to fund its operations. Funds necessary to support the Company's ongoing operations are expected to come primarily from capital investments or cash advances from the Company's majority shareholder.

ITEM  7. FINANCIAL STATEMENTS

     Report of Independent Accountants                                       11

     Balance Sheet at December 31, 2000                                      12

     Statements of Operations for the period November 7, 2000 through December 31, 2000, for the period January 1, 2000 through November
     6, 2000, and for the year ended December 31, 1999                       13

     Statement of Changes in  Stockholders'  Equity  (Deficit)  for the
     period  November  7, 2000 to  December  31,  2000,  for the period
     January 1, 2000 through  November 6, 2000,  and for the year ended
     December 31, 1999                                                       14

     Statements of Cash Flows for the period November 7, 2000 through December 31, 2000, for the period January 1, 2000 through November
     6, 2000, and for the year ended December 31, 1999                       15

     Notes to Financial Statements                                           16

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of RECOM Managed Systems, Inc.

We have audited the accompanying balance sheet of RECOM Managed Systems, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the periods of November 7, 2000 through December 31, 2000, January 1, 2000 through November 6, 2000 and for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RECOM Managed Systems, Inc. (a development stage company) as of December 31, 2000, and the results of its operations and its cash flows for the periods of November 7, 2000 through December 31, 2000, January 1, 2000 through November 6, 2000 and for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a very limited operating history, is in the development stage, and, at December 31, 2000, has an accumulated net deficit. These matters raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On November 7, 2000, RECOM Managed Systems, Inc. emerged from reorganization under Chapter 11 of the Bankruptcy Code. As discussed in Note 4 RECOM Managed Systems, Inc. accounted for the reorganization using fresh-start reporting. Thus, the financial statements for the period of November 7, 2000 through December 31, 2000 are not comparable to the pre-reorganization financial statements.

/s/ Burnett & Company LLP
-------------------------

Rancho Cordova, California
February 13, 2001

                                         Recom Managed Systems, Inc.
                                        (A Development Stage Company)
                                                Balance Sheet
                                              December 31, 2000
 ASSETS

 CURRENT ASSETS:
     Cash in Bank                                                                       $       15,084

 NON-CURRENT ASSETS:
     Reorganization value in excess of amount
        allocated to identifiable assets,
        net of accumulated amortization of $3,333                                               96,667
                                                                                        ------------------
        TOTAL ASSETS                                                                    $      111,751
                                                                                        ==================



 LIABILITIES & STOCKHOLDERS' EQUITY

 LIABILITIES:

    Accounts Payable                                                  $      4,430
                                                                     -----------------
      Total Current Liabilities                                                         $        4,430
                                                                                        ------------------
       TOTAL LIABILITIES                                                                         4,430

 STOCKHOLDERS' EQUITY
     Common stock, $.001 par value;
        50,000,000 shares authorized;
        1,379,928 issued and outstanding                              $      1,380
     Additional paid-in capital                                            133,620
     Deficit accumulated during development stage                          (27,679)
                                                                     -----------------
        TOTAL STOCKHOLDERS' EQUITY                                                             107,321
                                                                                        ------------------

        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                        $      111,751
                                                                                        ==================

See notes to financial statements.

                                                     12

                                              Recom Managed Systems, Inc.
                                             (A Development Stage Company)
                                                Statements of Operations

                                                        REORGANIZED
                                                          COMPANY                     PREDECESSOR COMPANY
                                                    -------------------------------------------------------------------
                                                       For the Period        For the Period
                                                        Nov. 7, 2000          Jan. 1, 2000            Year Ended
                                                     thru Dec. 31, 2000     thru Nov. 6, 2000        Dec. 31, 1999
                                                    ---------------------  -------------------  -----------------------
REVENUES:
  Information Tech Consulting                       $            -          $      279,119       $     1,016,989
  Information Tech Products                                                         34,970               290,889
  Other Income                                                                       9,347                     -
                                                    ---------------------  -------------------  -----------------------
         TOTAL REVENUE                                           -                 323,436             1,307,878
    Adjustments to Revenue                                                         (60,868)                    -
                                                    ---------------------  -------------------  -----------------------
         NET REVENUE                                             -                 262,568             1,307,878

COST OF REVENUES:
  Information Tech Consulting                                                      283,497               827,931
  Information Tech Products                                                         30,383               309,414
                                                    ---------------------  -------------------  -----------------------
         TOTAL COST OF REVENUES                                                    313,880             1,137,345
                                                    ---------------------  -------------------  -----------------------
           GROSS PROFIT  (LOSS)                                  -                 (51,312)              170,533

OPERATING EXPENSES:
  Development                                                                       29,206               329,616
  Marketing & Selling                                                               54,675               208,538
  General & Administrative                                  27,679                 544,475               643,483
                                                    ---------------------  -------------------  -----------------------

         TOTAL OPERATING EXPENSES                           27,679                 628,356             1,181,637
                                                    ---------------------  -------------------  -----------------------

OPERATING LOSS BEFORE
REORGANIZATION COSTS                                       (27,679)               (679,668)           (1,011,104)

  Reorganization costs                                           -                  41,518                     -
                                                    ---------------------  -------------------  -----------------------
    OPERATING LOSS                                         (27,679)               (721,186)           (1,011,104)

OTHER EXPENSES
    Interest Expense                                             -                 (12,521)              (40,812)
    Loss on disposal of property and equipment                   -                (155,910)                    -
    Other                                                        -                  (5,237)                    -
                                                    ---------------------  -------------------  -----------------------
    Loss before extraordinary item                         (27,679)               (894,854)           (1,051,916)

Extraordinary gain on discharge of debt                          -               1,354,096                     -
                                                    ---------------------  -------------------  -----------------------
             NET LOSS                               $      (27,679)         $       459,242      $    (1,051,916)
                                                    =====================  ===================  =======================

      Basic and Diluted Loss Per Share              $        (0.02)                  **                     **

      Basic and Diluted Weighted Avg.
         Number of Shares Outstanding                    1,379,928                   **                     **

** Per share amounts are not meaningful due to reorganization See notes to financial statements.

                                                Recom Managed Systems, Inc.
                                               (A Development Stage Company)
                                  Statements of Changes in Stockholders' Equity (Deficit)

                                                       Common Stock      Additional
                                                   -------------------    Paid-in-     Note Receivable    Accumulated
                                                    Shares      Amount    Capital     From Stockholders     Deficit        Total
                                                   ---------   -------   ---------    -----------------   -----------   -----------

Balance at January 1, 1999                         2,605,000   $ 2,605                                  $   (264,161)  $  (261,556)

Issuance of stock                                    644,000       644     629,526                                         630,170

Stock subscribed                                     200,000       200     123,800                                         124,000

Stock subscriptions receivable                                                            (75,000)                         (75,000)

Net loss for the year ended December 31, 1999                                                             (1,051,916)   (1,051,916)
                                                   ---------   -------   ---------      ---------       ------------   -----------

Balance at December 31, 1999                       3,449,000     3,449     753,326        (75,000)        (1,316,077)     (634,302)

Receipt of note receivable from stockholder                                                75,000                           75,000

Net loss for the period ended November 6, 2000                                                               459,242       459,242

Fresh Start Adjustments:

     Cancellation of Predecessor Equity           (3,449,000)   (3,449)   (753,326)             -            856,835       100,060

     Issuance of new shares pursuant to Plan
     of Reorganization                             1,379,928     1,380      98,620                                         100,000
                                                   ---------   -------   ---------      ---------       ------------   -----------

Balance November 7, 2000 (Inception of
Reorganized Company)                               1,379,928     1,380      98,620              -                  -       100,000

Capital Contributed                                                         35,000                                          35,000

Net loss for the period of November 7, 2000
through December 31, 2000                                                                                    (27,679)      (27,679)
                                                   ---------   -------   ---------      ---------       ------------   -----------
    Balance at December 31, 2000                   1,379,928   $ 1,380   $ 133,620      $       -       $    (27,679)  $   107,321
                                                   =========   =======   =========      =========       ============   ===========

    See notes to financial statements.

                                         Recom Managed Systems, Inc.
                                        (A Development Stage Company)
                                          Statements of Cash Flows

                                                           REORGANIZED
                                                             COMPANY              PREDECESSOR COMPANY
                                                         --------------     -------------------------------
                                                         For the Period     For the Period       For the
                                                         Nov. 7, 2000 -     Jan 1, 2000 -       year-ended
                                                          Dec. 31, 2000      Nov. 6, 2000     Dec. 31, 1999
                                                         --------------     --------------    -------------
Cash flows from operating activities:
     Net loss                                           $  (27,679)        $   459,242        $ (1,051,916)
     Depreciation & Amortization                             3,333              72,571              69,369
     Writeoff of goodwill                                                      188,160
     Consulting expense                                                                             19,070
     Bad debts                                                                  28,966
     Loss on disposal                                                          155,910
     Extraordinary gain on discharge of debt                                (1,354,096)
     Change in assets & liabilities:
        Accounts receivable                                                    164,696            (139,896)
        Inventory                                                                8,194              (8,194)
        Other current assets                                                     9,660              (9,660)
        Accounts payable and accrued expenses                4,430             (13,359)            139,252
        Due to related party                                                    24,844
        Deferred revenue                                                       (27,856)             27,856
                                                        ----------         -----------        ------------
            Net cash used in operating activities          (19,916)           (283,068)           (954,119)

Cash flows from investing activities:
        Acquisitions of property and equipment                                                    (180,894)
        Business acquisitions                                                                      (25,000)
        Proceeds from disposition of equipment                                   2,613
                                                        ----------         -----------        ------------
Net cash provided by (used in) investing activities                              2,613            (205,894)
                                                        ----------         -----------        ------------

Cash flows from financing activities:
        Borrowings from related parties                                                            458,184
        Payments to related parties                                                                (92,107)
        Borrowings on line of credit                                                               200,000
        Payment received on stock subscription                                                      49,000
        Issuance of stock                                                      175,000             604,850
        Capital contributed                                 35,000
        Deferred offering costs                                                      -              21,686
                                                        ----------         -----------        ------------
           Net cash provided by financing activities        35,000             175,000           1,241,613
                                                        ----------         -----------        ------------

Net increase (decrease) in cash                             15,084            (105,455)             81,600

Cash at beginning of the period                                  -             105,455              23,855
                                                        ----------         -----------        ------------

Cash at end of the period                               $   15,084         $         -        $    105,455
                                                        ==========         ===========        ============

SUPPLEMENTAL DISCLOSURES REGARDING
CASH FLOWS:

  Cash paid for interest                                $        -         $    27,643        $     25,690
                                                        ==========         ===========        ============
  Cash paid for income taxes                            $        -         $         -        $          -
                                                        ==========         ===========        ============
See notes to financial statements.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recom Managed Systems, Inc., (RMSI) was formed on July 31, 1998 as J2 Technologies, LLC (J-2), a California limited liability company. On October 30, 1998, pursuant to a "Stock for Membership Interest Exchange Agreement, J2 acquired all of the outstanding common stock of an inactive public shell company, Mt. Olympus Enterprises, Inc. (MOE). For accounting purposes the acquisition has been treated as a recapitalization of MOE with J2 as the acquirer (reverse acquisition). In connection with the closing of the reverse acquisition, MOE's name was changed to Recom Managed Systems, Inc.

On June 26,  2000,  RMSI filed a Voluntary  Petition  for  Reorganization  Under
Chapter 11 of the Federal Bankruptcy Code and substantially curtailed operations. The plan of reorganization, which was confirmed on November 7, 2000, resulted in a new ownership group controlling approximately 87% of the common stock and the elimination of the outstanding liabilities and most assets.

A summary of significant accounting policies follows:

Basis of presentation - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Development Stage Company - RMSI is a development stage entity (See Note 3). Due to the reorganization and fresh-start reporting, its inception is deemed to be November 7, 2000.

Revenue Recognition - Consulting service revenues are recognized in the period services are provided based upon rates established by contract. Revenue from the sale of information technology products is recognized upon equipment installation. Billing for internet services in advance of performance is recorded as deferred revenue.

Concentration of Credit Risk - Financial instruments which, potentially expose us to concentrations of credit risk, consist primarily of cash and accounts receivable. We place temporary cash investments with FDIC-insured financial institutions in accounts, which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and accordingly do not believe we are exposed to any significant credit risk on cash. We generally require no collateral from our customers but do perform credit evaluations of our customers' financial condition when we deem it appropriate.

Concentration of Revenues - Total revenue from three customers accounted for approximately 74% of information technology consulting services revenue for the year ended December 31, 1999. Total revenue from two customers accounted for approximately 75% of information technology consulting services revenue for the period of January 1, 2000 through November 6, 2000.

Property and Equipment - Property and equipment is recorded at historical cost. Maintenance and repairs are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets currently ranging from one to three years. After reorganization the Company had no property and equipment.

Stock - based Compensation - We account for our stock option plan in accordance with the provisions of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock.

Intangibles - "Goodwill" is amortized on a straight-line basis over 15 years. During the period of January 1, 2000 through November 6, 2000 the remaining balance of goodwill was written off due the impairment of its value caused when the Company filed for Chapter 11 bankruptcy protection and curtailed its operations.

"Reorganization value in excess of amount allocated to identifiable assets" was recorded as a result of the reorganization. It represents the portion of value of the reorganized company, could not be allocated to any identifiable asset. It is being amortized over 60 months. The amortization for the period ended December 31, 2000 was $3,333.

Advertising - Advertising is expensed to operating expenses as incurred.

Income Taxes - Income taxes are recorded using the liability method. Under this method, deferred taxes are determined by applying current tax rates to the difference between the tax and financial reporting bases of our assets and liabilities. In estimating future tax consequences, all expected future events are considered, except for potential income tax law or rate changes.

Earnings Per Share - Basic net loss per share is computed on the weighted average number of shares of common stock outstanding during each period. The weighted average number of shares outstanding do not include potentially dilutive instruments including stock options and warrants as we have reported a losses for the periods presented

Reclassifications - Reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

2. REORGANIZATION

On June 26, 2000, RMSI filed a Voluntary Petition for Reorganization Under Chapter 11 of the Federal Bankruptcy Code in the Eastern District of California, Sacramento Division. RMSI continued to manage its business in the ordinary course as debtor-in-possession subject to the control and supervision of the Federal Bankruptcy Court for the Eastern District of California (the "Bankruptcy Court"). Due to the lack of operating capital, RMSI released all of its employees, except for its President, Jack Epperson, and significantly reduced its business operations.

On September 20, 2000, RMSI submitted a Proposed Plan of Reorganization and Proposed Disclosure Statement to the Bankruptcy Court. On September 26, 2000, RMSI's Plan of Reorganization received preliminary approval by the Bankruptcy Court and was mailed to all creditors and shareholders for their approval. Prior to the filing of the Proposed Plan of Reorganization, a line of credit in the amount of $200,000 plus accrued interest owed by RMSI to Comerica Bank was paid by Recom Technologies, Inc. a related company that had signed as Guarantor on the line of credit.

The plan of Reorganization provided for the treatment of the pre-petition claims by creditors and the interests of shareholders by dividing them into two classes. The general unsecured creditors, as Class 1, would share, on a pro rata basis, in any cash assets available for distribution to creditors. Creditors could elect to receive $500 cash in liquidation of their entire claim. Creditors not electing the $500 payment, would be paid a pro rata share of the net cash assets of RMSI and be issued shares of RMSI's common stock pro rata, based upon the amount of each creditor's claim remaining unpaid after all cash assets had been disbursed. The maximum number shares issuable to Class 1 creditors in recognition of their unpaid claims was 60,000 shares. These shares, when issued, represented approximately 4.3% of the then outstanding shares of the RMSI's common stock.

The plan also provided for the issuance of 1,200,000 shares of common stock to Vanguard West, LLC in exchange for a $100,000 payment made into bankruptcy estate by Vanguard West, LLC. This amount of shares represents approximately 87% of the then outstanding shares of RMSI's common stock.

The Class 2 group consisted of shareholders of RMSI. As part of the Plan of Reorganization, all existing outstanding shares of RMSI's common stock were reverse split, whereby 28.74 shares of outstanding common stock were consolidated into one share of post-reverse split stock. No shareholder received any cash distribution in their capacity as a shareholder, and no shareholder received less than one share of post-reverse split stock. The reverse stock split was effective on November 9, 2000, pursuant to which the 3,448,986 shares of then outstanding common stock were consolidated into approximately 120,102 shares of stock, representing approximately 8.7% of the current outstanding shares of RMSI's common stock. As of December 31, 2000, 1,379,928 shares of RMSI's common stock were outstanding as a result of the full implementation of the Plan.

As a result of the plan of reorganization, we recognized an extraordinary gain on the discharge of debt in the amount of $1,354,096 during the period of January 1, 2000 through November 6, 2000.

3. POST-REORGANIZATION OPERATIONS

Upon confirmation of the Plan, RMSI ceased conducting operations as an applications service provider. RMSI is now engaged in various types of business development and consulting including evaluating various businesses which may offer advantageous business opportunities for RMSI. Such business opportunities could include capital investments or a business acquisition by or a combination with, RMSI. Until such business opportunities are identified, RMSI expects to operate with minimal assets and liabilities and little or no operating income.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have had a limited operating history, are in the development stage, and, at December 31, 2000, and have had a loss for the period November 7, 2000 through December 31, 2000. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should we be unable to continue in existence. Continuation as a going concern is dependent on obtaining necessary funds to continue operations and to find an advantageous business opportunity. We plan to generate these funds through a combination of private placement and/or public offerings. There is no assurance, however, that such plans will be completed or, if completed, will generate sufficient funds to enable continued operations for the next twelve months.

4. FRESH-START REPORTING

In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", RMSI was required to adopt fresh-start accounting as of November 7, 2000 at the time the proposed Plan was approved by the Bankruptcy Court. RMSI was required to adopt fresh-start reporting because the holders of the existing voting shares immediately prior to filing and confirmation of the Plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than the total of its post-petition liabilities and allowed claims.

In accordance with fresh-start accounting, the gain on discharge of debt resulting from the bankruptcy proceedings is reflected on the predecessor RMSI's financial statements for the period ended November

6, 2000; in addition the accumulated deficit was eliminated, and at November 7, 2000, RMSI's financial statements have been prepared as if it were a new reporting entity. As a result, the pre-reorganization operating results (the "Predecessor Company") should be distinguished from the post-reorganization operating results (the "Reorganized Company") since they are not prepared on a comparable basis.

Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganization value, which approximates fair value at the date of reorganization. RMSI's management determined that, based on the fact that RMSI has historically incurred losses from the operations and has projected minimal future operating profits, the reorganization value of RMSI (the fair value of RMSI before considering liabilities) was equivalent to the fair value of RMSI's tangible assets and that no other intrinsic value existed above the amount paid for common stock by Vanguard West, LLC as part of the plan of reorganization. As a result, all assets and liabilities have been stated at their fair value.

The effect of the plan of reorganization on RMSI's Consolidated Balance Sheet as of November 7, 2000, is as follows:

                                     Pre-confirm.           Adjustments           Fresh-Start         Post Confirm.
                                          Balance             to Record            Accounting               Balance
                                            Sheet               Plan of             Valuation                 Sheet
                                     Nov. 7, 2000        Reorganization           Adjustments          Nov. 7, 2000
                                 ----------------    ------------------    ------------------    ------------------

ASSETS:
     Cash                        $          7,765    $           (7,765)   $              -0-    $              -0-
     Reorganization value in
         excess allocated to
         identifiable assets                  -0-                   -0-               100,000               100,000
                                 ----------------    ------------------    ------------------    ------------------
                                 $          7,765    $           (7,765)   $          100,000    $          100,000
                                 ================    ===================   ==================    ==================

                                             LIABILITIES & STOCKHOLDERS'

LIABILITIES:
     Accounts payable and
         accrued expenses        $         41,518    $          (41,518)   $              -0-    $              -0-
     Pre-petition liabilities           1,420,403            (1,420,403)                  -0-                   -0-
                                 ----------------    ------------------    ------------------    ------------------
                                        1,461,921            (1,461,921)                  -0-                   -0-

STOCKHOLDERS' EQUITY (DEFICIT):
     Common Stock -- Old         $          3,449    $           (3,449)   $              -0-    $              -0-
     Common Stock -- New                      -0-                 1,380                   -0-                 1,380
     Additional Paid-in Capital           753,326               102,129              (756,835)               98,620
     Retained Deficit                  (2,210,931)            1,354,096               856,835                   -0-
                                 ----------------    ------------------    ------------------    ------------------
                                 $     (1,454,156)   $        1,454,156    $          100,000    $          100,000
                                 ----------------    ------------------    ------------------    ------------------
                                 $          7,765    $           (7,765)   $          100,000    $          100,000
                                 ================    ===================   ==================    ==================

The following entries record the provisions of the Plan and the adoption of fresh-start reporting:

                                                                                        Debit                Credit
                                                                           ------------------    ------------------
         (1) Record the distribution pursuant to the Plan.

                      Liabilities subject to Chapter 11 proceedings                 1,420,403                   -0-
                      Accounts Payable & Accrued Expenses                              41,518                   -0-
                      Cash                                                                -0-                 7,765
                      Common Stock                                                        -0-                 1,260
                      Additional Paid-in Capital                                          -0-                98,800
                      Retained Deficit
                      (Extraordinary gain on discharge of debt)                           -0-             1,354,096
                                                                           ------------------    ------------------
                                                                                    1,461,921             1,461,921

         (2) Record consolidation of Stock.
                      Common Stock - Old                                                3,449                   -0-
                      Additional Paid-in Capital                                          -0-                 3,329
                      Common Stock - New                                                  -0-                   120
                                                                           ------------------    ------------------
                                                                                        3,449                 3,449

         (3) Record fresh-start valuation adjustments to assets
                  and liabilities.
                      Reorganization value in excess of
                         amount allocated
                         to identifiable assets                                       100,000                   -0-
                      Additional Paid-in Capital                                      765,835                   -0-
                      Retained Deficit                                                    -0-               856,835
                                                                           ------------------    ------------------
                                                                                      856,835               856,835

5. DEBT

Pursuant to the plan of reorganization $1,461,921 of accounts payable and other liabilities were eliminated. Prior to reorganization, the line of credit with a balance of $200,000, was paid by a guarantor and the claim for reimbursement by the guarantor was discharged by the plan. $308,000 of stockholder debt was settled according to provisions of the plan.

6. INCOME TAXES

All prior net operating loss carryovers were eliminated due to the cancellation of indebtedness and change of ownership provided by the plan of reorganization. The post-confirmation loss of $27,679 is available for carryover and, if not used, will expire in the year 2015. We have recorded a valuation allowance for the full amount of the deferred tax asset resulting from the net operating loss carryover due to the reorganized Company's limited operating history.

7. STOCKHOLDERS' EQUITY (DEFICIT)

On November 7, 2000 RMSI completed its reorganization, which required a reverse stock split and the issuance of shares to creditors and prior stockholders. See
Note 2.

In September 1999, we entered into an agreement with four foreign corporations for the sale of a total of 1,333,332 shares of common stock for $0.75 per share. As of December 31, 1999, we have received $49,000, which has been recorded against the stock subscriptions receivable. Subsequent to December 31, 1999 the transaction was renegotiated to reflect that 200,000 shares were issued for total consideration of $49,000 (received as of December 31, 1999) and $75,000 subsequently received in January 2000. We have recorded the transaction based on the renegotiated agreement.

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

8. STOCK OPTION PLAN

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

No compensation cost has been recognized in connection with option grants. Had compensation cost for the options issued under our plan been based on the fair value at the grant dates, as described in SFAS 123, our net loss would not have been materially different from the loss reported in the financial statements. Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the minimum value option-pricing model considering the following weighted average assumptions: (a) an expected life of 2 years, (b) risk-free interest rate of 5.35%, (c) expected volatility ranging from 12% to 50% and (d) 0% dividend yield. The weighted-average fair value of options granted using the minimum value option pricing model was $3,833 in 1999.

Two individuals received rights to stock options during the year 2000. However, these options were not exercised because the employees were terminated. At December 31, 2000 there were no participants in the plan and no outstanding option grants.

9. PENSION PLAN

We established a 401(k) savings plan during 1999, which covers substantially all employees of RMSI. Under this plan, employees can elect to contribute up to 14% of their annual pay to the plan (subject to certain limits prescribed by tax law). We make a matching contribution equal to 100% of every dollar the employees contribute to the plan up to a maximum of $1,800 per year. Employees vest ratably over four years in the RMSI's matching contributions. As a result of reorganization, the Company plans to terminate the plan.

10. TRANSACTIONS WITH AFFILIATES

Prior to its reorganization, RMSI leased office space subject to a month-to-month lease agreement with Recom Technologies, Inc., a company majority owned by officers and directors of RMSI. RMSI recorded $47,280 in lease expense during 1999 and accrued $10,080 in lease expense from January through October 2000. RMSI believes this rent was comparable to rent that would be charged by a non-affiliated landlord. The lease agreement was terminated on October 31, 2000 with a final payment of $1,100, and the remaining balance being discharged in bankruptcy.

RMSI currently maintains its executive offices in space provided by RMSI's President, at no charge. RMSI does not expect to pay any annual rental charges until it establishes new lines of business.

RMSI had debt payable to related parties of $1,125,710 in connection with related party transactions as of November 6, 2000. As of November 7, 2000, these payables were discharged as a result of RMSI's bankruptcy reorganization.

In order to settle a dispute relating to RMSI's acquisition of Valley Networking, Inc. in 1999, Jack Epperson paid $100,000 and Vanguard West LLC paid $25,000 to the former owner of Valley Networking on behalf of RMSI.

11. SUPPLEMENTAL DISCLOSURES REGARDING CASH FLOWS

For the year ended December 31, 1999, non-cash investing and financing activities consist of $88,298 in tangible assets and $205,752 in goodwill for the purchase of Valley which was acquired through debt of $262,800, cash of $25,000 and the issuance of 5,000 shares of common stock valued at $6,250. A $124,000 note receivable was acquired for issuance of common stock subscriptions, of which $75,000 was still outstanding at December 31, 1999.

During the period of January 1, 2000 through November 6, 2000 non-cash investing and financing activities consisted of the issuance of common stock as part of the plan of reorganization (See Note 2).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth information about the directors and executive officers of the Company who served during the year:

         Name                               Age               Office
         ----                               ---               ------

         Sim Farar(1)                       54                Chairman of the Board, Chief Executive
                                                              Officer, President and Chief Financial Officer
         Arthur Lyons(1)                    55                Director, Secretary
         John (Jack) C. Epperson, Jr.(2)    52                Chairman of the Board and Chief Executive Officer
         G.K. (Jack) Lee(3)                 64                Director, Secretary
         Syed Z. Shariq, Ph.D.(3)           51                Director
         Robert S. Iger, Esq.(3)            59                Director
         John T. Flynn(3)                   51                Director
         Curt Pringle(3)                    41                Director
         Roger L. Akers(3)                  47                Director
         James D. Collins(4)                32                Chief Financial Officer

--------------------------
(1)      Assumed these positions effective November 3, 2000.
(2)      Resigned from these positions effective November 6, 2000.
(3)      Resigned effective November 3, 2000.
(4)      Resigned as Chief Financial Officer effective November 3, 2000  Mr. Collins' duties were assumed by
         Sim Farar.

         Sim Farar has served as Recom's Chairman, Chief Executive Officer, President and Chief Financial Officer since November 3, 2000. He has been a business owner and consultant in the Los Angeles area for over 20 years. From 1985 to 1998, Mr. Farar was a director and president of American Home Developers Company, Inc., a contracting firm in the building industry which he sold in April, 1998. He currently serves on the board of directors of IFC Financial Services, Inc. and has been involved in implementing new business strategies for several companies in recent years.

         Arthur Lyons has served as a Director and Secretary of Recom since November 3, 2000. Mr. Lyons has been a businessman and restauranteur in Southern California for over 25 years. In 1992, he was elected to the Palm Springs, California City Council and served from 1992 to 1996 and was mayor pro tem for a year during that period. He is the author of twelve mystery novels/short stories and has written screenplays for television. Mr. Lyons is a graduate of the University of California at Santa Barbara.

         The current Board has one vacancy. The current directors will serve and hold office until the next annual shareholders' meeting or until their respective successors have been duly elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

         The Company is not currently subject to compliance under Section 16(a).

Family Relationships

         There are no family relationships between any director or executive officer.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the  compensation of the Company's Chief
Executive Officer during the last two complete fiscal years. No other officers received annual compensation in excess of $100,000 during the last completed fiscal year.

                                                       SUMMARY COMPENSATION TABLE
                                          Annual Compensation                                   Long Term Compensation
                                -----------------------------------------     ------------------------------------------------------
                                                                                        Awards                Payout
                                                                              ---------------------------    --------
                                                                              Restricted
                                                          Other Annual           Stock      Securities         LTIP      All Other
                                               Bonus      Compensation         Award(s)     Underlying        Payout    Compensation
                       Year        Salary        ($)           ($)                ($)      Option s (#)         ($)         ($)
                    ----------- -------------- --------- ----------------     ------------ --------------    ---------  ------------
Jack Epperson          Ten
(CEO)                Months
                      Ended      $42,200(1)      -0-           -0-                -0-             -0-           -0-            -0-
                     11/6/00
                       1999      $38,611(1)      -0-           -0-                -0-         100,000           -0-            -0-

Sim Farar              Two
(CEO)                months
                      ended      $   -0-(2)      -0-           -0-                -0-             -0-           -0-            -0-
                     12/31/00

-----------------------------
(1)  Amount accrued but discharged in bankruptcy.
(2) The Company does not expect to pay compensation to its officers or directors unless and until the Company develops new lines of business and operating revenues are sufficient to pay such compensation

Employment/Consulting Agreements

         The Company had leased Mr. Epperson's services from Recom Technologies, Inc. under a three-year Executive Employment Agreement which commenced effective November 11, 1998. Pursuant to the Agreement, Recom Technology, Inc. is paid $100/hour for Mr. Epperson's time spent on Company business. Upon Mr. Epperson's resignation on November 6, 2000, the Company owed Recom Technologies, Inc. $42,200 for Mr. Epperson's services during the year 2000. As a result of the Company's bankruptcy, Recom Technologies was paid $1,724 and the balance of Mr. Epperson's accrued consulting fees were discharged in bankruptcy.

         There are currently no employment or other compensatory agreements in place for either Sim Farar or Arthur Lyons.

Director Compensation

         The Company may reimburse directors for any reasonable expenses pertaining to attending meetings, including travel, lodging and meals.

Stock Option Plan

         Recom's Board of Directors adopted and its shareholders approved the 1998 Stock Option Plan for the issuance of incentive and non-qualified stock options in December 1998. The stock plan was established to furnish incentives for employees, consultants and other participants to continue their service to Recom. There are 520,000 shares of common stock authorized for issuance upon exercise of options and stock appreciation rights granted under the stock plan, which have designated vesting schedules up to 5 years. As of December 31, 1999, 517,100 options to purchase Recom shares of common stock at exercise prices ranging from $.25 to $1.25 had been granted. As of March 1, 2000, options to purchase 171,000 shares of Recom common stock had been granted with exercise prices ranging from $.50 to $1.70. As a result of the layoff of virtually all of the Company's employees, as of April 7, 2000 all outstanding options had been cancelled except for those held by Mr. Epperson. As a condition of Recom's Reorganization Plan, all remaining outstanding rights to acquire Recom's existing common stock were cancelled and of no further force or effect upon the date of Plan confirmation. Consequently, as of November 7, 2000, all previously outstanding options were cancelled and returned to the 1998 Stock Option Plan as authorized but unissued shares. The Board of Directors administers the Stock Option Plan. It may issue additional stocks, options or other incentives to attract and retain qualified management and directors, both advisory and voting. Such plans and incentives could have a dilutive effect on Recom's common stock. No option is transferable by the optionee other than by will or the laws of descent and distribution.

               OPTIONS GRANTED IN THE YEAR ENDED DECEMBER 31, 2000

                               Number of
                              Securities       % of Total Option
                              Underlying           Granted to         Exercise of
                           Options Granted    Employees in Fiscal     Base Price
Name                           in 2000             Year 2000           ($/share)         Expiration Date
----                           -------             ---------           ---------         ---------------
Alana Tri                         1,000               0.6%               $1.70                1/3/05
Scott Storer                    170,000              99.4%               $ .50                3/1/05


                FISCAL YEAR END OPTION VALUE (DECEMBER 31, 2000)

                    Number of Securities Underlying            Value of Unexercised in-the-Money
                    Unexercised Options/SARs at                Options/SARs at Fiscal Year End ($)
                    Fiscal Year End (#)

Name                Exercisable/Unexercisable Options          Exercisable/Unexercisable Options
                    at December 31, 2000                       at December 31, 2000
-----------------   ---------------------------------          ---------------------------------

         All outstanding options to purchase Recom's common stock were cancelled upon confirmation of the Reorganization Plan which occurred on October 26, 2000.

Limitation of Liability and Indemnification Matters

         The Company's bylaws provide that it will indemnify its officers and directors, employees and agents and former officers, directors, employees and agents unless their conduct is finally adjudged as grossly negligent or to be willful misconduct. This indemnification includes expenses (including attorneys'
fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by these individuals in connection with such action, suit, or proceeding, including any appeal thereof, subject to the qualifications contained in Delaware law as it now exists. Expenses (including attorneys' fees) incurred in defending a civil or criminal action, suit, or proceeding will be paid by the Company in advance of the final disposition of such action, suit, or proceeding upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount, unless it shall ultimately be determined that he or she is entitled to be indemnified by the Company as authorized in the bylaws. This indemnification will continue as to a person who has ceased to be a director, officer, employee or agent, and will benefit their heirs, executors, and administrators. These indemnification rights are not deemed exclusive of any other rights to which any such person may otherwise be entitled apart from the bylaws. Delaware law generally provides that a corporation shall have the power to indemnify persons if they acted in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the Company and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. In the event any such person is judged liable for negligence or misconduct, this indemnification will apply only if approved by the court in which the action was pending. Any other indemnification shall be made only after the determination by the Company's Board of Directors (excluding any directors who were party to such action), by independent legal counsel in a written opinion, or by a majority vote of stockholders (excluding any stockholders who were parties to such action) to provide such indemnification.

Compliance with Section 16(a) Beneficial Ownership Reporting

         As of December 31, 2000, the Company was not subject to Section 16(a).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The  following  table sets forth the number of shares of the  Company's
Common Stock beneficially owned as of March 1, 2001 by, (i) each executive officer and director of the Company; (ii) all executive officers and directors of the Company as a group; and (iii) owners of more than 5% of the Company's
Common Stock.

         Name and address of                               Number of Shares
         Beneficial Owner                   Position      Beneficially Owned        Percent
         ----------------                   --------      ------------------        -------

         Officers and Directors

         Sim Farar                          Chairman                  (1)                 (1)
         914 Westwood Blvd.                 and CEO
         Suite 809
         Los Angeles, CA 90024

         Vanguard West, LLC
         914 Westwood Blvd.                 None               900,000                 65%
         Suite 809
         Los Angeles, CA 90024

         Joel Farar                         None               150,000(2)              11%





         914 Westwood Blvd.
         Suite 809
         Los Angeles, CA 90024

         Justin Farar                       None               150,000(2)              11%
         914 Westwood Blvd.
         Suite 809
         Los Angeles, CA 90024
                                                              --------               -----
         All officers and directors
            as a group (2 individuals)                         900,000                 65%

         ------------------
         (1) Vanguard West LLC is a Nevada limited liability company of which Mr. Farar is the Manager and should be considered the beneficial owner of and to have control over the 1,200,000 shares owned by Vanguard West LLC.

         (2) Joel Farar and Justin Farar are the grown sons of Sim Farar. Sim Farar disclaims beneficial ownership in these shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prior to its reorganization, the Company leased office space subject to a month-to-month lease agreement from Recom Technologies, Inc., a company majority owned by officers and directors of the Company. The Company recorded $47,280 in lease expense during December 31, 1999 and accrued $10,080 in lease expense from January 1, 2000, through October 31, 2000. The Company believes this rent was comparable to rent that would be charged by a non-affiliated landlord. The lease agreement was terminated on October 31, 2000 with a final payment of $1,100 with the balance being discharged in bankruptcy.

         The Company currently maintains its executive offices in space provided by the Company's President, at no charge to the Company. The Company does not expect to pay any rental charges until it establishes new lines of business.

         Recom had debt payable to related parties of $1,125,710 in connection with related party transactions as of November 6, 2000. As of November 7, 2000, the total balance of these payables were discharged as a result of Recom's bankruptcy reorganization.

         In order to settle a dispute relating to Recom's acquisition of Valley Networking, Inc. in 1999, Jack Epperson paid $100,000 and Vanguard West LLC paid $25,000 to the former owner of Valley Networking on behalf of Recom.

         Vanguard West LLC, a Nevada limited liability company contributed $100,000 to Recom's bankruptcy in exchange for 1,200,000 shares of Recom's outstanding common stock. After the reverse stock split of Recom's outstanding common stock on November 9, 2000, and the issuance of the 1,200,000 shares to Vanguard West, LLC, Vanguard West LLC became the majority shareholder of Recom. Sim Farar is the Managing Member of Vanguard West LLC and owns a 75% interest in the LLC.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               Exhibit 2(1)         Stock-For-Membership    Interest    Exchange
                                    Agreement

               Exhibit 2.1          Plan of Reorganization  confirmed on October
                                    26, 2000.

               Exhibit 2.2          Order Confirming Chapter 11 Plan

               Exhibit 3.1(2) Amended Articles of Incorporation dated may 10, 1999.

               Exhibit 3.2(3)       Bylaws dated May 10, 1991.

               Exhibit 3.3          Amended  Articles  of  Incorporation   dated
                                    November 9, 2000.

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


(b) Reports on Form 8-K filed during the quarter ended December 31, 2000:

         The Company filed a Form 8-K for October 26, 2000 reporting an Item 1 and Item 3 event regarding the confirmation of the Company's Plan of Reorganization by the U.S. Bankruptcy Court.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RECOM MANAGED SYSTEMS, INC.

                                      By  /s/ Sim Farar
                                          -------------------------------------
                                          Sim Farar,
                                          President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                                Date
---------                          -----                               ----

/s/ Sim Farar
---------------------
Sim Farar                  Chairman of the Board, President       March 13, 2001
                           and Chief Financial Officer
                           (Principal Executive Officer and
                           Principal Financial and Accounting
                           Officer)

/s/ Arthur Lyons
---------------------
Arthur Lyons               Secretary and Director                 March 13, 2001

         Supplemental information to be furnished with reports filed pursuant to
Section 15(d) of the Exchange Act by non-reporting issuers.

         The Company has not prepared nor has it distributed an annual report to security holders or proxy material.