Form 10QSB
period 2001-03-31
RECOM MANAGED SYSTEMS INC DE/
filed 2001-05-01
CIK 810365

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001

                         Commission File Number 33-11795

                           RECOM MANAGED SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)



              DELAWARE                                87-0441351
    ----------------------------            ----------------------------
   (State of other jurisdiction of      (I.R.S. Employer Identification Number)
    incorporation or organization)

         914 Westwood Blvd.
             Suite 809
      Los Angeles, California                          90024
    ----------------------------            ----------------------------
(Address of Principal Executive Offices)            (Zip Code)

 Registrant's telephone number including area code:        (818) 702-9977
                                                    ----------------------------

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

                    YES  X                       NO
                       -----                       -----


     Common stock, $.001 par value, 1,379,928 issued and outstanding as of April 10, 2001.

                                      INDEX

                                                                        PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1.  Financial Statements (Unaudited).................................3

     ITEM 2.  Management's Discussion and Analysis ............................7


PART II - OTHER INFORMATION

     ITEM 1.  Legal Proceedings................................................8

     ITEM 3.  Defaults upon Senior Securities..................................8

     ITEM 5.  Other Information................................................8

     ITEM 6.  Exhibits and Reports on Form 8-K.................................9

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

PART 1  -  FINANCIAL INFORMATION

                           RECOM MANAGED SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                   (UNAUDITED)

                                 MARCH 31, 2001

ASSETS

CURRENT ASSETS
Cash                                                                $  7,069

Reorganization Value in Excess of
Amount Allocated to Identifiable Assets,
net of accumulated amortization of $8,333                             91,667
                                                                    ---------

TOTAL ASSETS                                                        $ 98,736
                                                                    =========


LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses                                                    $  1,630
                                                                    ---------

TOTAL LIABILITIES                                                      1,630

STOCKHOLDERS' EQUITY - NOTE 2

Common stock, $.001 par value, authorized 50,000,000
shares, issued and outstanding 1,379,928                               1,380
Additional paid-in capital                                           153,620
Deficit accumulated during development stage                         (57,894)
                                                                    ---------
TOTAL STOCKHOLDERS' EQUITY                                            97,106
                                                                    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 98,736
                                                                    =========


The accompanying notes are an integral part of this statement.

                           RECOM MANAGED SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

  REVENUES                                                           -0-


  GENERAL AND ADMINISTRATIVE EXPENSES                         $  30,215
                                                             -----------

  NET LOSS                                                    $ (30,215)

                                                             ===========
  Basic and diluted loss per share                            $    (.02)

  Basic and diluted weighted average number of
   shares outstanding                                         1,379,928




The accompanying notes are an integral part of this statement.

                           RECOM MANAGED SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOW

                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)


Cash used in operating activities                            $(28,015)


Financing activities:
    Capital contribution                                       20,000
                                                              -------

Net cash provided by (used in) financing activities            20,000


Net decrease in cash                                           (8,015)

Cash at beginning of period                                    15,084
                                                              -------

Cash at end of period                                        $  7,069
                                                              =======




The accompanying notes are an integral part of this statement.

                           RECOM MANAGED SYSTEMS, INC.
                   NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
                                 MARCH 31, 2001


NOTE 1 - BASIS OF PRESENTATION

Since confirmation of a Plan of Reorganization under Chapter 11 of the Federal Bankruptcy Code, which became final on November 6, 2000, the Company substantially curtailed operations. The Company is currently engaged in various types of business development and consulting, including evaluating various businesses, which may offer advantageous business opportunities. Such business opportunities could include capital investments or a business acquisition by, or a combination with, the Company. Until such business opportunities are identified, the Company expects to operate with minimal assets and liabilities and little or no operating income

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has a limited operating history since its reorganization and incurred a loss since filing for bankruptcy. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the classification and recoverability of recorded asset amounts or the amount of liabilities that may be incurred should the Company be unable to continue in existence. Continuation as a going concern is dependent on obtaining funds necessary to continue current activities. There is no assurance that the necessary funds will be generated.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals considered necessary for a fair presentation) have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2000 filed by the Company.

Statements of operations and of cash flows for the three months ended March 31, 2000 are not included in the accompanying financial statements. Upon reorganization in bankruptcy, the Company adopted fresh-start accounting, as a result of which, all assets and liabilities were restated to reflect their reorganization value. Further, the activities of the Company since reorganization are not comparable to the previous operations. Management believes that presenting statements of operations and of cash flow for periods prior to reorganization would be misleading because they are not comparable to those subsequent to reorganization and therefore has not presented them herein.

NOTE 2- SHAREHOLDERS' EQUITY

During  the  three  months  ended  March  31,  2001,  the  Company's   principal
shareholder made a capital contribution of $20,000.

ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Caution about forward-looking statements

     This Form 10-QSB includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from out expressed expectations because of risks and uncertainties about the future. We do not undertake to update the information in this Form 10-QSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of the Company's business are discussed throughout this Form 10-QSB and should be considered carefully.

Plan of Operation for the Next Twelve Months

     As a consequence of the Company's bankruptcy reorganization, the Company's new focus will be providing business development, business consulting services, and performing business evaluations. The Company does not expect to generate significant revenues from this new line of business for the foreseeable future. The Company expects, during the next twelve months, to acquire or merge with one or more other companies having ongoing operations in other lines of business. Outside financing will be necessary to meet the Company's anticipated working capital needs for the foreseeable future. The Company anticipates that its major shareholder, Vanguard West LLC, will make capital investments or cash advances to pay the operating expenses of the Company for the foreseeable future. Given its current financial position for the immediate future, the Company expects to operate with minimal assets and liabilities.

Results of operations

     The Company voluntarily filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code on June 26, 2000. The Company submitted a Plan of Reorganization which was confirmed by the Bankruptcy Court on October 26, 2000, and became final on November 6, 2000. A Final Decree and Order Closing Case was issued by the Bankruptcy Court on March 16, 2001, at which time the Company's case was closed without objection.

     As a result of the bankruptcy, the Company adopted fresh-start accounting as of November 7, 2000. Consequently, since November 7, 2000, the Company's financial statements have been prepared as if it were a new reporting entity.

     Due to the Company's substantially changed operations and the adoption of fresh-start accounting, a comparison of current operating results to those for periods prior to November 7, 2000 is not deemed meaningful.

     For the quarter ended March 31, 2001, the Company did not generate any revenue from its business activities

     For the quarter ended March 31, 2001, the Company incurred general and administrative expenses of $30,215 primarily consisting of legal and accounting expenses relating to the Company's year-end SEC reporting obligations and audit.

     Due to the lack of operating revenues during the quarter ended March 31, 2001, the Company incurred a net loss of $30,215 for the period. The Company expects its operating expenses to exceed its revenues for the foreseeable future.

Liquidity and sources of capital

     Due to the Company's significantly curtailed operations, it expects to generate little or no revenues and will attempt to keep administrative costs to a minimum. During the quarter ended March 31, 2001, the Company's majority shareholder made a $20,000 capital contribution to provide working capital for the Company. The Company anticipates that the majority shareholder will continue to provide working capital to the Company on an as-needed basis.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Due to ongoing, insufficient cash flow and/or outside capital investments, the Company's Board of Directors determined that the Company should seek bankruptcy protection. On June 26, 2000, the Company voluntarily filed a petition with the U.S. Bankruptcy Court in the Eastern District of California, Sacramento Division (Case No. 00-27398-B-11). The Company sought to reorganize under Chapter 11 of the Bankruptcy Code. On October 26, 2000, the Company's Plan of Reorganization was confirmed by the Bankruptcy Court. The Plan of Reorganization became effective on November 6, 2000, and the implementation of the Plan commenced on that date. A Disbursing Agent liquidated most of the Company's tangible assets and distributed cash and stock to the Company's creditors in accordance with the Plan of Reorganization. Upon completing all distributions to creditors, the Disbursing Agent filed a final Post Confirmation Report with the Bankruptcy Court on February 13, 2001. A Final Decree and Order Closing Case was issued by the Bankruptcy Court on March 13, 2001, at which time the Company's bankruptcy case was closed without objection.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Prior to filing for bankruptcy protection, the Company had been delinquent in its debt and lease obligations.

     As a result of the Company's reorganization under Chapter 11 of the Federal Bankruptcy Code, the Company discharged all of its remaining debts aggregating $1,354,096 and terminated its sole lease obligation. As a result, the Company currently has no long term debts or liabilities.

ITEM 5.  OTHER INFORMATION

     On March 30, 2001, Jack Brehm was appointed to the Company's Board of Directors and Chief Financial Officer of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:  None

         (b)  Reports on Form 8-K:

              (i)  The Company filed a Form 8-K for March 13, 2001  reporting an
                   Item 3 event regarding the conclusion of the Company's bankruptcy case under Chapter 11 of the U.S. Bankruptcy Code.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           RECOM MANAGED SYSTEMS, INC.


Dated:  April 27, 2001                     /s/  Jack Brehm
                                           --------------------------
                                           Jack Brehm
                                           Chief Financial Officer
                                           (Principal Accounting Officer)