Form 10QSB
period 2001-06-30
RECOM MANAGED SYSTEMS INC DE/
filed 2001-07-30
CIK 810365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                         Commission File Number 33-11795
                                                --------

                           RECOM MANAGED SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                       87-0441351
------------------------------------                  -------------------------
  (State of other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                       Identification Number)

         914 Westwood Blvd.
             Suite 809
       Los Angeles, California                                  90024
----------------------------------------              --------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number including area code:         (818) 702-9977
                                                      --------------------------

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

              YES    X                       NO
                  --------                      --------

Common stock, $.001 par value, 1,429,928 issued and outstanding as of July 17, 2001.

                                      INDEX

                                                                            PAGE

PART 1 - FINANCIAL INFORMATION.................................................3

     ITEM 1. FINANCIAL STATEMENTS..............................................3

     ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF RESULTS OF OPERATIONS
     AND FINANCIAL CONDITION ..................................................9

PART II - OTHER INFORMATION...................................................10

     ITEM 1. LEGAL PROCEEDINGS................................................10

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................10

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           RECOM MANAGED SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2001
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS

Cash                                                                    $  2,495

Reorganization Value in Excess of
Amount Allocated to Identifiable Assets,
net of accumulated amortization of $13,333                                86,667
                                                                        --------

TOTAL ASSETS                                                            $ 89,162
                                                                        ========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses                                                        $  5,250
                                                                        --------

TOTAL LIABILITIES                                                       $  5,250

STOCKHOLDERS' EQUITY - NOTE 2

Common stock, $.001 par value, authorized 50,000,000
shares, issued and outstanding 1,429,928               $  1,430
Additional paid-in capital                              158,570
Deficit accumulated during development stage            (76,088)
                                                        -------

TOTAL STOCKHOLDERS' EQUITY                                                83,912
                                                                        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 89,162
                                                                        ========

The accompanying notes are an integral part of this statement.

                           RECOM MANAGED SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                             Cumulative for
                                                                               the Period
                                           Three Months       Six Months       November 7,
                                              Ended             Ended            2000 to
                                          June 30, 2001     June 30, 2001     June 30, 2001
                                          -------------     -------------     -------------

REVENUES - Consulting Fees                 $      500        $      500        $      500

GENERAL AND ADMINISTRATIVE EXPENSES            18,694            48,909            76,588
                                           ----------        ----------        ----------

NET LOSS                                   $  (18,194)       $  (48,409)       $  (76,088)
                                           ==========        ==========        ==========

Basic and diluted loss per share           $     (.01)       $     (.04)       $     (.06)

Basic and diluted weighted average          1,379,928         1,379,928         1,379,928
number of shares outstanding

The accompanying notes are an integral part of this statement.

                           RECOM MANAGED SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                                                     Cumulative for
                                                               Six Months              the Period
                                                                 Ended             November 7, 2000 to
                                                              June 30, 2001           June 30, 2001
                                                              -------------           -------------
Cash used in operating activities                             $   (32,589)            $   (52,505)

Financing activities:                                              20,000                  55,000
         Capital contribution                                 -----------             -----------

Net cash provided by (used in) financing activities                20,000                  55,000

Net increase (decrease) in cash                                   (12,589)                  2,495

Cash at beginning of period                                        15,084                     -0-
                                                              -----------             ------------

Cash at end of period                                         $     2,495             $     2,495
                                                              ===========             ===========

The accompanying notes are an integral part of this statement.

                           RECOM MANAGED SYSTEMS, INC.
                   NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
                                  JUNE 30, 2001

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals considered necessary for a fair presentation) have been included. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2000 filed by the Company.

Statements of operations and of cash flows for the three months and six months ended June 30, 2000 are not included in the accompanying financial statements. Upon reorganization in bankruptcy, the Company adopted fresh-start accounting, as a result of which, all assets and liabilities were restated to reflect their reorganization value. Further, the activities of the Company since reorganization are not comparable to the previous operations. Management believes that presenting statements of operations and of cash flow for periods prior to reorganization would be misleading because they are not comparable to those subsequent to reorganization and therefore has not presented them herein.

NOTE 2 - SHAREHOLDERS' EQUITY

During  the  three  months  ended  March  31,  2001,  the  Company's   principal
shareholder made a capital contribution of $20,000.

During the three months ended June 30, 2001, the Company issued 50,000 shares of common stock for services and charged general and administrative expenses $5,000 therefore.

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

Plan of Operation for the Next Twelve Months

         As a consequence of the Company's bankruptcy reorganization, the Company's new focus will be providing business development, business consulting services, and performing business evaluations. The Company does not expect to generate significant revenues from this new line of business for the foreseeable future. The Company expects, during the next ten months, to acquire or merge with one or more other companies having ongoing operations in other lines of business. The Company has retained several consultants to assist in identifying and evaluating other potential lines of business. Outside financing will be necessary to meet the Company's anticipated working capital needs for the foreseeable future. The Company anticipates that its major shareholder, Vanguard West LLC, will make capital investments or cash advances to pay the operating expenses of the Company for the foreseeable future. Given its current financial position for the immediate future, the Company expects to operate with minimal assets and liabilities.

Results of operations

         The Company voluntarily filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code on June 26, 2000. The Company submitted a Plan of Reorganization which was confirmed by the Bankruptcy Court on October 26, 2000, and became final on November 6, 2000. A Final Decree and Order Closing Case was issued by the Bankruptcy Court on March 16, 2001, at which time the Company's bankruptcy case was closed without objection.

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

         For the three months ended June 30, 2001, the Company received revenues of $500 for consulting services.

         For the three months and six months ended June 30, 2001, the Company incurred general and administrative expenses of $18,694 and $48,909, respectively, primarily consisting of legal and accounting and other expenses relating to the Company's year-end SEC reporting obligations, audit and business development activities.

         Due to the lack of significant operating revenues, the Company incurred a net loss of $18,194 for the three months and $48,409 for the six months ended June 30, 2001. The Company expects its operating expenses to exceed its revenues for the foreseeable future.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Last year, due to ongoing, insufficient cash flow and/or outside capital investments, the Company's Board of Directors determined that the Company should seek bankruptcy protection. On June 26, 2000, the Company voluntarily filed a petition with the U.S. Bankruptcy Court in the Eastern District of California, Sacramento Division (Case No. 00-27398-B-11). The Company sought to reorganize under Chapter 11 of the Bankruptcy Code. On October 26, 2000, the Company's Plan of Reorganization was confirmed by the Bankruptcy Court. The Plan of Reorganization became effective on November 6, 2000, and the implementation of the Plan commenced on that date. A Disbursing Agent liquidated most of the Company's tangible assets and distributed cash and stock to the Company's creditors in accordance with the Plan of Reorganization. Upon completing all distributions to creditors, the Disbursing Agent filed a final Post Confirmation Report with the Bankruptcy Court on February 13, 2001. A Final Decree and Order Closing Case was issued by the Bankruptcy Court on March 13, 2001, at which time the Company's bankruptcy case was closed without objection.

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

                                               RECOM MANAGED SYSTEMS, INC.


Dated:  July 23, 2001                          /s/ Jack Brehm
                                               ----------------------------
                                               Jack Brehm
                                               Chief Financial Officer
                                               (Principal Accounting Officer)