Form 10QSB
period 2001-09-30
RECOM MANAGED SYSTEMS INC DE/
filed 2001-10-11
CIK 810365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB



      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



                         Commission File Number 33-11795

                           RECOM MANAGED SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)




               DELAWARE                              87-0441351
-----------------------------------      ---------------------------------------
    State of other jurisdiction of       (I.R.S. Employer Identification Number)
    incorporation or organization)

        914 Westwood Blvd.
            Suite 809
       os Angeles, California                                   90024
----------------------------------------               -------------------------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number including area code:          (818) 702-9977
                                                       -------------------------




                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Check whether the registrant filed all documents and reports required to be filed in Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.

                           YES    X            NO
                               --------           --------


         Common stock, $.001 par value, 1,429,928 issued and outstanding as of October 8, 2001.

                                      INDEX

                                                                            PAGE

PART 1 - FINANCIAL INFORMATION.................................................3

     ITEM 1.  FINANCIAL STATEMENTS.............................................3

     ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF RESULTS OF OPERATIONS

     AND FINANCIAL CONDITION...................................................9

PART II - OTHER INFORMATION...................................................10

     ITEM 1.  LEGAL PROCEEDINGS...............................................10

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................10

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           RECOM MANAGED SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


ASSETS

CURRENT ASSETS

Cash                                                                   $  16,031

Reorganization Value in Excess of
Amount Allocated to Identifiable Assets,
net of accumulated amortization of $18,333                                81,667
                                                                       ---------

TOTAL ASSETS                                                           $  97,698
                                                                       =========


LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses                                                       $   9,244
                                                                       ---------

TOTAL LIABILITIES                                                          9,244


STOCKHOLDERS' EQUITY - NOTE 2

Common stock, $.001 par value, authorized 50,000,000
shares, issued and outstanding 1,429,928               $     1,430
Additional paid-in capital                                 183,570
Deficit accumulated during development stage               (96,546)
                                                       ------------

TOTAL STOCKHOLDERS' EQUITY                                                88,454
                                                                       ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                                 $  97,698
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

                                          RECOM MANAGED SYSTEMS, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF OPERATIONS
                                                  (UNAUDITED)

                                                                                               Cumulative for
                                                                                                 the Period
                                                   Three Months           Nine Months            November 7,
                                                      Ended                  Ended                2000 to
                                                  Sept. 30, 2001         Sept. 30, 2001        Sept. 30, 2001
                                                  --------------         --------------        --------------
REVENUES - Consulting Fees                          $      -0-             $      500            $      500

GENERAL AND ADMINISTRATIVE EXPENSES                     20,458                 69,367                97,046
                                                    ----------             ----------            ----------

NET LOSS                                            $  (20,458)            $  (68,867)           $  (96,546)
                                                    ==========             ==========            ==========
Basic and diluted loss per share                    $     (.01)            $     (.05)           $     (.07)

Basic and diluted weighted average number of
shares outstanding                                   1,429,928              1,396,595             1,393,564



The accompanying notes are an integral part of this statement.

                                          RECOM MANAGED SYSTEMS, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF CASH FLOW
                                                  (UNAUDITED)
                                                                                          Cumulative for
                                                                     Nine Months            the Period
                                                                        Ended           November 7, 2000 to
                                                                  September 30, 2001    September 30, 2001
                                                                  ------------------    -------------------
Cash used in operating activities                                    $    (44,053)         $     (63,969)

Financing activities:
         Capital contribution                                              45,000                 80,000
                                                                     ------------          -------------

Net cash provided by financing activities                                  45,000                 80,000

Net increase in cash                                                          947                 16,031

Cash at beginning of period                                                15,084                    -0-
                                                                     ------------          -------------

Cash at end of period                                                $    16, 031          $      16,031
                                                                     ============          =============

The accompanying notes are an integral part of this statement.

                           RECOM MANAGED SYSTEMS, INC.
                   NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 1-BASIS OF PRESENTATION

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals considered necessary for a fair presentation) have been included. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2000 filed by the Company.

Statements of operations and of cash flows for the three months and nine months ended September 30, 2000 are not included in the accompanying financial statements. Upon reorganization in bankruptcy, the Company adopted fresh-start accounting, as a result of which, all assets and liabilities were restated to reflect their reorganization value. Further, the activities of the Company since reorganization are not comparable to the previous operations. Management believes that presenting statements of operations and of cash flow for periods prior to reorganization would be misleading because they are not comparable to those subsequent to reorganization and therefore has not presented them herein.

NOTE 2-SHAREHOLDERS' EQUITY

During the nine months ended September 30, 2001, the Company's principal shareholder made capital contributions, totaling $45,000.

During the nine months ended September 30, 2001, the Company issued 50,000 shares of common stock for services and charged general and administrative expenses $5,000 therefore.

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

Plan of Operation for the Next Twelve Months

         As a consequence of the Company's bankruptcy reorganization, the Company's new focus will be providing business development, business consulting services, and performing business evaluations. The Company does not expect to generate significant revenues from this new line of business for the foreseeable future. The Company expects, during the next seven months, to acquire or merge with one or more other companies having ongoing operations in other lines of business. The Company has retained several consultants to assist in identifying and evaluating other potential lines of business. Outside financing will be necessary to meet the Company's anticipated working capital needs for the foreseeable future. The Company anticipates that its major shareholder, Vanguard West LLC, will make capital investments or cash advances to pay the operating expenses of the Company for the foreseeable future. Given its current financial position for the immediate future, the Company expects to operate with minimal assets and liabilities.

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

         For the three months and nine months ended September 30, 2001, the Company incurred general and administrative expenses of $20,458 and $69,367, respectively, primarily consisting of legal and accounting and other expenses relating to the Company's SEC reporting obligations and business development activities.

         Due to the lack of significant operating revenues, the Company incurred a net loss of $20,458 for the three months and $68,867 for the nine months ended September 30, 2001. The Company expects its operating expenses to exceed its revenues for the foreseeable future.

Liquidity and sources of capital

         Due to the Company's significantly curtailed operations, it expects to generate little or no revenues and will attempt to keep administrative costs to a minimum. During the nine months ended September 30, 2001, the Company's majority shareholder made capital contributions totaling $45,000 to provide working capital for the Company. The Company anticipates that the majority shareholder will continue to provide working capital to the Company on an as-needed basis.

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

                                            RECOM MANAGED SYSTEMS, INC.


Dated:  October 9, 2001                     /s/ Jack Brehm
                                            ------------------------------------
                                            Jack Brehm
                                            Chief Financial Officer
                                            (Principal Accounting Officer)