Form 10KSB
period 2001-12-31
RECOM MANAGED SYSTEMS INC DE/
filed 2002-02-22
CIK 810365

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

     For the Fiscal Year Ended                  Commission File Number
         December 31, 2001                             33-11795

                           RECOM MANAGED SYSTEMS, INC.



              Delaware                                87-0441351
       ----------------------               ------------------------------
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

Yes            X          No
           -----------             ------------

The issuer's revenues for its most recent fiscal year were $500.

As of February 11, 2002, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately $118,210 based upon the average price of $0.55/share.

                         ISSUERS INVOLVED IN BANKRUPTCY
                      PROCEEDING DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes            X          No
           -----------             ------------

As of February 1, 2002, the Registrant had outstanding 1,429,928 shares of common stock ($.001 par value).

                       Documents Incorporated by Reference

Certain exhibits required by Item 13 have been incorporated by reference from the Company's previously filed Form 8-K's, SB-2, Form 10-QSB and Form 10-KSB.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                                                         Page of
                                                                          Report
                                                                         -------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS ............................................ 1

ITEM 1  DESCRIPTION OF PROPERTY ............................................ 4

ITEM 3. LEGAL PROCEEDINGS .................................................. 4

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................ 5

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS ................................................ 6

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION ......... 7

ITEM 7. FINANCIAL STATEMENTS ...............................................12

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE ...........................................20

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ..................21

ITEM 10 EXECUTIVE COMPENSATION .............................................22

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .....25

ITEM 12.CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS ......................26

ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K ...................................26

SIGNATURES .................................................................28

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

Reorganization

         On June 26, 2000, the Company filed a Voluntary Petition for Reorganization Under Chapter 11 of the Federal Bankruptcy Code in the Eastern District of California, Sacramento Division. The Company continued to manage its business as debtor-in-possession subject to the control and supervision of the Federal Bankruptcy Court for the Eastern District of California (the "Bankruptcy Court"). Due to the lack of operating capital, the Company released all of its employees, except for its President, Jack Epperson, and significantly reduced its business operation.

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

         The Plan of Reorganization (referred to as the "Plan") provided for the treatment of the pre-petition claims by creditors and the interests of shareholders by dividing them into two classes. The general unsecured creditors, as Class 1, would share, on a pro rata basis, in any cash assets available for distribution to creditors. Creditors could elect to receive $500 cash in liquidation of their entire claim. Creditors not electing the $500 payment, would be paid a pro rata share of the net cash assets of the Company and be issued shares of the Company's common stock pro rata, based upon the amount of each creditor's claim remaining unpaid after all cash assets had been disbursed. The maximum number of shares issuable to Class 1 creditors in recognition of their unpaid claims was 60,000 shares. These shares, when issued, represented approximately 4.3% of the then outstanding shares of the Recom's common stock.

         The Plan also provided for the issuance of 1,200,000 shares of common stock to Vanguard West LLC in exchange for a $100,000 payment made into the bankruptcy estate by Vanguard West LLC. This amount of shares represented approximately 87% of the then outstanding shares of Recom's common stock.

         The Class 2 group consisted of shareholders of the Company. As part of the Plan, all existing outstanding shares of Recom's common stock were reverse split, whereby 28.74 shares of outstanding common stock were consolidated into one share of post-reverse split common stock. However, no current shareholder received less than one share of the post-split common stock. No shareholder received any cash distribution in their capacity as a shareholder. The reverse stock split was effective on November 9, 2000, pursuant to which the 3,448,986 shares of then outstanding common stock were consolidated into approximately 120,000 shares of stock, representing approximately 8.7% of the current outstanding shares of Recom's common stock. As of December 31, 2000, 1,379,928 shares of Recom's common stock were outstanding as a result of the full implementation of the Plan.

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

         The above summary of principal provisions of the Plan is qualified in its entirety by reference to the Proposed Plan of Reorganization incorporated herein by reference.

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

         In accordance with fresh-start accounting, the gain on discharge of debt resulting from the bankruptcy proceedings as reflected on the predecessor Company's financial statements for the period ended November 6, 2000 was eliminated, and, at November 7, 2000, the reorganized Company's financial statements reflected no beginning retained earnings or deficit. Since November 7, 2000, the Company's financial statements have been prepared as if it were a new reporting entity and separate column headings denote pre-reorganization operating results (the "Predecessor Company") from post-reorganization operating results (the "Reorganized Company") since they are not prepared on a comparable basis.

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

Employees

         At December 31, 2001, the Company had no full-time employees. The Chief Executive Officer, Mr. Sim Farar, is expected to devote approximately 60% of his time on Company related matters. The Corporate Secretary and the Chief Financial Officer are expected to provide services on an as-needed basis.

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

         As of December 31, 2001, the Company had minimal operating revenue and recorded a net loss of $82,327 for the year. Consequently, it will be dependent on outside capital to fund its business operations. Although the Company expects its majority shareholder to make capital investments or cash advances to the Company to cover operating expenses, there is no assurance that such outside capital will be sufficient to fund all operating costs. Any delay in or failure to receive such capital would have a substantially adverse impact on the Company's ability to continue business operations. The issuance of additional equity securities by the Company, if needed, will result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial or private loans or cash advances, assuming those loans would be available, will increase the Company's liabilities and future cash commitments.

         The Company is a service-based company and does not own significant tangible assets. Consequently, if the Company were unsuccessful, there would be few tangible assets, which would have minimal liquidation value.

         The audit report of Recom's independent auditors includes a "going concern" qualification. In the auditor's opinion, Recom's limited operating history and the accumulated net deficit as of December 31, 2001, raise substantial doubt about its ability to continue as a going concern.

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

ITEM 3. LEGAL PROCEEDINGS

         Due to ongoing, insufficient cash flow and outside capital investments, the Company's Board of Directors determined that the Company should seek bankruptcy protection. On June 26, 2000, the Company voluntarily filed a petition with the Federal Bankruptcy Court in the Eastern District of California, Sacramento Division (Case No. 00-27398-B-11.) The Company sought to reorganize under Chapter 11 of the Federal Bankruptcy Code. On October 26, 2000, the Company's Plan of Reorganization was confirmed by the Bankruptcy Court. The confirmation order became final on November 7, 2000 and the implementation of the Plan commenced on that date. The Plan of Reorganization became effective on November 13, 2000. The Disbursing Agent distributed all cash and 60,000 shares of the Company's common stock on December 30, 2000. A Postconfirmation Report and a Final Report by the Disbursing Agent were submitted to the Bankruptcy Court on February 13, 2001 and a final order to close the bankruptcy proceeding was signed on March 13, 2001, at which time the Company was discharged from bankruptcy.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED  STOCKHOLDER
         MATTERS.

         Commencing on October 30, 1998, the Company's common stock was traded in the NASDAQ Electronic Bulletin Board under the symbol "RMSI". Effective as of November 9, 2000, a reverse stock split of 28.74 to one occurred which reduced the Company's then outstanding common stock from 3,448,986 shares to approximately 120,000 shares. Effective as of November 9, 2000, the Company's trading symbol was changed to "RECM". The following chart sets forth the known high and low price on a bid and ask basis for the Company's stock for each quarter during the previous two years. All dollar amounts reflect post-split shares except for the first three quarters of the year ending December 31, 2000. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

         Year Ended December 31, 2001                  Low          High

           Fourth Quarter                              $0.51        $5.00
           Third Quarter                               $1.50        $5.00
           Second Quarter                              $1.45        $5.00
           First Quarter                               $0.45        $6.50

         Year Ended December 31, 2000                  Low           High

           Fourth Quarter                              $1.06        $5.00
           Third Quarter                               $0.05*       $0.10*
           Second Quarter                              $0.06*       $0.19*
           First Quarter                               $0.34*       $1.12*

--------------------------------------------------------------------------------
* Represents pre-split/pre-reorganization share prices

           As of February 1, 2002, there were approximately 308 holders of record of the Company's Common Stock. This amount does not include shares held in street name.

Dividend Policy

         The Company has never paid any cash dividends on its common stock. The Company currently anticipates that it will retain all future earnings for use in its business. Consequently, it does not anticipate paying any cash dividends in the foreseeable future.

Capital Stock

         During the Company's last two fiscal years ended December 31, 2000 and 2001, it issued the following equity securities pursuant to exemptions from registration under the Securities Act of 1933 (the "1933 Act").

         As a result of the Plan of Reorganization which confirmation became final on November 7, 2000, the Company issued 1,200,000 shares of its common stock on November 9, 2000 to one investor for proceeds of $100,000. Shares were sold without any public solicitation and were acquired for investment purposes only and without a view to distribution. The shares were issued pursuant to the private placement exemption provided by Section 4(2) of the 1933 Act. These shares are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificate evidencing the shares bears a legend stating the restrictions on resale.

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

         The Company issued 50,000 shares of its common stock during the year 2001 to various consultants and service providers as partial compensation for services rendered to the Company. Shares were issued without any public solicitation and were acquired for investment purposes only and without a view to distribution. The shares were issued pursuant to the private placement exemption provided by Section 4(2) of the 1933 Act. These shares are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificates evidencing the shares bear a legend stating the restrictions on resale.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

         For more detailed financial information, please refer to the audited December 31, 2001 Financial Statements included in this Form 10-KSB.

Caution about forward-looking statements

         This Form 10-KSB includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We do not undertake to update the information in this Form 10-KSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of the Company's business are discussed throughout this Form 10-KSB and should be considered carefully.

Plan of Operation for the Next Twelve Months

         As a consequence of the Company's bankruptcy reorganization, the Company's new focus is providing business development, business consulting services, and performing business evaluations. The Company does not expect to generate significant revenues from this new line of business for the foreseeable future. The Company expects, during the next ten months, to acquire or merge with one or more other companies having ongoing operations in other lines of business. The Company has retained several consultants to assist in identifying and evaluating other potential lines of business. Outside financing will be necessary to meet the Company's anticipated working capital needs for the foreseeable future. The Company anticipates that its major shareholder, Vanguard West LLC, will make capital investments or cash advances to pay the operating expenses of the Company for the foreseeable future. Given its current financial position for the immediate future, the Company expects to operate with minimal assets and liabilities.

Results of Operation

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

     In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company adopted fresh-start accounting as of November 7, 2000. See "Item 7. Financial Statements - Fresh-Start Reporting" footnote. In accordance with fresh-start accounting, the gain on discharge of debt resulting from the bankruptcy proceedings was reflected on the Predecessor Company's financial statements for the period ended November 6, 2000. In addition, the accumulated deficit of the Predecessor Company at November 6, 2000 was eliminated, and, at November 7, 2000, the Reorganized Company's financial statements reflected no beginning retained earnings or deficit. Since November 7, 2000, the Company's financial statements have been prepared as if it were a new reporting entity and separate operating results for the Predecessor Company should be distinguished from those of the Reorganized Company since a comparison of current operating results to those for periods prior to November 7, 2000 is not deemed meaningful.

     The operating results of the Company during the two month period ended December 31, 2000 and the ten month period ended November 6, 2000, and the fiscal year ended December 31, 2001, were as follows:




                                                                  REORGANIZED                   PREDECESSOR
                                                                    COMPANY                       COMPANY
                                                        For the Year      For the Period       For the Period
                                                            Ended          Nov. 7, 2000         Jan. 1, 2000
                                                        Dec. 31, 2001   thru Dec. 31, 2000   thru Dec. 31, 2000
                                                       --------------    -----------------   ------------------
REVENUES:
        Information Tech Consulting                    $         --        $         --        $      279,119
        Information Tech Products                                --                  --                34,970
        Other Income                                              500                --                 9,347
                                                       --------------      --------------      --------------
        TOTAL REVENUE                                             500                --               323,436
        Adjustment to Revenue                                    --                  --               (60,868)
                                                       --------------      --------------      --------------
        NET REVENUE                                               500                --               262,568

COST OF REVENUES:                                                --                  --
        Information Tech Consulting                              --                  --               283,497
        Information Tech Products                                --                  --                30,383
                                                       --------------      --------------      --------------
                TOTAL COSTS OF REVENUES                          --                  --               313,880
                                                                 --                  --                 --
                                                       --------------      --------------      --------------
                GROSS PROFIT (LOSS)                              --                  --               (51,312)

OPERATING EXPENSES:
        Development                                              --                  --                29,206
        Marketing & Selling                                      --                  --                54,675
        General & Administrative                               82,827              27,679             544,475
                                                       --------------      --------------      --------------
                TOTAL COSTS OF REVENUES                        82,827              27,679             628,356

OPERATING LOSS BEFORE REORGANIZATION COSTS
                                                              (82,327)            (27,679)           (679,668)
                                                       --------------      --------------      --------------
        Reorganization Costs                                     --                  --                41,518
                                                       --------------      --------------      --------------
        OPERATING LOSS                                        (82,327)            (27,679)           (721,186)

OTHER EXPENSES:
        Interest Expense                                         --                  --               (12,521)
        Loss on Disposal of Property and Equipment               --                  --              (155,910)
        Other                                                    --                  --                (5,237)
                                                       --------------      --------------      --------------
            Loss Before Extraordinary Item                    (82,327)            (27,679)           (894,854)
        Extraordinary Gain on Discharge of debt                  --                  --             1,354,096
                                                       --------------      --------------      --------------
                NET INCOME (LOSS)                             (82,327)            (27,679)     $      459,242
                                                       ==============      ==============      ==============


Year Ended December 31, 2000
----------------------------

         Due to the adoption of fresh-start accounting on November 7, 2000, the results of operations for the ten month period from January 1, 2000 to November 6, 2000 are not comparable with the year ended December 31, 2001. "See Item 7. Financial Statements - Accounting Policies" footnote.

         As a result of the Company's reorganization, the Company has changed its business focus and, as of December 31, 2000, had not yet realized any revenues from its new business activities. The Company does not expect to realize significant revenues until it acquires or merges with a company having additional lines of business.

         For the two month period from November 7, 2000 to December 31, 2000, the Company incurred general and administrative expenses of $27,679 primarily consisting of legal and accounting expenses relating to establishing the Company's business operations subsequent to the reorganization and ongoing reporting obligations with the Securities and Exchange Commission.

         Due to the lack of operating revenues for the two month period ended December 31, 2000, the Company incurred a net loss of $27,679 for the period. The Company expects its operating expenses to exceed its revenues for the foreseeable future.

Year Ended December 31, 2001
----------------------------

         For the year ended December 31, 2001, the Company generated revenues of $500 for business consulting services.

         For the year ended December 31, 2001, the Company incurred general and administrative expenses of $82,827, primarily consisting of legal and accounting and other expenses relating to the Company's SEC reporting obligations, year-end audit and business development activities.

         Due to the lack of significant operating revenues, the Company incurred a net loss of $82,327 for the year ended December 31, 2001. The Company expects its operating expenses to exceed its revenues for the foreseeable future.

         The Company does not expect to have significant business operations or revenue generation until it acquires or merges with one or more companies having additional lines of business. The Company's management is actively engaged in identifying and evaluating various business opportunities, and expects to acquire an operating business during the first six months of the current year.

         The Company has not focused on any particular industry and has evaluated business opportunities in several different industries. The Company's search criteria includes that the candidate be an operating entity generating revenues, have certain competitive advantages in its market and be poised for significant growth in its business.

         The acquisition may take the form of an acquisition of assets, a corporate merger or some other transaction designed to have the Company own and continue operating the acquired business.

Capital Financing

         In January, 2000, the Company received an additional $75,000 from a group of foreign investors. In March, 2000, the investment agreements were renegotiated and 200,000 shares of the Company's common stock was issued for the $124,000 previously invested. The Company never received any additional funding pursuant to these investment agreements which were subsequently cancelled.

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

Liquidity and Sources of Capital

         Due to the Company's significantly curtailed operations, it expects to generate little or no revenues and will attempt to keep administrative costs to a minimum. As a result of the lack of significant revenues, the Report of Independent Accountants contains a "going concern" qualification. During the last two months of 2000 and during the year ended December 31, 2001, the Company's majority shareholder made capital contributions totaling $35,000 and $45,000, respectively, to provide working capital for the Company. The Company anticipates that the majority shareholder will continue to provide working capital to the Company on an as-needed basis.

         Due to the Company's limited cash flow and assets, it is unlikely that the Company could obtain financing through commercial or banking sources. Consequently, if the majority shareholder was unwilling or unable to provide necessary working capital to the Company, the Company would probably not be able to sustain its operations.



ITEM 7.   FINANCIAL STATEMENTS
                                                                                     Page
                                                                                     ----
          Report of Independent Accountants                                            13

          Balance Sheet at December 31, 2001                                           14

          Statements of Operations for the period January 1, 2000 through November 6, 2000, for the period November 7, 2000 through December 31,
          2000, and for the year ended December 31, 2001

                                                                                       15

          Statement of Changes in Stockholders' Equity for the period January 1,
          2000 through November 6, 2000, for the period November 7, 2000 through
          December 31, 2000, and for the year ended December 31, 2001
                                                                                       16

          Statements  of Cash  Flows for the  period  January  1,  2000  through
          November 6, 2000, for the period November 7, 2000 through December 31,
          2000, and for the year ended December 31, 2001

                                                                                       17

          Notes to Financial Statements                                                18

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Board of Directors and Stockholders of RECOM Managed Systems, Inc.

We have audited the accompanying balance sheet of RECOM Managed Systems, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2001 and the periods of November 7, 2000 through December 31, 2000 and January 1, 2000 through November 6, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RECOM Managed Systems, Inc. (a development stage company) as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001 and the periods of November 7, 2000 through December 31, 2000 and January 1, 2000 through November 6, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a very limited operating history, is in the development stage, and, at December 31, 2001, has an accumulated net deficit. These matters raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On November 7, 2000, RECOM Managed Systems, Inc. emerged from reorganization under Chapter 11 of the Bankruptcy Code. As discussed in Note 4 RECOM Managed Systems, Inc. accounted for the reorganization using fresh-start reporting. Thus, the financial statements for the year ended December 31, 2001 and the period of November 7, 2000 through December 31, 2000 are not comparable to the pre-reorganization financial statements.

Burnett + Company, LLP
Rancho Cordova, California
January 21, 2002

                           RECOM MANAGED SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                December 31, 2001


ASSETS

CURRENT ASSETS

Cash                                                                 $   8,262

Reorganization Value in Excess of Amount Allocated
to Identifiable Assets, net of accumulated amortization
of $23,333                                                              76,667
                                                                     ---------

TOTAL ASSETS                                                         $  84,929
                                                                     =========



LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses                                                     $   9,935
                                                                     ---------

TOTAL LIABILITIES                                                    $   9,935


STOCKHOLDERS' EQUITY - NOTE 2

Common stock, $.001 par value, authorized 50,000,000
shares, issued and outstanding 1,429,928                             $   1,430
Additional paid-in capital                                             183,570
Deficit accumulated during development stage                          (110,006)
                                                                     ---------

TOTAL STOCKHOLDERS' EQUITY                                              74,994
                                                                     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  84,929
                                                                     =========



The accompanying notes are an integral part of this statement.


                                             RECOM MANAGED SYSTEMS, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF OPERATIONS


                                                                                                          PREDECESSOR
                                                                   REORGANIZED COMPANY                       COMPANY
                                                     -----------------------------------------------    ---------------
                                                                                      Cumulative for
                                                                     For  the Period    the Period      For the Period
                                                      Year ended     Nov. 7, 2000 to  Nov. 7, 2000 to     Jan. 1 to
                                                     Dec. 31, 2001    Dec. 31, 2000    Dec. 31, 2001     Nov. 6, 2000
                                                     -------------    -------------    -------------     ------------
REVENUES:
Information Tech Consulting                           $       -0-      $       -0-      $       -0-      $    279,119
Information Tech Products                                                                                      34,970
Other                                                         500                               500             9,347
                                                      ------------     -----------      ------------     ------------
TOTAL REVENUES                                                500                               500           323,436
Adjustment to Revenues                                                                                        (60,868)
                                                      ------------     -----------      ------------     ------------
NET REVENUE                                                   500              -0-              500           262,568

COST OF REVENUES::
Information Tech Consulting                                                                                   283,497
Information Tech Products                                                                                      30,383
                                                      ------------     -----------      ------------     ------------
TOTAL COST OF REVENUES                                        -0-              -0-              -0-           313,880
                                                      ------------     -----------      ------------     ------------
GROSS (LOSS)                                                  -0-              -0-              -0-           (51,312)
                                                      ------------     -----------      ------------     ------------

OPERATING EXPENSES:
Development                                                                                                    29,206
Marketing & Selling                                                                                            54,675
General & Administrative                                   82,827           27,679          110,506           544,475
                                                      ------------     -----------      ------------     ------------
TOTAL OPERATING EXPENSES                                   82,827           27,679          110,506           628,356

OPERATING LOSS BEFORE REORGANIZATION COSTS                (82,327)         (27,679)        (110,006)         (679,668)
Reorganization Costs                                                                                           41,518
                                                                                                         ------------
OPERATING LOSS                                            (82,327)         (27,679)        (110,006)         (721,186)

OTHER EXPENSES:
Interest                                                                                                      (12,521)
Loss on Disposal of Property and Equipment                                                                   (155,910)
Other                                                                                                          (5,237)
                                                      ------------     -----------      ------------     ------------
Loss Before Extraordinary Items                           (82,327)         (27,679)        (110,006)         (894,854)

Extraordinary Gain on Discharge of Debt                                                                     1,354,096
                                                      ------------     -----------      ------------     ------------

NET (LOSS) INCOME                                     $   (82,327)     $   (27,679)     $  (110,006)     $    459,242
                                                      ============     ============     ============     ============
Basic and Diluted Loss Per Share                      $     (0.06)     $     (0.02)     $     (0.08)             **
Basic and Diluted Weighted Average Number of Shares
Outstanding                                             1,404,928        1,379,928        1,401,357              **


** Per share amounts are not meaningful due to reorganization.

The accompanying notes are an integral part of this statement.


                                                 RECOM MANAGED SYSTEMS, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                    Additional          Note
                                        Common Stock                 Paid-In         Receivable      Accumulated
                                     Shares        Amount            Capital        Stockholders       Deficit          Total
                                 -----------      -----------      -----------      ------------     -----------    -----------
Balance at Dec. 31, 1999           3,449,000      $     3,449      $   753,326      $   (75,000)     $(1,316,077)   $  (634,302)
Received from Shareholder                                                                75,000                          75,000
Net Income for the Period
Ended Nov. 6, 2000                                                                                       459,242        459,242

Fresh Start Adjustments:
Cancellation of Predecessor
Equity                            (3,449,000)          (3,449)        (753,326)                          856,835        100,060
Issuance of New Shares
Pursuant to Plan of
Reorganization                     1,379,928            1,380           98,620                                          100,000
                                 -----------      -----------      -----------      -----------      -----------    -----------

Balance Nov. 7, 2000
(Inception of
Reorganized Company)               1,379,928            1,380           98,620              -0-              -0-        100,000
Capital Contributed                                                     35,000                                           35,000
Net Loss  for the Period
Nov. 7 to Dec. 31, 2000                                                                                  (27,679)       (27,679)
                                 -----------      -----------      -----------      -----------      -----------    -----------

Balance at Dec. 31, 2000           1,379,928            1,380          133,620                           (27,679)       107,321
Net Loss - Year Ended
Dec. 31, 2001                                                                                            (82,327)       (82,327)
Shares Issued for Services            50,000               50            4,950                                            5,000
Capital Contributed                                                     45,000                                           45,000
                                 -----------      -----------      -----------      -----------      -----------    -----------
Balance at Dec. 31, 2001           1,429,928      $     1,430      $   183,570      $       -0-      $  (110,006)   $    74,994
                                 ===========      ===========      ===========      ===========      ===========    ===========

The accompanying notes are an integral part of this statement.


                                                RECOM MANAGED SYSTEMS, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENTS OF CASH FLOWS


                                                                                                            PREDECESSOR
                                                                REORGANIZED COMPANY                           COMPANY
                                            ---------------------------------------------------------      --------------
                                                                                      Cumulative for
                                                                  For the Period        the Period         For the Period
                                                 Year Ended       Nov.  7, 2000 to    Nov. 7, 2000 to        Jan. 1 to
                                                Dec. 31, 2001      Dec. 31, 2000       Dec. 31, 2001       Nov. 6, 2000
                                              ---------------      -------------       --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                               $     (82,327)     $     (27,679)      $     (110,006)     $      459,242
Depreciation & Amortization                            20,000              3,333               23,333              72,571
Services Paid in Stock                                  5,000                                   5,000
Expenses Contributed                                    5,000                                   5,000
Write-off of Goodwill                                                                                             188,160
Bad Debts                                                                                                          28,966
Loss on Disposal                                                                                                  155,910
Extraordinary Gain on Discharge of Debt                                                                        (1,354,096)

CHANGE IN ASSETS & LIABILITIES:
Accounts Receivable                                                                                               164,696
Inventory                                                                                                           8,194
Other Current Assets                                                                                                9,660
Accounts Payable & Accrued Expenses                     5,505              4,430                9,935             (13,359)
Due to Related Party                                                                                               24,844
Deferred Revenue                                                                                                  (27,856)
                                              ---------------      -------------       --------------      --------------
Net Cash Used in Operating Activities                 (46,822)           (19,916)             (66,738)           (283,068)
                                              ---------------      -------------       --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposition of  Equipment                                                                                           2,613
                                              ---------------      -------------       --------------      --------------
Net Cash Provided by Investing Activities                 -0-                -0-                  -0-               2,613
                                              ---------------      -------------       --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Contributions                                  40,000             35,000               75,000
Issuance of Stock                                                                                                 175,000
                                              ---------------      -------------       --------------      --------------
Net Cash Provided by Financing Activities              40,000             35,000               75,000             175,000
                                              ---------------      -------------       --------------      --------------

Net Increase (Decrease) in Cash                        (6,822)            15,084                8,262            (105,455)
Cash at Beginning of Period                            15,084                                                     105,455
                                              ---------------      -------------       --------------      --------------
Cash at End of Period                         $         8,262      $      15,084       $        8,262      $          -0-
                                              ===============      =============       ==============      ==============

SUPPLEMENTAL DISCLOSURES:
Cash Paid for Interest                        $           -0-      $         -0-       $          -0-      $       27,643
                                              ===============      =============       ==============      ==============
Cash Paid for Taxes                           $           -0-      $         -0-       $          -0-      $          -0-
                                              ===============      =============       ==============      ==============

The accompanying notes are an integral part of this statement.

                           RECOM MANAGED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31.2001

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On June 26, 2000, the Company filed a Voluntary Petition for Reorganization Under Chapter 11 of the Federal Bankruptcy Code and substantially curtained operations. The plan of reorganization which was confirmed on November 7, 2000, resulted in a new ownership group controlling approximately 87% of the common stock and the elimination of the outstanding liabilities and most assets.

A summary of significant accounting policies follows:

Use of Estimates - The  preparation of financial  statements in accordance  with
----------------
accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Development  Stage Company - The Company is a development stage entity (see Note
--------------------------
3). Due to the reorganization and fresh-start reporting, its inception is deemed to be November 7, 2000.

Revenue  Recognition - Consulting  service revenues are recognized in the period
--------------------
services are provided based upon rates established by contract. Revenue from the sale of information technology products is recognized upon equipment installation. Billing for internet services in advance of performance is recorded as deferred revenue.

Cash - Cash consists of demand deposit accounts.
----

Concentration  of Revenues - Total  revenue  from two  customers  accounted  for
--------------------------
approximately 75% of information technology consulting services revenue for the period January 1 to November 6, 2000.

Property and Equipment - Property and equipment is recorded at historical  cost.
----------------------
Maintenance and repairs are expensed as incurred. Depreciation is provided by the straight-line method over one to three years. After reorganization the Company had no property and equipment.

Stock - Based  Compensation - Accounting for stock options is in accordance with
---------------------------
the provisions of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of Statement of Financial Accounting Standard (SFAS) No 123, "Accounting for Stock-Based Compensation". Under APB 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the stock and the option price.

Intangibles  - Goodwill  was being  amortized  over 15 years.  During the period
-----------
January 1 to November 6, 2000 the remaining balance of goodwill was written off due to the impairment of its value caused when the Company filed for Chapter 11 bankruptcy protection and curtailed its operations.

Reorganization Value in Excess of Amount Allocated to Identifiable Assets was recorded as a result of the reorganization, representing the portion of value of the reorganized company which could not be allocated to any identifiable assets. It is being amortized over a 60-month period. Amortization amounted to $20,000 for the year ended December 31, 2001 and $3,333 for the period from November 7 to December 31, 2000.

Advertising - Advertising is expensed as incurred.
-----------

Income Taxes - Income taxes are recorded using the liability method.  Under this
------------
method, deferred taxes are determined by applying current tax rates to the difference between the tax and financial reporting bases of assets and liabilities. In estimating future tax consequences, all expected future events are considered, except for potential income tax or rate changes.

Earnings  Per  Share - Basic  net loss per  share is  computed  on the  weighted
--------------------
average number of shares of common stock outstanding each period. Potentially dilutive instruments, including stock options, are not included, because losses have been reported for the periods presented.

2. REORGANIZATION

On June 26, 2000 the Company filed a Voluntary Petition for Reorganization Under Chapter 11 of the Federal Bankruptcy Code. As part of the Plan of Reorganization (which was confirmed on November 7, 2000), the Company reverse-split its common stock one for 28.74 and issued 1,200,000 shares of common stock to Vanguard West, LLC and 179,928 shares to certain creditors. As a result, an extraordinary gain on discharge of debt of $1,354,096 was recognized.

3. POST-REORGANIZATION OPERATIONS

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

4. FRESH-START REPORTING

In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company was required to adopt fresh-start accounting as of November 7, 2000, the date that Plan was approved by the Bankruptcy Court. The Company was required to adopt the reporting method because the holders of the existing voting shares immediately prior to filing and confirmation of the Plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less that the total of its post-petition liabilities and allowed claims.

In accordance with fresh-start accounting, the gain on discharge of debt resulting from the bankruptcy proceedings is reflected in the Predecessor statement of operations for the period ended November 7, 2000 and the Company's operations since that date have been prepared as if it were a new reporting entity. The pre-reorganization operating results (Predecessor Company) should be distinguished from the post-reorganization operating results (Reorganized Company) since they are not prepared on a comparable basis.

Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganization value, which approximates fair value at the date of reorganization. Management determined that because of the Company's historical losses and projected minimal future operating revenues, the reorganization value was equivalent to the fair value of the Company's tangible assets and no other intrinsic value existed in excess of the amount paid by Vanguard West, LLC for the common stock issued as part of the plan of reorganization.

5. INCOME TAXES

All prior net operating loss carryovers were eliminated due to the cancellation of indebtedness and change of ownership provided by the plan of reorganization. The post-confirmation loss of $110,006 is available for carryover and, if not used, expires in 2015 to 2016. A valuation allowance has been provided for the deferred tax benefit resulting from the net operating loss carryover.

6. TRANSACTIONS WITH AFFILIATES

Prior to its reorganization, the Company leased office space on a month-to-month basis from a company majority owned by then officers/directors. For the period January to October 2000 the Company accrued $10,800 in rent expense. The lease was terminated on October 31, 2000 with a final payment of $1,100 and the remaining balance was discharged in bankruptcy.

7. SUPPLEMENTAL DISCLOSURES REGARDING CASH FLOW

During the period January 1 to November 6, 2000 non-cash investing and financing activities consisted of the issuance of common stock as part of the plan of reorganization (see Note 2).

During the year ended December 31, 2001, the Company issued 50,000 shares of common stock in exchange for services valued at $5,000. Further, the majority shareholder contributed $5,000 in marketing expenses as contributed capital.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth information about the directors and executive officers of the Company who served during the year:


   Name              Age        Office
   ----              ---        ------
   Sim Farar         55         Chairman of the Board, Chief Executive Officer
                                and President
   Arthur Lyons      56         Director, Secretary
   Jack Brehm(1)     73         Director and Chief Financial Officer


--------------------------
(1)  Appointed to these positions effective March 30, 2001.

         Sim Farar has served as Recom's Chairman, Chief Executive Officer and President since November 3, 2000. He has been a business owner and consultant in the Los Angeles area for over 20 years. From 1985 to 1998, Mr. Farar was a director and president of American Home Developers Company, Inc., a contracting firm in the building industry which he sold in April, 1998. He currently serves on the board of directors of IFC Financial Services, Inc. and has been involved in implementing new business strategies for several companies in recent years.

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

         Jack Brehm has served as a Director and Chief Financial Officer of Recom since March 30, 2001. From 1951 to 1988, Mr. Brehm was with Ernst & Young LLP, an international accounting firm. He was a partner in the Century City office of the firm. Since October 1988, Mr. Brehm served as Chief Financial Officer and Board member of several public companies. He is currently a Director of Gamogen, Inc., an inactive public company. Mr. Brehm also serves as a consultant to other businesses.

         The current directors will serve and hold office until the next annual shareholders' meeting or until their respective successors have been duly elected and qualified.

Board Meetings and Committees

         The Board of Directors of the Company held no meetings and acted by unanimous consent on four occasions during the year ended December 31, 2001. The Board does not currently have an Audit, Executive or Compensation Committee.

Family Relationships

         There are no family relationships between any director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

         The Company is not currently subject to compliance under Section 16(a) of the Exchange Act.

ITEM 10.          EXECUTIVE COMPENSATION

         The following table sets forth the compensation of the Company's Chief Executive Officer during the last two complete fiscal years. No other officers received annual compensation in excess of $100,000 during the last completed fiscal year.

                                                  SUMMARY COMPENSATION TABLE


                                     Annual Compensation                                Long Term Compensation
                             ----------------------------------  -----------------------------------------------------------
                                                                           Awards                 Payout
                                                                 ---------------------------    -----------
                                                                   Restricted
                                                  Other Annual        Stock      Securities       LTIP          All Other
                                          Bonus   Compensation       Award(s)    Underlying       Payout      Compensation
                       Year     Salary     ($)         ($)             ($)      Option s (#)       ($)             ($)
                    -------- ----------- ------- --------------  ------------ --------------    ----------- ----------------
Jack Epperson         Ten
(CEO)                Months
                      Ended   $42,200(1)   -0-         -0-             -0-           -0-             -0-            -0-
                     11/6/00
                      1999    $38,611      -0-         -0-             -0-         100,000           -0-            -0-

Sim Farar (CEO)       Two
                     months
                      ended   $  -0- (2)   -0-         -0-             -0-           -0-             -0-            -0-
                    12/31/00
                      2001    $  -0-       -0-         -0-             -0-           -0-             -0-            -0-

-----------------------------
(1)  $40,476 of amount accrued was discharged in bankruptcy.
(2)  The  Company  does not  expect to pay  compensation  to its CEO unless and until the Company  develops new lines of business and  operating  revenues are sufficient to pay such compensation


                        Employment/Consulting Agreements

         The Company had leased Mr. Epperson's services from Recom Technologies, Inc. under a three-year Executive Employment Agreement, which commenced effective November 11, 1998. Pursuant to the Agreement, Recom Technology, Inc. is paid $100/hour for Mr. Epperson's time spent on Company business. Upon Mr. Epperson's resignation on November 6, 2000, the Company owed Recom Technologies, Inc. $42,200 for Mr. Epperson's services during the year 2000. As a result of the Company's bankruptcy, Recom Technologies was paid $1,724 and the balance of Mr. Epperson's accrued consulting fees were discharged in bankruptcy.

         During the year 2001, Mr. Brehm was issued 10,000 shares of the Company's common stock as compensation for services rendered to the Company.

         During the year 2001, Mr. Lyons was issued 10,000 shares of the Company's common stock as compensation for services rendered to the Company.

         There are currently no employment or other compensatory agreements in place for any officer of the Company.

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

               OPTIONS GRANTED IN THE YEAR ENDED DECEMBER 31, 2001

                  No options were granted during the year 2001.


                FISCAL YEAR END OPTION VALUE (DECEMBER 31, 2001)

              No options were outstanding as of December 31, 2001.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The  following  table sets forth the number of shares of the  Company's
Common Stock beneficially owned as of February 1, 2002 by, (i) each executive officer and director of the Company; (ii) all executive officers and directors of the Company as a group; and (iii) owners of more than 5% of the Company's Common Stock.

   ---------------------------------- ------------------------------- -------------------------------- -----------------
   Name and Address of Beneficial                                             Number of Shares
   Owner                                         Position                    Beneficially Owned             Percent
   ---------------------------------- ------------------------------- -------------------------------- -----------------
   Officers and Directors
   ---------------------------------- ------------------------------- -------------------------------- -----------------
   Sim Farar
   914 Westwood Blvd.                 Chairman and CEO
   Suite 809                                                                        (1)                      (1)
   Los Angeles, CA 90024
   ---------------------------------- ------------------------------- -------------------------------- -----------------
   Vanguard West LLC
   914 Westwood Blvd.                 None
   Suite 809                                                                     900,000                     63%
   Los Angeles, CA 90024
   ---------------------------------- ------------------------------- -------------------------------- -----------------
   Arthur Lyons
   646 Morango Road                   Secretary and Director                      10,000                      *
   Palm Springs, CA  92264
   ---------------------------------- ------------------------------- -------------------------------- -----------------
   Jack Brehm
   19501 Greenbriar Drive             CFO and Director                            10,000                      *
   Tarzana, CA  91356
   ---------------------------------- ------------------------------- -------------------------------- -----------------
   Joel Farar
   914 Westwood Blvd.                 None
   Suite 809                                                                     150,000(2)                  11%
   Los Angeles, CA 90024
   ---------------------------------- ------------------------------- -------------------------------- -----------------
   Justin Farar
   914 Westwood Blvd.                 None
   Suite 809                                                                     150,000(2)                  11%
   Los Angeles, CA 90024
   ---------------------------------- ------------------------------- -------------------------------- -----------------
   All officers  and  directors as a                                             920,000                     64%
   group (3 individuals)
   ---------------------------------- ------------------------------- -------------------------------- -----------------

*        Represents less than 1%.

(1)      Vanguard West LLC is a Nevada  limited  liability  company of which Sim
         Farar is the Manager and should be considered the beneficial owner of and to have control over the 900,000 shares owned by Vanguard West LLC.

(2) Joel Farar and Justin Farar are the grown sons of Sim Farar. Sim Farar disclaims beneficial ownership in these shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prior to its reorganization, the Company leased office space subject to a month-to-month lease agreement from Recom Technologies, Inc., a company majority owned by officers and directors of the Company at the time. The Company accrued $10,080 in lease expense from January 1, 2000, through October 31, 2000. The Company believes this rent was comparable to rent that would be charged by a non-affiliated landlord. The lease agreement was terminated on October 31, 2000 with a final payment of $1,100 with the balance being discharged in bankruptcy.

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

         In order to settle a dispute relating to Recom's acquisition of Valley Networking, Inc. in 1999, Jack Epperson paid $100,000 and Vanguard West LLC paid $25,000 to the former owner of Valley Networking on behalf of Recom in October, 2000.

         Vanguard West LLC, a Nevada limited liability company contributed $100,000 to Recom's bankruptcy in exchange for 1,200,000 shares of Recom common stock. After the reverse stock split of Recom's outstanding common stock on November 9, 2000, and the issuance of the 1,200,000 shares to Vanguard West LLC, Vanguard West LLC became the majority shareholder of Recom. Sim Farar is the Managing Member of Vanguard West LLC and owns a 75% interest in the LLC.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 2(1)     Stock-For-Membership Interest Exchange Agreement
     Exhibit 3.1(2)   Amended Articles of Incorporation dated May 10, 1999.
     Exhibit 3.2(3)   Bylaws dated May 10, 1991.
     Exhibit 3.3      Amended Articles of Incorporation dated November 6, 2000.
     Exhibit 10.1(4) Shareholder Statement (filed as an exhibit to the Company's report on Form 10-QSB dated November 16, 1998)
     Exhibit 10.2(4) Majority Shareholder Consent Resolution (filed as an exhibit to the Company's report on Form 10-QSB dated November 16, 1998)
     Exhibit 10.3(5)  1998 Stock Option Plan
     Exhibit 10.4(5) Executive Employment Agreement between RECOM Managed Systems, Inc. and Mr. James P. Joyce.
     Exhibit 10.5(5)  Executive Employment Agreement with John Epperson, Jr.
     Exhibit 16(6) Letter on change in certifying accountant (filed as an exhibit to the Company's report on Form 8-K dated March 4,
                      1999)

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


         (b) Reports on Form 8-K filed during the quarter ended December 31, 2001:

         None.

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

Signature                           Title                              Date
---------                           -----                              ----

/s/ Sim Farar
---------------------
Sim Farar                  Chairman of the Board and           February 20, 2002
                           President

/s/ Arthur Lyons
---------------------
Arthur Lyons               Secretary and Director              February 20, 2002


/s/ Jack Brehm
---------------------
Jack Brehm                 Directors and Chief Financial       February 20, 2002
                           Officer (Principal Financial and
                           Accounting Officer)

         Supplemental information to be furnished with reports filed pursuant to
Section 15(d) of the Exchange Act by non-reporting issuers:

         The Company has not prepared nor has it distributed an annual report or proxy material to security holders during the year 2001.