Form 10QSB
period 2002-03-31
RECOM MANAGED SYSTEMS INC DE/
filed 2002-04-24
CIK 810365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


                         Commission File Number 33-11795

                           RECOM MANAGED SYSTEMS, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)



               DELAWARE                                 87-0441351
   ---------------------------------------  ---------------------------------
    (State of other jurisdiction of          (I.R.S. Employer Identification
    incorporation or organization)                        Number)


        914 Westwood Blvd., Suite 809
           Los Angeles, California                        90024
   ---------------------------------------  ---------------------------------
  (Address of Principal Executive Offices)              (Zip Code)


                    Issuer's telephone number: (818) 702-9977
                                               --------------


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                        YES    X             NO
                                            --------            ----------


Common stock, $.001 par value, 1,429,928 issued and outstanding as of April 8, 2002.

                                      INDEX

                                                                            Page
                                                                            ----

PART 1 - FINANCIAL INFORMATION................................................1

        ITEM 1.  FINANCIAL STATEMENTS.........................................1

        ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF
                 OPERATIONS...................................................6

PART II - OTHER INFORMATION...................................................7

        ITEM 1.  LEGAL PROCEEDINGS............................................7

        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................8

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................8

SIGNATURES....................................................................8

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PART 1  -  FINANCIAL INFORMATION

                           RECOM MANAGED SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (UNAUDITED)
                                 MARCH 31, 2002

ASSETS

  CURRENT ASSETS
      Cash                                                            $   2,974

  Reorganization Value in Excess of Amount Allocated
  to Identifiable Assets, net of accumulated amortization
  of $23,333 - Note 2                                                    76,667
                                                                      ---------

  TOTAL ASSETS                                                        $  79,641
                                                                      =========

LIABILITIES & STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES

       Accrued expenses                                               $   5,000
                                                                      ---------

  TOTAL LIABILITIES                                                       5,000


  STOCKHOLDERS' EQUITY - Note 3

  Common stock, $.001 par value, authorized 50,000,000 shares,        $   1,430
  issued and outstanding 1,429,928
  Additional paid-in capital                                            203,570
  Deficit accumulated during development stage                         (130,359)
                                                                      ---------

  TOTAL STOCKHOLDERS' EQUITY                                             74,641
                                                                      ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                      $  79,641
                                                                      =========




The accompanying notes are an integral part of this statement.



                                  RECOM MANAGED SYSTEMS, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF OPERATIONS
                                          (UNAUDITED)



                                                                            Cumulative for
                                              Three Months Ended             the Period
                                                   March 31,             November 7, 2000 to
                                         ----------------------------         March 31,
                                             2002            2001                2002
                                         -----------      -----------    -------------------
REVENUES - Consulting Fees               $       -0-      $       -0-      $         500


GENERAL AND ADMINISTRATIVE EXPENSES

                                              20,353           30,215            130,859
                                         -----------      -----------      --------------
NET LOSS                                 $   (20,353)     $   (30,215)     $     (130,359)

Basic and diluted loss per share         ===========      ===========      ==============
                                         $      (.01)     $      (.02)     $         (.09)
Basic and diluted weighted average
number of shares outstanding
                                           1,429,928        1,379,928           1,407,480










The accompanying notes are an integral part of this statement.

                           RECOM MANAGED SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                               Cumulative for
                                     Three Months Ended          the Period
                                           March 31,         November 7, 2000 to
                                    ---------------------         March 31,
                                       2002        2001             2002
                                    ---------   ---------       -----------

Cash used in operating activities   $ (25,288)  $ (28,015)      $   (92,026)

Financing activities:
       Capital contribution            20,000      20,000            95,000
                                    ---------   ---------       -----------

Net cash provided by financing
activities                             20,000      20,000            95,000

Net increase (decrease) in cash        (5,288)     (8,015)            2,974

Cash at beginning of period             8,262      15,084               -0-
                                    ---------   ---------       -----------

Cash at end of period               $   2,974   $   7,069       $     2,974
                                    =========   =========       ===========











The accompanying notes are an integral part of this statement

                           RECOM MANAGED SYSTEMS, INC.
                   NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
                                 MARCH 31, 2002

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals considered necessary for a fair presentation) have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2001 filed by the Company.

NOTE 2 - AMORTIZATION OF REORGANIZATION VALUE IN EXCESS OF AMOUNT ALLOCATED TO IDENTIFIABLE ASSETS

On January 1, 2002, the Financial  Accounting  Standards  Board adopted SFAS No.
142. The new standard eliminates the amortization of goodwill and other similar intangibles such as reorganization value in excess of amount allocated to identifiable assets. The standard required annual impairment testing of intangibles and provides for the indefinite life of intangible assets.

The new requirements will impact future period operating results by an amount equal to the discounted amortization offset by intangible impairment charges, if any.


NOTE 3- SHAREHOLDERS' EQUITY

During  the  three  months  ended  March  31,  2002,  the  Company's   principal
shareholder made a capital contribution of $20,000.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS

Caution About Forward-Looking Statements

         This Form 10-QSB includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from out expressed expectations because of risks and uncertainties about the future. The Company does not undertake to update the information in this Form 10-QSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of the Company's business are discussed throughout this Form 10-QSB and should be considered carefully.

Plan of Operation for the Next Twelve Months

         As a consequence of the Company's bankruptcy reorganization, the Company's new focus will be providing business development, business consulting services, and performing business evaluations. The Company does not expect to generate significant revenues from this new line of business for the foreseeable future. The Company expects, during the next twelve months, to acquire or merge with one or more other companies having ongoing operations in other lines of business. Any such transaction would likely result in a change of control and a change in the business of the Company. Outside financing will be necessary to meet the Company's anticipated working capital needs for the foreseeable future. The Company anticipates that its major shareholder, Vanguard West LLC, will make capital investments or cash advances to pay the operating expenses of the Company for the foreseeable future. Given its current financial position for the immediate future, the Company expects to operate with minimal assets and liabilities.

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

         The Company did not generate any revenue from its business activities during the quarter ended March 31, 2002 or 2001.

         For the three months ended March 31, 2002 and March 31, 2001, the Company incurred general and administrative expenses of $20,353 and $30,215 respectively. These expenses primarily consisted of legal and accounting expenses relating to the Company's year-end SEC reporting obligations and audit. In January 2002, the Company adopted SFAS No. 142 which eliminated amortization of Reorganization Value in Excess of Amount Allocated to Identifiable Assets for the three months ended March 31, 2002. Amortization charged to operations for the three months ended March 31, 2001 amounted to $5,000.

         Due to the lack of operating revenues during the three month period ended March 31, 2002, the Company incurred a net loss of $20,353. The Company incurred a net loss of $30,215 for the comparable period last year. The Company expects its operating expenses to exceed its revenues for the foreseeable future.

Liquidity and Sources of Capital

         Due to the Company's significantly curtailed operations, it expects to generate little or no revenues and will attempt to keep administrative costs to a minimum. As a result of the lack of significant revenues, the Notes to Unaudited Consolidated Statements contains a "going concern" explanation. During the three months ended March 31, 2002, the Company's majority shareholder made capital contributions totaling $20,000 to provide working capital for the Company. The Company anticipates that the majority shareholder will continue to provide working capital to the Company on an as-needed basis.

         Due to the Company's limited cash flow and assets, it is unlikely that the Company could obtain financing through commercial or banking sources. Consequently, if the majority shareholder was unwilling or unable to provide necessary working capital to the Company, the Company would probably not be able to sustain its operations.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Due to ongoing insufficient cash flow and/or outside capital investments during fiscal year 2000, the Company's Board of Directors determined that the Company should seek bankruptcy protection. On June 26, 2000, the Company voluntarily filed a petition with the U.S. Bankruptcy Court in the Eastern District of California, Sacramento Division (Case No. 00-27398-B-11). The Company sought to reorganize under Chapter 11 of the Bankruptcy Code. On
October 26, 2000, the Company's Plan of Reorganization was confirmed by the Bankruptcy Court. The Plan of Reorganization became effective on November 6, 2000, and the implementation of the Plan commenced on that date. A Disbursing Agent liquidated most of the Company's tangible assets and distributed cash and stock to the Company's creditors in accordance with the Plan of Reorganization. Upon completing all distributions to creditors, the Disbursing Agent filed a final Post Confirmation Report with the Bankruptcy Court on February 13, 2001. A Final Decree and Order Closing Case was issued by the Bankruptcy Court on March 13, 2001, at which time the Company's bankruptcy case was closed without objection.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Prior to filing for bankruptcy protection in fiscal year 2000, the Company had been delinquent in its debt and lease obligations.

         Pursuant to the Company's reorganization under Chapter 11 of the Federal Bankruptcy Code, the Company discharged all of its remaining debts aggregating $1,354,096 and terminated its sole lease obligation. As a result, the Company currently has no long term debts or liabilities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:     None

         (b)      Reports on Form 8-K:    None.


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RECOM MANAGED SYSTEMS, INC.


Dated:  April 23, 2002                      /s Jack Brehm
                                            -----------------------------------
                                            Jack Brehm
                                            Chief Financial Officer
                                            (Principal Accounting Officer)