Form 10QSB
period 2002-06-30
RECOM MANAGED SYSTEMS INC DE/
filed 2002-07-23
CIK 810365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


                         Commission File Number 33-11795
                                                --------

                           RECOM MANAGED SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)



              DELAWARE                                   87-0441351
--------------------------------------  ----------------------------------------
   (State of other jurisdiction of       (I.R.S. Employer Identification Number)
    incorporation or organization)

           914 Westwood Blvd.
               Suite 809
        Los Angeles, California                           90024
----------------------------------------  --------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

        Registrant's telephone number including area code: (818) 702-9977
                                                          ----------------

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


     Common stock, $.001 par value, 1,429,928 issued and outstanding as of July 17, 2002.



                                      INDEX

                                                                                  PAGE
PART I - FINANCIAL INFORMATION......................................................1

        ITEM 1.  FINANCIAL STATEMENTS...............................................1

        ITEM 2.     MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS.....6

PART II - OTHER INFORMATION.........................................................7

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................7

SIGNATURES..........................................................................8


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           RECOM MANAGED SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)


ASSETS

CURRENT ASSETS

Cash                                                                  $   2,176

Reorganization Value in Excess of
Amount Allocated to Identifiable Assets,
net of accumulated amortization of $23,333                               76,667
                                                                      ---------

TOTAL ASSETS                                                          $  78,843
                                                                      =========


LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses                                                      $   2,000
                                                                      ---------

TOTAL LIABILITIES                                                     $   2,000


STOCKHOLDERS' EQUITY - NOTE 2

Common stock, $.001 par value, authorized 50,000,000
shares, issued and outstanding 1,429,928                              $   1,430
Additional paid-in capital                                              218,570
Deficit accumulated during development stage                           (143,157)
                                                                      ---------

TOTAL STOCKHOLDERS' EQUITY                                               76,843
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                                $  78,843
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



                                           RECOM MANAGED SYSTEMS, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENT OF OPERATIONS
                                                   (UNAUDITED)



                                                                                                  Cumulative for
                                                                                                     the Period
                               Three Months     Three Months       Six Months       Six Months   November 7, 2000
                                  Ended            Ended             Ended            Ended             to
                              June 30, 2002     June 30, 2001     June 30, 2002   June 30, 2001    June 30, 2002
                              -------------     -------------     -------------   -------------    -------------
Revenues
     Consulting Fees          $        -0-      $         500     $        -0-    $         500    $         500

General and Administrative
Expenses                             12,798            18,694            33,151          48.909          143,657
                              -------------     -------------     -------------   -------------    -------------

Net loss                      $     (12,798)    $     (18,194)    $     (33,151)        (48,409)   $    (143,157)

                              =============     =============     =============   =============    =============
Basic and Diluted             $        (.01)    $        (.01)    $        (.02)  $        (.04)   $        (.10)
Loss Per Share

Basic and Diluted Weighted
Average Number of Shares
Outstanding                       1,429,928         1,379,928          1,429,928      1,379,928        1,403,005














The accompanying notes are an integral part of this statement.



                                RECOM MANAGED SYSTEMS, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENT OF CASH FLOWS
                                        (UNAUDITED)


                                                                              Cumulative for
                                             Six Months      Six Months         the Period
                                               Ended            Ended        November 7, 2000
                                           June 30, 2002    June 30, 2001    to June 30, 2002
                                           -------------    -------------    ----------------
Cash used in operating activities          $    (41,086)    $     (32,589)   $       (107,824)

Financing activities:                             35,000           20,000             110,000
         Capital contribution

Net cash provided by financing activities         35,000           20,000             110,000

Net increase (decrease) in cash                   (6,086)         (12,589)              2,176

Cash at beginning of period                        8,262           15,084                -0-

Cash at end of period                      $       2,176    $       2,495    $          2,176
                                           =============    =============     ===============









The accompanying notes are an integral part of this statement.

                           RECOM MANAGED SYSTEMS, INC.
                   NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
                                  JUNE 30, 2002

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals considered necessary for a fair presentation) have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2001 filed by the Company.

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

NOTE 3- SHAREHOLDERS' EQUITY

During the six months ended June 30, 2002, the Company's principal shareholder made capital contributions totaling $35,000.

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

         The Company did not generate any revenue from its business activities during the quarter or six months ended June 30, 2002 or 2001 except for $500 consulting fee in the quarter ended June 30, 2001.

         For the three months ended June 30, 2002 and June 30, 2001, the Company incurred general and administrative expenses of $12,798 and $18,694 respectively. For the six months ended June 30, 2002 and 2001, such expenses were $33,151 and $48,909, respectively. These expenses primarily consisted of legal and accounting expenses relating to the Company's year-end SEC reporting obligations and audit. In January 2002, the Company adopted SFAS No. 142 which eliminated amortization of Reorganization Value in Excess of Amount Allocated to Identifiable Assets for the six months ended June 30, 2002.

         Due to the lack of operating revenues during the three and six month periods ended June 30, 2002, the Company incurred a net loss of $12,798 and $33,151, respectively. The Company incurred net losses of $18,194 and $48,409 for the comparable periods last year. The Company expects its operating expenses to exceed its revenues for the foreseeable future.

Liquidity and Sources of Capital

         Due to the Company's significantly curtailed operations, it expects to generate little or no revenues and will attempt to keep administrative costs to a minimum. As a result of the lack of significant revenues, the Notes to Unaudited Consolidated Statements contains a "going concern" explanation. During the six months ended June 30, 2002, the Company's majority shareholder made capital contributions totaling $35,000 to provide working capital for the Company. The Company anticipates that the majority shareholder will continue to provide working capital to the Company on an as-needed basis.

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


                                         RECOM MANAGED SYSTEMS, INC.


Dated:  July 18, 2002                    /s/ Jack Brehm
                                         ----------------------------------
                                         Jack Brehm, Authorized Officer and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)