Form 10QSB
period 2002-09-30
RECOM MANAGED SYSTEMS INC DE/
filed 2002-11-12
CIK 810365

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 2002


                        Commission File Number 33-11795


                          RECOM MANAGED SYSTEMS, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



            Delaware                               87-0441351
----------------------------------           ----------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                identification No.)


                   4705 Laurel Canyon Boulevard, Suite 203
                         Studio City, California 91607
                  ----------------------------------------
                  (Address of principal executive offices)




                               (303) 893-2300
              ---------------------------------------------------
              (Registrant's telephone number including area code)



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       [ X ]  Yes          [   ]  No

As of September 30, 2002, the Registrant had 9,229,928 shares of common stock, $.001 par value, outstanding.


Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]









                                     INDEX

Part I: Financial Information                                     Page No.

Item 1. Financial Statements:

     Unaudited Balance Sheet - as of September 30, 2002 ........        3

     Unaudited Statements of Operations - Three and Nine
       Months Ended  September 30, 2002 ........................        4

     Unaudited Statements of Cash Flows - Nine Months ended
       September 30, 2002 ......................................        5

     Notes to Consolidated Financial Statements.................    6 - 8

Item 2. Management's Plan of Operation..........................        9

Item 3. Controls and Procedures.................................        9

Part II: Other Information......................................       10

     Item 1.  Legal Proceedings.................................       10

     Item 2.  Change in Securities..............................       10

     Item 3.  Defaults Upon Senior Securities...................       10

     Item 4.  Submission of Matters to a Vote
              of Security Holders...............................       10

     Item 5.  Other Information.................................       10

     Item 6.  Exhibits and Reports on Form 8-K..................       10

Signatures .....................................................       11

Certifications .................................................  11 - 12

                         RECOM MANAGED SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                             September 30, 2002
                                (UNAUDITED)


ASSETS

CURRENT ASSETS
  Cash                                                         $   125,421

TECHNOLOGY                                                           7,800
                                                               -----------
TOTAL ASSETS                                                   $   133,221
                                                               ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable and Other Liabilities                       $    22,035
                                                               -----------
TOTAL LIABILITIES                                                   22,035

STOCKHOLDERS' EQUITY
  Common stock                                                       9,230
  Additional paid-in capital                                       101,956
  Deficit accumulated during development stage                           0
                                                               -----------
TOTAL STOCKHOLDERS' EQUITY                                         111,186
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   133,221
                                                               ===========




















   The accompanying notes are an integral part of these financial statements.

                          RECOM MANAGED SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                 (UNAUDITED)




                           Successor Company            Predecessor Company                    Predecessor Company
                           ------------------  --------------------------------------  --------------------------------------
                               Period of           Period of
                           September 19, 2002    July 1, 2002                              Period of
                                  to                  to           Three Months Ended  January 1, 2002 to  Nine Months Ended
                           September 30, 2002  September 18, 2002  September 30, 2001  September 18, 2002  September 30, 2001
                           ------------------  --------------------------------------  --------------------------------------

Revenues                   $                0  $                0  $                0  $                0  $              500

General & Administrative
  Expenses                                  0              21,790              20,458              54,941              69,367
                           ------------------  --------------------------------------  --------------------------------------
Net Loss                   $                0  $          (21,790) $          (20,458) $          (54,941) $          (68,867)
                           ==================  --------------------------------------  --------------------------------------
Basic and Diluted Loss
  Per Share                $             0.00           **                **                     **                  **

Basic and Diluted Weighted
  Average Number of Shares
  Outstanding                       9,229,928           1,429,928           1,429,928           1,429,928          1,396,595


** Per share amounts are not meaningful due to reorganization.



























  The accompanying notes are an integral part of these financial statements.

                          RECOM MANAGED SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                            Successor Company                Predecessor Company
                                           -------------------   ------------------------------------------
                                               Period from          Period from          Nine Months Ended
                                           09/19/02 - 09/30/02   01/01/02 to 09/18/02    September 30, 2001
                                           -------------------   ------------------------------------------

Cash used in operating activities          $                 0   $             42,841   $            44,053

Financing activities:
   Sale of warrants                                    125,000                 35,000                45,000
                                           -------------------   ------------------------------------------

Net cash provided by financing activities              125,000                 35,000                45,000

Net increase (decrease) in cash                        125,000                 (7,841)                  947

Cash at beginning of period                                421                  8,262                15,084
                                           -------------------   ------------------------------------------

Cash at end of period                      $           125,421   $                421   $            16,031
                                           ===================   ==========================================



























  The accompanying notes are an integral part of these financial statements.

RECOM MANAGED SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION


     From November 6, 2000, when the Plan of Reorganization under Chapter 11 of the Federal Bankruptcy Code became final, until September 19, 2002, when the Company completed the acquisition of certain technology in exchange for 7,800,000 shares of common stock, the Company was engaged in various types of business development and consulting, including evaluating various businesses, which could offer advantageous business opportunities.

     The technology acquisition resulted in a change of control of the Company and was treated as a capital reorganization (see Note 2).

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has a limited operating history since its reorganization. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the classification and recoverability of recorded asset amounts or the amount of liabilities that may be incurred should the Company be unable to continue in existence. Continuation as a going concern is dependent on raising additional capital to fund the Company's planned operations. There is no assurance that the necessary funds will be generated.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals considered necessary for a fair presentation) have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the financial statements and footnotes included in the Form 10-KSB for the year ended December 31, 2001.

NOTE 2 - ACQUISITION OF TECHNOLOGY

     On September 19, 2002, the Company acquired from ARC Finance Group LLC ("ARC"), certain know how, trade secrets and other intellectual property described below in exchange for 7,800,000 shares of the Company's common stock. This technology was valued at $7,800. As a result of this transaction, ARC owns approximately 84.5% of the Company's outstanding shares. This transaction is considered a reverse acquisition and as a capital transaction that results in a capital reorganization. Accordingly, the reorganized Company's assets have been reflected at fair value. In the reorganization, the Predecessor Company's intangible asset, Reorganization Value in Excess of Amount Allocated to Identifiable Assets (in the amount of $76,667) and its accumulated deficit (in the amount of $164,947) were eliminated against Additional Paid-in Capital. There has been no goodwill or intangible assets recognized for this reorganization in the financial statements.

     The technology relates to certain proprietary methods, processes and ideas concerning devices and services which, if successfully developed, may be capable of:

     *  accurately measuring heart functions

     * automatically and remotely evaluating these functions over the telephone, the Internet, or other wireless transmission systems

     * providing the patient and the patient's physician(s) with vital heart and other data on a real time basis to provide early warnings about the patient's heart functions.

     No assurance can be given that commercial products or services will ever result or that those products or services will be accepted by regulatory agencies, physicians, patients or insurance providers.

NOTE 3 - RELATED PARTY TRANSACTION

     To provide working capital, the Company's former President and a shareholder delivered $125,000 to Recom at closing and Recom issued to him a warrant to purchase 200,000 shares of common stock at an exercise price of $2.00 per share. The warrant may not be exercised before September 1, 2003, expires in September 2006, and contains cashless exercise, certain antidilution and other provisions.

NOTE 4 - SUBSEQUENT EVENTS

     On October 12, 2002, the Company entered into a four-year employment agreement with Marvin H. Fink pursuant to which Mr. Fink is serving the Company's Chief Executive Officer and Chairman of the Board of Directors. His compensation will include: (a) an annual base salary of $1.00; (b) a cash bonus starting in the second year equal to ten percent of the Company's after tax income excluding extraordinary expenses, and the percentage increases to fifteen percent in the third and fourth years; (c) a restricted stock grant of 700,000 shares of the company's common stock where the stock vests at the rate of 8.33% or 58,333 shares per quarter; (d) a monthly automobile allowance of $1,200; and (e) other employee benefits provided to senior executives of the Company. The agreement also includes an agreement to indemnify Mr. Fink, and non-compete and non-solicit provisions. For further information on the employment agreement, please see the agreement which is attached hereto as
Exhibit 10.1.

     On October 15, 2002, the Company entered into a Loanout Agreement with Budimir Drakulic, B World and B Technologies (these 2 entities are referred to as "World") pursuant to which Dr. Drakulic will work as an independent contractor for the Company and serve as the Vice President and Chief Technology Officer for a term of ten years. Dr. Drakulic is the inventor of certain of the technologies acquired by the Company. The Compensation to be paid to World will include: (a) A one-time lump sum cash payment of $10,000;
(b) a restricted stock grant of 200,000 shares of the Company's common stock where the stock vests at the rate of 5% or 10,000 shares per quarter; and (c) $15,000 cash per month. Dr Drakulic also signed an agreement in which he agreed, among other things, to assign to the Company all of his right, title and interest in and to any and all inventions, discoveries, etc. which he conceives or develops during the term of his agreement.

     In connection with the Company's agreements with Dr. Drakulic in which he assigned to the Company his rights in certain technology and in which he agreed to serve as the Company's Vice President and Chief Technology Officer, the Company agreed to fulfill certain obligations in connection with a settlement agreement which Dr. Drakulic entered into with a number of minority shareholders of Advanced Heart Technologies, Inc. ("AHT"), a company with which Dr. Drakulic was previously involved. Recom was not a party to the settlement agreement, but in order to assist in facilitating the release of Dr. Drakulic from any future actual or potential liabilities to these shareholders the Company believed that it was in its best interest to meet these obligations. Therefore, the Company has agreed to issue up to a total of 303,881 restricted shares of its common stock to the 17 minority shareholders of AHT in exchange for $34,000 in cash and their execution of the settlement agreement with Dr. Drakulic. The Company has also agreed to pay to these investors up to a total of $775,100 under certain conditions. One significant condition is that the Company must raise at least $2 million in equity, and once this amount has been raised, the Company must pay to this group of investors 4% of the money raised from the sale of equity in excess of $2 million until all $775,100 has been repaid. For further information on the loanout agreement, please see the agreement which is attached hereto as
Exhibit 10.2.

     In connection with Dr. Drakulic's settlement with certain shareholders in Advanced Heart Technologies, Inc., the Company, on October 23, 2002, issued a five year warrant to Stephen Verchick to purchase 125,000 restricted shares of the Company's common stock at an exercise price of $.02 per share.

     On November 1, 2002, the Company agreed to add Ellsworth Roston to the Company's Board of Directors and the Company entered into a two year consulting agreement with Mr. Roston. Mr. Roston, an experienced patent attorney, will be assisting the Company in a management and advisory role with respect to the engineering, development and refining of the Company's technologies. The compensation to be paid to Mr. Roston for his consulting work will be 10,000 restricted shares of the Company's common stock every quarter for two years. He was also issued a five-year warrant to purchase 150,000 restricted shares of the Company's common stock at an exercise price of $5.00 per share. In addition, on October 30, 2002, Mr. Roston has purchased 23,750 restricted shares of the Company's common stock at a price of $8.00 per share for a total consideration of $190,000.

NOTE 5 - SHAREHOLDERS' EQUITY

     During the nine months ended September 30, 2002, the Company's former principal shareholder made capital contributions to the Predecessor Company totaling $160,000.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.

FORWARD-LOOKING INFORMATION

This Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding the Company contained in this report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Details about these risks are set forth in the Company's Report on Form 8-K which was filed with the SEC in September 2002.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

     The Company intends to seek further development and possible commercialization of products or services which embody or otherwise utilize the technology described above in Note 2. On September 19, 2002, the Company started with the $125,000 in cash that had been contributed to the Company by the former President. On October 30, 2002, the Company received an additional
$190,000 from the sale of common stock and warrants to Elsworth Ralston.   The
Company believes that these funds will cover the Company's operating expenses for at least the next three months. The Company will need to raise substantial additional funds to become fully operational. Management is currently considering a private equity offering to raise up to $5 million. Notwithstanding any of these activities, the Company believes it is highly likely that it will not achieve any revenues or earnings during the next twelve months, and for a significant period of time thereafter.

ITEM 3. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based upon their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     None.

ITEM 2.  Changes in Securities.

     On September 19, 2002, the Company issued 7,800,000 shares of its common stock to ARC Finance Group LLC in connection with the acquisition of certain technology. With respect to the transaction, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. ARC executed a Stock Acquisition and Technology Transfer Agreement in which it represented that it was acquiring the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificate and stop transfer instructions were issued to the transfer agent.

     On September 19, 2002, the Company issued to Sim Farar, the former President and a director of the Company, a warrant to purchase 200,000 shares of the common stock and Mr. Farar delivered $125,000 to the Company. The Company relied on Section 4(2) of the Securities Act of 1933, as amended. The appropriate restrictive legend was placed on the warrant certificate.

ITEM 3.  Defaults Upon Senior Securities.

     None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     None.

ITEM 5.  Other Information.

     See Subsequent  Event footnote to the financial statements above.

ITEM 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibits.

         10.1 Employment Agreement with Marvin H. Fink dated October 12, 2002

         10.2 Loanout Agreement involving Budimir Drakulic dated October 15, 2002

         10.3 Consulting Agreement with Ellsworth Roston dated November 1, 2002


     b.  Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K dated September 19, 2002 which reported on Items 1, 2 and 5.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              RECOM MANAGED SYSTEMS, INC.



Date: November 11, 2002       By:/s/ Marvin H. Fink
                                 Marvin H. Fink, Chief Executive Officer
                                 and Acting Chief Financial Officer


                               CERTIFICATIONS

     I, Marvin H. Fink, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Recom Managed Systems, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 11, 2002


                                  /s/ Marvin H. Fink
                                  Marvin H. Fink
                                  President
                                  (Principal Executive Officer)
                                  (Principal Financial Officer)


                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                         CHIEF FINANCIAL OFFICER OF
                       RECOM MANAGED SYSTEMS, INC.
                     PURSUANT TO 18 U.S.C. SECTION 1350


     I certify that, to the best of my knowledge, the Quarterly Report on Form 10-QSB of Recom Managed Systems, Inc. for the period ending September 30, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of Recom Managed Systems, Inc.


                                        /s/ Marvin H. Fink
                                        Marvin H. Fink
                                        Chief Executive Officer
                                        and Principal Financial Officer
                                        November 11, 2002