Form 10KSB
period 2002-12-31
RECOM MANAGED SYSTEMS INC DE/
filed 2003-03-26
CIK 810365

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2002

                         Commission File Number 33-11795

                           RECOM MANAGED SYSTEMS, INC.
         -----------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

               Delaware                                 87-0441351
    -----------------------------                 ----------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

       4705 Laurel Canyon Boulevard, Suite 203, Studio City, CA  91607
       ---------------------------------------------------------------
                   (Address of principal executive offices)

                                (818) 432-4560
              ---------------------------------------------------
              (Registrant's telephone number including area code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        [ X ]  Yes          [   ]  No

As of March 24, 2003, the Registrant had 10,416,948 shares of Common Stock, $.001 Par Value, outstanding, and the aggregate market value of the shares held by non-affiliates on that date was approximately $10,730,322.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

State issuer's revenues for its most recent fiscal year:  $0

Documents incorporated by reference:  None

     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [X] Yes [ ] No


                                    PART I

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Recom Managed Systems, Inc. contained in this report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Important factors known to us that could cause such material differences are identified in this report and in our "RISK FACTORS" in Item 1. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     RECOM Managed Systems, Inc. ("Recom" or the "Company") was formed to develop, service and manage commercial computer networks both on-site and remotely via the Internet. Prior to June 26, 2000, the Company provided services including developing, hosting and supporting Internet-based applications for electronic business. The Company also became an Application Service Provider for small and mid-size companies. As a result of the Company's reorganization in 2000, and the acquisition of certain technology during September 2002, the Company's new business focuses on researching and developing technologies that allow for the monitoring and detection of changes in physiological signals in order to prevent medical complications and diseases that impact an individual's health.

REORGANIZATION DUE TO BANKRUPTCY

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

     The Plan of Reorganization (referred to as the "Plan") provided for the treatment of the pre-petition claims by creditors and the interests of shareholders by dividing them into two classes. The general unsecured creditors, as Class 1, would share, on a pro rata basis, in any cash assets available for distribution to creditors. Creditors could elect to receive $500 cash in liquidation of their entire claim. Creditors not electing the $500 payment, would be paid a pro rata share of the net cash assets of the Company and be issued shares of the Company's common stock pro rata, based upon the amount of each creditor's claim remaining unpaid after all cash assets had been disbursed. The maximum number of shares issuable to Class 1 creditors in recognition of their unpaid claims was 60,000 shares. These shares, when issued, represented approximately 4.3% of the then outstanding shares of the Company's common stock.

     The Plan also provided for the issuance of 1,200,000 shares of common stock to Vanguard West LLC in exchange for a $100,000 payment made into the bankruptcy estate by Vanguard West LLC. This amount of shares represented approximately 87% of the then outstanding shares of Recom's common stock.

     The Class 2 group consisted of shareholders of the Company. As part of the Plan, all existing outstanding shares of Recom's common stock were reverse split, whereby 28.74 shares of outstanding common stock were consolidated into one share of post-reverse split common stock. However, no shareholder received less than one share of the post-split common stock, and no shareholder received any cash distribution in their capacity as a shareholder. The reverse stock split was effective on November 9, 2000, pursuant to which the 3,448,986 shares of then outstanding common stock were consolidated into approximately 120,000 shares of stock. As of December 31, 2000, 1,379,928 shares of Recom's common stock were outstanding as a result of the full implementation of the Plan.

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

     Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganization value, which approximates fair value at November 7, 2000. The Company's management determined that, based on the fact that the Company has historically incurred losses from operations and has projected minimal future operating profits, the reorganization value of the Company (the fair value of the Company before considering liabilities) was equivalent to the fair value of the Company's tangible assets and that no other intrinsic value existed above the amount paid for common stock by Vanguard West LLC as part of the Plan of Reorganization. As a result, all assets and liabilities were stated at their fair value.

REORGANIZATION DUE TO CHANGE IN CONTROL

     On September 19, 2002, Recom acquired certain know how, trade secrets and other intellectual property from ARC Finance Group LLC ("ARC") (collectively referred to as the "Technology") in exchange for seven million eight hundred thousand (7,800,000) shares of common stock in the Company (the "Shares").
The Shares represent approximately 85% of the issued and outstanding common stock. The Technology was valued at $7,800.

     The Technology relates to certain proprietary methods, processes and ideas concerning devices and services which, if successfully developed, may be capable of

     *  accurately measuring heart functions

     * automatically and remotely evaluating these functions over the telephone, the Internet, or other wireless transmissions systems

     * providing the patient and the patient's physician(s) with vital heart and other data on a real time basis to provide early warnings about the patient's heart functions.

The acquisition of the Technology involved no operating business or tangible assets of any kind.

     This transaction is considered a reverse acquisition and as a capital transaction that results in a capital reorganization. Accordingly, the reorganized Company's assets have been reflected at fair value. In the reorganization, the Predecessor Company's intangible asset, Reorganization Value in Excess of Amount Allocated to Identifiable Assets (in the amount of $76,667) and its accumulated deficit (in the amount of $164,947) were eliminated against Additional Paid-in Capital. There has been no goodwill or intangible assets recognized for this reorganization in the financial statements. Since September 19, 2002 the Company's financial statements have been prepared as if there is a new reporting entity and separate column headings denote pre-reorganization operating results (the "Predecessor Company") from post-reorganization operating results (the "Successor Company") since they are not prepared on a comparable basis.

OVERVIEW OF OUR BUSINESS

     Recom is a development stage life sciences company focused on researching and developing technologies that allow for the monitoring and detection of changes in physiological signals in order to prevent medical complications and diseases that impact an individual's health. Recom's patented technologies, and certain patent-pending technologies constituting an extension and broadening of the existing patent, have multiple applications and serve as the core of the company's product development. Recom's initial development efforts will focus on the ambulatory cardiac monitoring segment of the medical device market.

DEVELOPMENT

     Our current development is focused on applying our technology to the monitoring and processing of cardiological signals in an ambulatory setting. The Company's product development consists of three separate but integrated components: hardware, software, and research.

HARDWARE

     In September of 2002, the Company purchased certain technologies including Patent No. 5,678,559 from ARC Financial Group, LLC. This patent covers methods of discriminating different biomedical signals from a background of ambient noise. In January of 2003 the Company filed a second patent application, which was related to numerous specific technical requirements for the Company to achieve its objectives to provide an ambulatory monitor. Utilizing its technologies, including the above mentioned patent and patent application, the Company is developing its first "proof of concept model." This model is intended to demonstrate that cardiac signals
(ECGs) can be acquired and processed in an ambulatory setting and then transmitted wirelessly via the internet to a host computer at a remote location. If successful in developing and testing such proof of concept model, the Company intends to commence repackaging of the device including, but not limited to: design of the application specific integrated circuits (ASICS); and miniaturization of the electronic unit; all in order to produce a prototype device and undertake FDA testing and approval via 510k submittal, as well as any other testing and approval required by law.

SOFTWARE AND ALGORITHAMS

     The Company is currently in the process of developing software for the operation of the device hardware and algorithms for the recognition and categorization of different cardiological signals and their correlation to different cardiac diseases. The software will compare the user's ECG to a known database of ECG anomalies (and/or the user's historical "baseline" ECG data) in order to assist the physician with his or her diagnosis.

RESEARCH

     Preliminary research conducted by Recom's scientists and technology development team, and supported by scientific literature, seems to indicate that the continuous monitoring of an individual's biomedical signals may allow for the ability to not only detect but also provide early warnings of the progression of disease and potentially life threatening conditions if such signals are compared against a patient's baseline. To that end, Recom's scientists are currently undertaking focused research studies to catagorize biomedical baselines and their correlation to disease. If successful, this would result in decreased medical expenses, reduced hospitalization and less-incidence of death and disability.

MARKET

     Cardiovascular disease is the leading cause of death in the industrialized world. The American Heart Association estimates that approximately 61 million people in the United States have one or more forms of cardiovascular disease. This disease claimed approximately 950,000 lives in the United States in 1999. Approximately one-sixth of all people in the United States killed by cardiovascular disease are under the age of 65. The American Heart Association estimated that in 2001 the direct healthcare cost of cardiovascular disease in the United States equaled $181.8 billion.

     With its first device in the early stage of development, Recom is targeting the $6.5 billion U.S. cardiology medical device segment of the medical device market. Rhythm management products account for approximately 40% of this segment. Standard & Poor estimates that the global cardiovascular device market will expand by 13% annually through 2005. The heart monitoring market in the United States which includes devices, service and other costs, is presently estimated at greater than $50 billion. The Company is unaware of any other effective and accurate ECG-measurment device that is both non-invasive and ambulatory, meaning that the user will not have to "sit quietly in his chair" during the monitoring process. The Company believes that the person who discovers, develops and distributes solutions to the "attack" portion of heart attack will save lives and healthcare expenses, because heart attacks have proven such a devastating and costly adversary to patients across the world. Through its research, through the advice of its experienced Board, and through the research of its Senior Advisors, the Company believes that the continual monitoring of patients involved in either routine or vigorous ambulatory activities (e.g., gardening, tennis, jogging, etc.) provides the highest possibility of making a significant dent against the epidemic of heart attack that has historically plagued society.

     According to the American Heart Association, the overall patient population for which Recom's first products could potentially be appropriate include patients who have suffered heart attacks (7.3 million), congestive heart failure (4.7 million), arrhythmia (2.0 million) and angina (6.4 million). This creates a total patient market size of potentially 18.9 million patients who could benefit in some manner from cardiac monitoring. Given the millions of new cases reported annually compared to mortality rates, there appears to be an increasing stream of new candidates for cardiac monitoring. Hence the prior use of the term "epidemic." Based on 1997 data, ECG was one of the most often used diagnostic tests during patient visits to physicians accounting for 23 million tests administered.

EMPLOYEES

     The Company currently has three full-time employees and it also currently uses five consultants on a part-time basis.

RISK FACTORS

     WE ARE MERELY A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY.

     Recom is uncertain that it will be capable of completing the development of any saleable products arising from its technology. Because of the complexity of our planned attempts at developing and launching products utilizing the Technology, it is not currently feasible to evaluate our potential business. As a development stage company, we may fail completely in developing any new products. It is further possible that any products Recom may ultimately develop will be "behind the power curve" and will "lag behind" the products of competitors. Further, at this stage of Recom's development, i.e., inception, Recom may later discover that the ultimate market for our products will be non-existent. While management views the Technology to have substantial potential, no assurance of success in any field of endeavor relating to the Technology or its commercialization can be given. As our evaluation of developments progresses, management expects to release information through press releases, web casts or demonstrations, conference calls, mailings or other distribution techniques. Absent such dissemination, it should be assumed that we have not reached a significant or conclusive stage in our development efforts.

     Recom's historical financial information is of no value in projecting future operating results because we are only in the first stages of development of a complex product in what may prove to be a difficult and speculative market.

     WE HAVE INCURRED AND WILL CONTINUE TO INCUR LOSSES.

     We have had no operating business before acquiring the Technology. Product development, efforts at obtaining regulatory approvals, product launch, advertising, promotion and attempts at marketing, distribution and market penetration all require substantial expenditures. We further expect the need to make significant investments in hiring, training and retaining qualified staff and infrastructure. As a result for the foreseeable future, we expect to incur significant losses, including expenses for the following:

     -  funding operating expenses;

     -  developing additional infrastructure;

     -  retaining financial consultants;

     -  retaining medical and regulatory consultants; and

     - ultimately, bringing to market our products, if development efforts are successful.

     We cannot give any assurance that Recom can ever achieve revenues. Even if revenues can be achieved Recom can give no assurance that it will ever be profitable.

     WE INTEND TO RELY ON STRATEGIC RELATIONSHIPS.

     Recom currently intends to establish and maintain strategic relationships with leaders in a number of health care industry segments, including the health care services, health care devices and other areas of health care and technology industries. Recom currently believes that these relationships may have a material impact on its ability to

     -  raise capital;

     -  acquire additional technologies beyond those acquired from ARC
        Finance;

     -  bring to market products and services;

     -  establish and/or enhance our brand; and

     -  generate revenue.

     No assurance can be given that Recom will be able to enter into any strategic relationship.

     THE HEALTH CARE INDUSTRY MAY NOT ACCEPT ELECTRONIC HEART MONITORING DEVICES OF THE KIND WE INTEND TO DEVELOP.

     Even if we develop attractive, state of the art products, our business could suffer dramatically if solutions we develop are not accepted or are not perceived to be effective. Growth in demand for our applications and services will depend on the adoption of our solutions by health care participants. Health care participants must be willing to allow sensitive information to be transmitted and evaluated electronically or in person over remote stations and remote transmission devices.

     WE FACE INTENSE COMPETITION, WHICH COULD HARM OUR BUSINESS.

     The market for health care heart monitoring services is intensely competitive, rapidly evolving, and subject to rapid technological change. Substantially all of our existing competitors have greater financial, technical, product development, marketing, and other resources than we do. These organizations may be better known and are all likely to have more customers, money, products and systems today than we intend to develop over the next two years. Our development may not even be completed in that time frame, but even if it is, we will likely lag behind the competition. We may be unable to compete successfully against current and future competitors, and competitive pressures may seriously harm or even destroy our business.

     CHANGES IN THE HEALTH CARE INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS.

     The health care industry is subject to changing political, economic, and regulatory influences. These factors affect the purchasing practices and operations of health care organizations. Changes in current health care financing and reimbursement systems could cause us to make unplanned enhancements of applications or services, or result in delays or cancellations of orders, or in the revocation of endorsement of our applications and services by health care participants. Federal and state legislatures have periodically considered programs to reform or amend the U.S. health care system at both the federal and state level. Such programs may increase governmental involvement in health care, lower reimbursement rates, or otherwise change the environment in which health care industry participants operate. Health care industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services.

     Many health care industry participants are consolidating to create integrated health care delivery systems with greater market power. As the health care industry consolidates, competition to provide products and services to industry participants will become even more intense, as will the importance of establishing a relationship with each industry participant. These industry participants may try to use their market power to negotiate price reductions for our products and services. If we were forced to reduce our prices, our operating results could suffer as a result if we cannot achieve corresponding reductions in our expenses.

     GOVERNMENT REGULATION OF THE HEALTH CARE INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS.

     We will be subject to significant regulation and approval processes with respect to what may ultimately amount to various branches of the State and Federal government, including, but not limited to, the Food and Drug Administration. Such regulation may result in significant delays in the commercialization of any products we may ultimately develop (if any).

     WE MAY BE ADVERSELY AFFECTED BY PRODUCT-RELATED LIABILITIES.

     If we are successful in developing any new products, we will face the potential for product liability claims once we start marketing such products. Before marketing any products we will attempt to obtain product liability insurance. Such insurance is likely to be very expensive, and there is no assurance that we will be able to obtain any insurance. If we do, it may not be sufficient to cover large claims.

     WE MAY FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS FROM THIRD PARTIES.

     We could be subject to intellectual property infringement claims as the number of competitors grows and the functionality of our applications overlaps with competitive offerings. These claims, even if not meritorious, could be expensive to resolve and divert management's attention from operating the business. If we become liable to others for infringing their intellectual property rights, we could be required to pay a substantial damage award. Such a judgment would have a material adverse effect on our business, financial condition, and results of operations. In addition, we may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms.

     WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS.

     Our future success and ability to compete in the health care information services business may be dependent in part upon our proprietary rights to products and services that we develop. We expect to rely on a combination of patent, copyrights, trademark, and trade secret laws and contractual restrictions to protect our proprietary technology and to rely on similar proprietary rights of any of our content and technology providers. We intend to acquire, perfect or file patent applications to protect certain of our proprietary technology. Recom can provide no assurance that such applications for patents will be approved or, if approved, will be effective in protecting technology that we believe is proprietary. We may enter into confidentiality agreements with our employees, as well as with our clients and potential clients seeking proprietary information, and limit access to and distribution of our methods, processes, software, documentation, and other proprietary information. We cannot assure that the steps we take or the steps such providers take would be adequate to prevent misappropriation of our proprietary rights.

     THE INABILITY TO HIRE OR RETAIN QUALIFIED PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

     Our operations are dependent on obtaining qualified personnel to oversee and implement our development and business plans, to raise money to pay for negative cash flow and to otherwise supervise continued improvements and enhancements to the Technology. If we are unable to attract and retain qualified management and other employees, our business and prospects could be adversely affected. Our success is also dependent to a significant degree on our ability to attract, motivate, and retain highly skilled sales, marketing, and technical personnel. Competition for such personnel in the device, software and information services industries is intense. The loss of key personnel or the inability to hire or retain qualified personnel is likely to have a material adverse effect on our business.

     WE WILL NEED TO OBTAIN SUBSTANTIAL ADDITIONAL CAPITAL IN THE FUTURE.

     To date, Recom has financed its operations through direct investments made by its existing shareholders. There is no assurance that Recom's existing shareholders will continue to invest or if they do that their investment will be sufficient to the Company to continue operating. In order to complete its planned product development and research, Recom will need to raise additional financing to become fully operational. We will seek to raise funds by selling debt or equity securities, by entering into strategic relationships, or through other arrangements. We may be unable to raise any additional amounts on reasonable terms, or at all, when they are needed and in that event it is likely that we will fail.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company has occupied office and laboratory space at 4705 Laurel Canyon Blvd, Studio City, California 91607 since September of 2002. Since September of 2002, the Company has sequentially added additional space on an as needed basis so that it now occupies approximately 3500 square feet at an approximate gross rental rate (including parking for employees) of $8,000.00 per month. The Company is in negotiations with the owner of the building to finalize a lease for the premises that will extend through August of 2005.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) PRINCIPAL MARKET OR MARKETS.

     The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "RECM." The following table sets forth the range for the high and low bid quotations for the Company's securities as reported by the OTC Bulletin Board. These prices are believed to be representative inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

                                                  Bid
              Quarter Ended                High         Low
              -------------                -----        -----

              March 31, 2001              $ 6.50        $0.45
              June 30, 2001                 5.00         1.45
              September 30, 2001            5.00         1.50
              December 31, 2001             5.00         0.51

              March 31, 2002                1.00         0.25
              June 30, 2002                 1.00         0.25
              September 30, 2002            1.00         0.25
              December 31, 2002            19.50         3.75


     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK.

     The number of record holders of the Company's $.001 par value Common Stock at March 15, 2003 was 315. This does not include shareholders that hold their stock in accounts in street name with broker/dealers.

     (c) DIVIDENDS.

     Holders of the Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's Common or Preferred Stock and none are anticipated in the foreseeable future.

     (d) RECENT SALES OF UNREGISTERED SECURITIES.

     COMMON STOCK

     During the three months ended December 31, 2002, the Company had the following transactions of its unregistered securities:

     On October 12, 2002, the Company agreed to issue a total of 700,000 shares of its common stock to Marvin H. Fink pursuant to a four-year employment agreement whereby Mr. Fink will serve as the Company's Chief Executive Officer and Chairman of the Board of Directors. The shares vest at the rate of 8.33% or 58,333 shares per quarter with the first 58,333 shares vesting on January 12, 2003.

     On October 15, 2002, the Company agreed to issue a total of 200,000 shares of its common stock to B World Technologies, Inc. (a company owned by Budimir Drakulic) pursuant to a Loanout Agreement with Budimir S. Drakulic and B World Technologies, Inc. whereby Dr. Drakulic will work as an independent contractor for the Company and serve as Vice President and Chief Technology Officer for a term of ten years. The shares vest at the rate of 5% or 10,000 shares per quarter with the first 10,000 shares vesting on January 15, 2003.

     On November 1, 2002, the Company agreed to issue a total of 75,000 shares of its common stock to Ellsworth Roston pursuant to a two-year consulting agreement whereby Mr. Roston will consult with the Company with respect to the engineering, development and refining of the Company's technologies. Mr. Roston also agreed to join the Company's board of directors. The shares vest at the rate of 9,375 shares per quarter with the first 9,375 shares vesting on February 1, 2003. Mr. Roston was also issued a five-year warrant to purchase 150,000 shares of the Company's common stock at an exercise price of $5.00 per share.

     On October 30, 2002, Mr. Roston also purchased a total of 23,750 shares of the Company's common stock for a purchase price of $190,000 or $8.00 per share.

     The securities issued in the four transactions above were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The persons to whom these securities were issued were officers or directors of the Company, who made an informed investment decision and had access to material information regarding the Company. The certificates representing such common shares bear an appropriate legend restricting the transfer of such securities, and stop transfer instructions have been provided to the Company's transfer agent in accordance therewith.

     During November 2002, the Company issued a total of 188,270 shares to eleven persons who were minority shareholders of Advanced Heart Technologies, Inc. ("AHT"). The shares were issued in connection with the Company securing the services of Dr. Drakulic through a Loanout Agreement with B World Technologies, Inc. The Company agreed to fulfill certain obligations in connection with a settlement agreement which Dr. Drakulic entered into with a number of minority shareholders of AHT. In connection with Dr. Drakulic's settlement with the minority shareholders of AHT, the Company, on October 23, 2002 issued a five-year warrant to Stephen Verchick, who was one of the eleven shareholders, to purchase 125,000 restricted shares of the Company's common stock at an exercise price of $.02 per share.

     The above securities were issued pursuant to the exemption provided by
Section 4(2) of the Securities Act of 1933. The eleven persons were provided with information regarding the Company and they executed subscription agreements in which they acknowledged that they were accredited investors and that they had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the acquisition of the Company's securities. The certificates representing the shares bear an appropriate restrictive legend restricting the transfer of such securities, and stop transfer instructions have been provided to the Company's transfer agent.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION

     The Company intends to further develop the technology described above in
Item 1. On September 19, 2002, the Company started with the $125,000 in cash that had been received by the Company from the former President in exchange for warrants. On October 30, 2002, the Company received an additional $190,000 from the sale of common stock and warrants to Ellsworth Roston. The Company's current cash on hand is estimated by management to be sufficient to fund operations until mid-April, 2003. The Company will need to raise substantial additional funds to become fully operational. Management is currently exploring numerous opportunities for financing and has no assurance that any of these will come to fruition, including a private equity offering to raise up to $5 million. In the event the Company is not able to secure financing, many adverse contingencies may result such as downsizing of the Company's facilities and / or personnel, ceasing development efforts and / or operations. Notwithstanding any of these activities, the Company believes it is highly likely that it will not achieve any revenues or earnings during the next twelve months, and for a significant period of time thereafter.

ITEM 7.  FINANCIAL STATEMENTS

     Please see pages F-1 through F-11.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names, ages and positions of the officers and directors.

      NAME                 AGE                      POSITION
-----------------          ---        ------------------------------------

Marvin H. Fink             66         Chairman and Chief Executive Officer

Budimir S. Drakulic        53         Chief Scientific Officer and Acting
                                      Chief Technical Officer
Steven Sparks              56         Director

Brian Oxman                51         Director

Ellsworth Roston           80         Director

Robert Koblin              71         Director

Raul Silvestre             32         Secretary and Treasurer

     There is no family relationship between any of the Directors or the Executive Officers of the Company.

     All directors will hold office until the next annual meeting of the Shareholders.

     The following sets forth biographical information as to the business experience of each Officer and Director of the Company for at least the last five years.

     MARVIN H. FINK has served as Chief Executive Officer and Chairman of the Board of the Company since October 2002. He has 45 years of experience in the management of high technology programs from development stage through production including projects for the Department of Defense, NASA, Teledyne Systems, Litton Industries and Hughes Aircraft. He served as President of Teledyne Electronic Technologies from 1993 until his retirement in August 2001. From 1986 until 1993, he served as President of Teledyne Microelectronics. Mr. Fink serves on the board of R.F. Industries and is a member of the California Bar Association.

     STEVEN O. SPARKS has served as a director of the Company since September 2002. He has served as President and owner of Sparks Financial, a financial services company since 1998. From 1995 through 1997 he served as the Co-founder and President of Sherwood financial, a hedge fund. From 1973 until 1995 he was a securities broker with the last three years at Paine Webber. He has also served on a number of boards of both public and private companies over the past 15 years. Mr. Sparks received a Bachelor of Arts Degree in Economics from the University of Kansas in 1970.

     BRIAN OXMAN has served as a director of the Company since September 2002. Mr. Oxman has practiced law in Southern California since 1976. He has also served as a law professor at Western State University and he has served as a Judge Pro Tem in the Orange County Superior and Downey Municipal Courts in
California.   Mr. Oxman received a Bachelor of Science Degree from the
University of Southern California in 1973 and a Juris Doctorate Degree from Loyola University School of Law in 1976.

     ELLSWORTH ROSTON has served as a director of the Company since October 2002. Mr. Roston has practiced patent law since 1943, and he currently serves as Of Counsel to the patent firm of Fulwider Patton Lee & Utecht. He has a history of assisting technology companies during their development stages. He was one of three founders of Brooktree Corporation and served on its board of directors for 15 years, after which Brooktree was sold to Rockwell for several hundred million dollars. Mr. Roston received his undergraduate degree and his law degree from Yale University.

     BUDIMIR S. DRAKULIC Ph.D has served as the Chief Scientific and acting Chief Technology Officer of the Company since October 2002. Dr. Drakulic has more than 25 years of experience in the design, development and integration of hardware and software modules for biomedical microelectronics circuits and systems. From approximately 1997 through Februrary of 2002, Dr. Drakulic was involved directly and indirectly with AHT. Dr. Drakulic was the Consultant and Chief Scientist, Medical Device Business Unit for Teledyne Electronic Technologies from 1992 through 1997. Before that, he held numerous positions affiliated with the University of California at Los Angeles, including Visiting Assistant Professor with the Electrical Engineering Department and Director of the Microelectronics Development Lab at the Crump Institute for Medical Engineering. Mr. Drakulic filed for bankruptcy in the United States Bankruptcy Court for the Central District of California in November 2001 and the case was closed in March 2002. He holds a Bachelor of Science degree in electrical engineering from the University of Belgrade, Yugoslavia. He also hold a Masters degree and a Ph.D in Electronic and Biomedical Engineering from the same university. Dr. Drakulic was the recipient of the Ralph and Marjorie Crump Prize for Excellence in Medical Engineering from UCLA in 1985 and he was a Research Fellow with the Crump Institute for Medical Engineering at UCLA.

     ROBERT KOBLIN, M.D. has served as a director of the Company since February 2003. Dr. Koblin, a cardiologist, has more than 30 years of medical experience beginning during the time he served in the United States Army as a medic and continuing most recently as a staff physician and instructor at the Cedars-Sinai Medical Center in Los Angeles. He also serves as the Managing Director of the Robertson Diagnostic Center in Beverly Hills, California, and he is an assistant clinical professor of medicine at the University of California, Los Angeles (UCLA).

     RAUL SILVESTRE has served as Secretary and Treasurer of the Company since October 2002. He has practiced law in Southern California since 1998. Mr. Silvestre received a Bachelor of Science Degree in Business Administration with an emphasis on finance and economics from University of Southern California in 1995 and a Juris Doctorate Degree from Pepperdine University in 1997.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Company is not subject to Section 16(a).

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding the executive compensation for the Company's Chief Executive Officer for the years ended December 31, 2002, December 2001, and December 2000, and each other executive officer who had total annual salary and bonus in excess of $100,000 during such years.


                            SUMMARY COMPENSATION TABLE

                                                 Long-Term Compensation
                                            ----------------------------
                   Annual Compensation          Awards          Payouts
                 ---------------------      ----------------    -------
                                                      Securi-
                                                      ties
                                            Re-       Under-             All
Name and                                    stricted  lying      LTIP   Other
Principal                                   Stock     Options/  Payout  Compen-
Position          Year   Salary(1) Bonus(1) Awards    SARs(#)    ($)    sation
----------------  ----   -------- --------  -------  ---------  ------  -------

Marvin H. Fink,   2002     $ 1     -0-       -0-                 -0-      -0-
 CEO

Sim Farar, CEO    2002     $ 0     -0-       -0-                 -0-      -0-
                  2001     $ 0     -0-       -0-                 -0-      -0-
                  2000     $ 0     -0-       -0-                 -0-      -0-


                      OPTION GRANTS IN LAST FISCAL YEAR
                               Individual Grants

                   Number of   % of Total
                  Securities    Options
                  Underlying   Granted to    Exercise or
                   Options    Employees in   Base Price    Expiration
      Name        Granted(#)   Fiscal Year   ($/Share)        Date
----------------  ----------  ------------  ------------   -----------

Marvin H. Fink        -0-           --          --            --
Sim Farar             -0-           --          --            --

                  AGGREGATE OPTION EXERCISES IN YEAR ENDED
           DECEMBER 31, 2002 AND DECEMBER 31, 2001 OPTION VALUES

                                       Securities Under-  Value of Unexer-
                                       lying Unexercised    cised In-The-
                  Shares                  Options at      Money Options at
                Acquired on            December 31, 2002  December 31, 2002
                 Exercise     Value      Exercisable/       Exercisable/
Name             (Number)    Realized   Unexercisable      Unexercisable
--------------- -----------  --------  -----------------  ----------------

Marvin H. Fink     -0-         -0-            -0-               -0-

EMPLOYMENT AGREEMENTS

     On October 12, 2002, the Company entered into a four-year employment agreement with Marvin H. Fink pursuant to which Mr. Fink is serving as the Company's Chief Executive Officer and Chairman of the Board of Directors. His compensation includes: (a) an annual base salary of $1.00; (b) a cash bonus starting in the second year equal to ten percent of the Company's after tax income excluding extraordinary expenses, and the percentage increases to fifteen percent in the third and fourth years; (c) a restricted stock grant of 700,000 shares of the company's common stock where the stock vests at the rate of 8.33% or 58,333 shares per quarter; (d) a monthly automobile allowance of $1,200; and (e) other employee benefits provided to senior executives of the Company. The agreement also includes an agreement to indemnify Mr. Fink, and non-compete and non-solicit provisions.

     On October 15, 2002, the Company entered into a Loanout Agreement with Budimir Drakulic, B World and B Technologies (these 2 entities are referred to as "World") pursuant to which Dr. Drakulic is working as an independent contractor for the Company and serves as the Vice President and Chief Technology Officer for a term of ten years. Dr. Drakulic is the inventor of certain of the technologies acquired by the Company. The compensation paid to World includes: (a) A one-time lump sum cash payment of $10,000; (b) a restricted stock grant of 200,000 shares of the Company's common stock where the stock vests at the rate of 5% or 10,000 shares per quarter; and (c) $15,000 cash per month. Dr Drakulic also signed an agreement in which he agreed, among other things, to assign to the Company all of his right, title and interest in and to any and all inventions, discoveries, etc. which he conceives or develops during the term of his agreement.

     Commencing March 1, 2003, Dr. Drakulic is also paid an annual salary directly by the Company of $7,500.

2002 STOCK PLAN

     In November 2002, the Board of Directors approved the establishment of the 2002 Stock Plan (the "Plan"). The Company intends to submit the Plan to the shareholders for their approval at the next shareholders' meeting. The Board of Directors believes that the Plan advances the interests of the Company by encouraging and providing for the acquisition of an equity interest in the Company by employees, officers, directors and consultants, and by providing additional incentives and motivation toward superior performance. The Board believes it will also enable us to attract and retain the services of key employees, officers, directors and consultants upon whose judgment, interest and special effort the successful conduct of its operations is largely dependent.

     The Plan allows the Board, or a committee established by the Board, to award restricted stock and stock options from time to time to employees, officers and directors and consultants to the Company. The Board has the power to determine at the time an option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options may only be granted to persons who are the Company's employees. Vesting provisions are determined by the Board at the time options are granted.

     The Plan also provides that the Board, or a committee established by the Board, may issue restricted stock pursuant to restricted stock right agreements which will contain such terms and conditions as the Board or committee determines.

     The total number of shares of Common Stock available for grant and issuance under the Plan may not exceed 2,000,000, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Options may be exercisable by the payment of cash or by other means as authorized by the committee or the Board of Directors.

     As of March 15, 2003, there were options outstanding under the Plan to purchase an aggregate of 286,000 shares of Common Stock with exercise prices ranging from $.02 to $5.00 per share.

2003 NONQUALIFIED STOCK OPTION AND STOCK PLAN

     In March 2003, our board of directors approved the establishment of the 2003 Nonqualified Stock Option and Stock Plan. Our board of directors believes that the 2003 Plan encourages employees, officers, directors and consultants to acquire an equity interest in our company and by providing additional incentives and awards and recognitions of their contribution to our company's success and to encourage these persons to continue to promote the best interest of our company.

     The 2003 Plan allows our board of directors to grant stock options or issue stock from time to time to our employees, officers, directors and consultants. Options granted under the 2003 Plan will not qualify under
Section 422 of the Internal Revenue Code of 1986 as an incentive stock option.

     The 2003 Plan also provides that our board of directors, or a committee, may issue free-trading or restricted stock pursuant to stock right agreements containing such terms and conditions as our board of directors deems appropriate.

     The total number of shares of common stock subject to our options and grants of stock under the 2003 Plan may not exceed 500,000 shares, subject to adjustment in the event of certain capitalizations, reorganizations, and similar transactions. Options may be exercisable by the payment of cash or by other means as authorized by the board of directors. As of the date of this Report, no options have been granted under the 2003 Plan.

     Our board of directors may amend the 2003 Plan at any time, provided that the board of directors may not amend the 2003 Plan to adversely effect the rights of participants under the 2003 Plan, without stockholder approval.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table set forth, as of March 15, 2003, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually and all Officers and Directors of the Company as a Group.

                                    Amount of
Name of                             Beneficial              Percentage
Beneficial Owner                    Ownership               of Class
------------------                 --------------           ----------

Marvin H. Fink                       116,111 (1)               1.2%
4705 Laurel Canyon Blvd., #203
Studio City, CA  91607

Budimir Drakulic                      20,000 (2)                .2%
4705 Laurel Canyon Blvd., #203
Studio City, CA  91607


Raul Silvestre                             0                     0%
4705 Laurel Canyon Blvd., #203
Studio City, CA  91607

Steven Sparks                              0 (3)                 0%
4705 Laurel Canyon Blvd., #203
Studio City, CA  91607

Brian Oxman                                0 (3)                 0%
4705 Laurel Canyon Blvd., #203
Studio City, CA  91607

Ellsworth Roston                     192,450 (4)               2.0%
4705 Laurel Canyon Blvd., #203
Studio City, CA  91607

Robert Koblin                              0 (3)                 0%
4705 Laurel Canyon Blvd., #203
Studio City, CA  91607

ARC Finance Group LLC              7,650,000                  80.4%
23679 Calabasas Road, Suite 754
Calabasas, CA 91302

Vanguard West LLC                    900,000                   9.5%
914 Westwood Blvd., Suite 809
Los Angeles, CA 90024

All Officers and Directors           328,611 (1)(2)            3.4%
as a Group (7 persons)                       (3)(4)
__________________

(1) Mr. Fink's employment agreement provides that he was to be issued 700,000 shares of the Company's common stock which vests at the rate of 58,333 shares per quarter with the first 58,333 vesting on January 12, 2003. The number of shares reflects the 58,333 shares that have vested as of the date above plus 58,333 shares which will vest within 60 days of the date above. The number does not include options to purchase 50,000 shares of common stock at a price of $2.65 per share which were granted under the Company's 2002 Stock Option Plan since the Plan has not yet been approved by the Company's shareholders.

(2) Represents shares held in the name of B. World Technologies, Inc. which are beneficially owned by Dr. Drakulic. B. World has an agreement with the Company which provides that it is to be issued 200,000 shares of the Company's common stock which vest at the rate of 10,000 shares per quarter with the first 10,000 vesting on January 15, 2003. The number of shares reflects the 10,000 shares that have vested as of the date above plus 10,000 shares that will vest within 60 days of the date above.

(3) Does not include options to purchase 50,000 shares of common stock at a price of $2.65 per share which were granted under the Company's 2002 Stock Option Plan since the Plan has not yet been approved by the Company's shareholders.

(4) Mr. Roston's consulting agreement provides that he is to be issued 75,000 shares of the Company's common stock which vests at the rate of 9,375 shares per quarter with the first 9,375 vesting on February 1, 2003. The number of shares includes the 9,375 shares that had vested as of the date above plus 9,375 shares which will vest within 90 days of the date above. Also included are 23,700 shares owned directly and 150,000 shares underlying currently exercisable warrants. The number does not include options to purchase 50,000 shares of common stock at a price of $2.65 per share which were granted under the Company's 2002 Stock Option Plan since the Plan has not yet been approved by the Company's shareholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the last two years certain officers, directors, and beneficial owners entered into transactions with the Company as follows:

     On September 19, 2002, the Company acquired certain know how, trade secrets and other intellectual property from ARC Finance Group LLC ("ARC") in exchange for seven million eight hundred thousand (7,800,000) shares of common stock in the Company. The shares represented approximately 85% of the issued and outstanding common stock of Recom.

     To provide initial working capital, Sim Farar, the former President of the Company delivered $125,000 to Recom during September 2002 and Recom issued to him a warrant to purchase 200,000 shares of common stock at an exercise price of $2.00 per share. The Warrant may no be exercised before September 1, 2003, expires in September 2006, and contains cashless exercise, certain antidilution and other provisions.

     On November 1, 2002, the Company agreed to add Ellsworth Roston to the Company's Board of Directors and the Company entered into a two year consulting agreement with Mr. Roston. Mr. Roston, an experienced patent attorney, is assisting the Company in a management and advisory role with respect to the engineering, development and refining of the Company's technologies. As compensation, the Company issued 75,000 shares of common stock to Mr. Roston and the shares vest at the rate of 9,375 shares per quarter with the first 9,375 shares vesting on February 1, 2003. He was also issued a five-year warrant to purchase 150,000 restricted shares of the Company's common stock at an exercise price of $5.00 per share. In addition, on October 30, 2002, Mr. Roston has purchased 23,700 restricted shares of the Company's common stock at a price of $8.00 per share for a total of $190,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

Exhibit
Number    Description                        Location
-------   -----------                        --------

  2       Stock-for-Membership Interest      Incorporated by reference to
          Exchange Agreement                 exhibits previously filed on
                                             Form 8-K filed on November 10,
                                             1998

  3.1     Amended Articles of Incorpora-     Incorporated by reference to
          tion dated May 10, 1999            exhibits previously filed on
                                             Form 8-K filed on May 10, 1991

  3.2     Bylaws dated May 10, 1991          Incorporated by reference to
                                             exhibits previously filed on
                                             Form SB-2 on July 26, 1999

  3.3     Amended and Restated Certifi-      Incorporated by reference to
          cate of Incorporation dated        Exhibit 3.3 to the Company's
          November 6, 2000                   Form 10-KSB for the year
                                             ended December 31, 2001

  3.4     Bylaws dated March 24, 2003        Filed herewith electronically

 10.1     Shareholder Statement              Incorporated by reference to
                                             exhibits previously filed on
                                             Form 10-QSB dated November 16,
                                             1998

 10.2     Majority Shareholder Consent       Incorporated by reference to
          Resolution                         exhibits previously filed on
                                             Form 10-QSB dated November 16,
                                             1998

 10.3     1998 Stock Option Plan             Incorporated by reference to
                                             exhibits previously filed on
                                             Form 10-KSB on March 30, 1999

 10.4     Executive Employment Agreement     Incorporated by reference to
          between RECOM Managed Systems,     exhibits previously filed on
          Inc. and Mr. James P. Joyce        Form 10-KSB on March 30, 1999

 10.5     Executive Employment Agreement     Incorporated by reference to
          with John Epperson, Jr.            exhibits previously filed on
                                             Form 10-KSB on March 30, 1999

 10.6     Stock Acquisition and Technology   Incorporated by reference to
          Transfer Agreement dated           Exhibit 10 to the Company's
          September 12, 2002                 Form 8-K filed on September
                                             25, 2002

 10.7     Employment Agreement with Marvin   Incorporated by reference to
          H. Fink dated October 12, 2002     Exhibit 10.1 to the Company's
                                             Form 10-QSB filed on November
                                             12, 2002

 10.8     Loanout Agreement involving        Incorporated by reference to
          Budimir Drakulic dated             Exhibit 10.2 to the Company's
          October 15, 2002                   Form 10-QSB filed on November
                                             12, 2002

 10.9     Consulting Agreement with          Incorporated by reference to
          Ellsworth Roston dated             Exhibit 10.3 to the Company's
          November 1, 2002                   Form 10-QSB filed on November
                                             12, 2002

 10.10    2002 Stock Plan                    Filed herewith electronically

 10.11    2003 Nonqualified Stock Option     Filed herewith electronically
          and Stock Plan

 16       Letter on change in certifying     Incorporated by reference to
          accountant                         exhibits previously filed on
                                             Form 8-K on August 23, 1999

     (b) Reports on Form 8-K. The Company filed the following Report on Form 8-K during the last quarter of the period covered by this Report:

     1.  Form 8-K dated September 19, 2002, which reported on Items 1,
         2, 5 and 7.

                      INDEX TO FINANCIAL STATEMENTS

                        RECOM MANAGED SYSTEMS, INC.

                                                                  PAGE

Report of Independent Certified Public Accountants . . . . . . .   F-2

Financial Statements:

    Consolidated Balance Sheet - December 31, 2002 . . . . . . .   F-3

    Consolidated Statements of Operations for the years
      ended December 31, 2002 and December 31, 2001. . . . . . .   F-4

    Consolidated Statements of Changes in Stockholders'
      Equity and Comprehensive Income for the years ended
      December 31, 2002, and December 31, 2001 . . . . . . . . .   F-5

    Consolidated Statements of Cash Flows for the years
      ended December 31, 2002 and December 31, 2001. . . . . . .   F-6

    Notes to the Consolidated Financial Statements . . . . . . .   F-7 - F-11

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of RECOM Managed Systems, Inc.

We have audited the accompanying balance sheet of RECOM Managed Systems, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, changes in stockholders' equity and cash flows for the periods of September 19, 2002 through December 31, 2002, January 1, 2002 through September 18, 2002 and the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RECOM Managed Systems, Inc. (a development stage company) as of December 31, 2002, and the results of its operations and its cash flows for the periods of September 19, 2002 through December 31, 2002, January 1, 2002 through September 18, 2002 and the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a very limited operating history, is in the development stage, and, at December 31, 2002, has an accumulated net deficit. These matters raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On September 19, 2002, RECOM Managed Systems, Inc. issued 7,800,000 shares of common stock, which resulted in a change in control. As discussed in Note 2 RECOM Managed Systems, Inc. accounted for the reorganization as a reverse acquisition. Thus, the financial statements for the period of January 1, 2002 through September 18, 2002 and the year ended December 31, 2001 are not comparable to the pre-reorganization financial statements.


/s/ Burnett + Company LLP

Rancho Cordova, California
March 24, 2003

                          RECOM MANAGED SYSTEMS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEET
                             December 31, 2002



ASSETS

CURRENT ASSETS

Cash                                                    $     148,689

LONG TERM ASSETS

Equipment, net of
 accumulated depreciation of $693                              28,348
Intangible technology                                           7,800
                                                        -------------
TOTAL ASSETS                                            $     184,837
                                                        =============

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses                                        $       2,764
                                                        -------------
TOTAL LIABILITIES                                               2,764

STOCKHOLDERS' EQUITY - NOTE 2

Common stock, $.001 par value, authorized 50,000,000
 shares, issued 10,416,948 and outstanding              $      10,417
Additional paid-in capital                                    330,930
Deficit accumulated during development stage                 (159,274)
                                                        -------------

TOTAL STOCKHOLDERS' EQUITY                                    182,073
                                                        -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $     184,837
                                                        =============













The accompanying notes are an integral part of this statement.

                         RECOM MANAGED SYSTEMS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF OPERATIONS


                            REORGANIZED COMPANY                  PREDECESSOR COMPANY
                     -------------------------------     ------------------------------
                                      Cumulative for
                     For the Period    the Period        For the Period
                      Sept 19, to      Sept 19, to          Jan 1 to        Year ended
                     Dec 31, 2002      Dec 31, 2002      Sept 18, 2002     Dec 31, 2001
                     --------------   --------------     ---------------   ------------

REVENUES:                 -0-              -0-                 -0-                500

OPERATING EXPENSES:
 General &
  Administrative        159,274          159,274              54,921           82,827
                      ---------        ---------            --------         --------
OPERATING LOSS         (159,274)        (159,274)            (54,921)         (82,327)
                      ---------        ---------            --------         --------
NET LOSS              $(159,274)       $(159,274)           $(54,921)        $(82,327)
                      =========        =========            ========         ========

Basic and diluted loss
Per share             $    (.02)       $    (.02)                **              **

Basic and Diluted
Weighted average
Number of shares
Outstanding          10,026,058       10,026,058                 **              **


** Per share amounts are not meaningful due to reorganization.















The accompanying notes are an integral part of this statement.

                          RECOM MANAGED SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                       Additional
                                  Common Stock          Paid-in      Accumulated
                            Shares         Amount       Capital        Deficit       Total
                          ----------       -------     ---------     -----------   ---------

Balance at
December 31, 2000          1,379,928       $ 1,380     $ 133,620     $ (27,679)   $ 107,321

Net loss - year
ended Dec 31, 2001                                                     (82,327)     (82,327)

Shares issued for
services                      50,000            50         4,950                      5,000

Capital contributed                                       45,000                     45,000
                          ----------       -------     ---------     ---------    ---------
Balance at
December 31, 2001          1,429,928       $ 1,430     $ 183,570     $(110,006)   $  74,994

Net loss - period
January 1 to
September 18, 2002                                                     (54,941)     (54,921)

Capital contributed                                       35,000                     35,000
                          ----------       -------     ---------     ---------    ---------
Balance at
September  18, 2002        1,429,928       $ 1,430     $ 218,570     $(164,947)   $  55,073

Issuance of common
stock                      7,800,000         7,800                                    7,800

Reorganization
adjustments                                             (241,614)      164,947       76,667
                          ----------       -------     ---------     ---------    ---------
Balance at
September 19, 2002         9,229,928       $ 9,230     $ (23,044)    $   -0-      $ (13,814)

Capital contributed                                       21,400                     21,400

Warrants issued                                          125,000                    125,000

Common stock issued        1,187,020         1,187       207,574                    208,761

Net loss period
September 19, 2002 to
December 31, 2002                                                     (159,274)    (159,274)
                          ----------       -------     ---------     ---------    ---------

Balance at
December 31, 2002         10,416,948       $10,417     $ 330,930     $(159,274)   $ 182,073
                          ==========       =======     =========     =========    =========

The accompanying notes are an integral part of this statement.

                          RECOM MANAGED SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS

                              REORGANIZED COMPANY                  PREDECESSOR COMPANY
                       -------------------------------     ------------------------------
                                        Cumulative for
                       For the Period    the Period        For the Period
                        Sept 19, to      Sept 19, to          Jan 1 to        Year ended
                       Dec 31, 2002      Dec 31, 2002      Sept 18, 2002     Dec 31, 2001
                       --------------   --------------     ---------------   ------------

Cash flows from
operating activities:
 Net loss               $(159,274)       $(159,274)           $(54,921)        $(82,327)
 Depreciation                 693              693                               20,000
 Services paid in stock       975              975                                5,000
 Expenses contributed                                                             5,000
Change in assets &
liabilities:
 Accrued expenses         (19,271)         (19,271)             12,080            5,505
                        ---------        ---------            --------         --------
   Net cash used in
   Operating Activities  (176,877)        (176,877)            (42,841)         (46,822)

Cash flows from investing
Activities:
 Purchase of equipment    (29,041)         (29,041)
                        ---------        ---------            --------         --------
   Net cash used in
   Investing Activities   (29,041)         (29,041)              -0-               -0-

Cash flows from financing
Activities:
 Capital contributions     21,400           21,400              35,000           40,000
 Issuance of warrants     125,000          125,000
 Issuance of stock        207,786          207,786
                        ---------        ---------            --------         --------
   Net cash provided
   by financing
   activities             354,186          354,186              35,000           40,000
                        ---------        ---------            --------         --------
Net increase (decrease)
in cash                 $ 148,268        $ 148,268            $ (7,841)        $ (6,822)

Cash at beginning of
period                        421              421               8,262           15,084
                        ---------        ---------            --------         --------
Cash at end of period   $ 148,689        $ 148,689            $    421         $  8,262
                        =========        =========            ========         ========
Supplemental Disclosures

Cash paid for interest  $   -0-          $   -0-              $  -0-           $   -0-
                        =========        =========            ========         ========
Cash paid for taxes     $   -0-          $   -0-              $  -0-           $   -0-
                        =========        =========            ========         ========


The accompanying notes are an integral part of this statement.

                        RECOM MANAGED SYSTEMS, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On June 26, 2000, the Company filed a Voluntary Petition for Reorganization Under Chapter 11 of the Federal Bankruptcy Code and substantially curtained operations. The plan of reorganization, which was confirmed on November 7, 2000, resulted in the post bankruptcy ownership group controlling approximately 87% of the common stock and the elimination of the outstanding liabilities and most assets.

On September 19, 2002, the Company issued 7,800,000 shares of stock in exchange for intangible technology. The issuance of stock resulted in a change of control, with the new ownership group controlling approximately 85% of the outstanding stock. See Note 2.

A summary of significant accounting policies follows:

Use of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Development Stage Company - The Company is a development stage entity (see
Note 3). Due to the change in control, its inception is deemed to be September 19, 2002.

Cash - Cash consists of demand deposit accounts. At December 31, 2002, the Company had cash balances on deposit with a financial institution in excess of for FDIC insured limits.

Equipment - Equipment is recorded at historical cost. Maintenance and repairs are expensed as incurred. Depreciation is provided by the straight-line method
over three to five years.   For the period of September 19, 2002 through
December 31, 2002 depreciation expense amounted to $693.

Stock - Based Compensation - Accounting for stock options is in accordance with the provisions of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of Statement of Financial Accounting Standard (SFAS) No 123, "Accounting for Stock-Based Compensation". Under APB 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the stock and the option price.

Intangibles - Reorganization Value in Excess of Amount Allocated to Identifiable Assets was recorded as a result of the reorganization, representing the portion of value of the reorganized company, which could not be allocated to any identifiable assets. It is being amortized over a 60-month period. Amortization amounted to $20,000 for the year ended December 31, 2001. No amortization was recognized for the period of January 1, 2002 through September 18, 2002, as the Company adopted SFAS 142, which requires annual impairment testing of intangibles and provides for an indefinite life of certain types of intangible assets.

Intangible Technology was recorded as a result of a stock issuance. The asset does not have a definite life and will be accounted for using SFAS 142, which requires annual impairment testing of intangibles and provides for an indefinite life of certain types of intangibles assets.

Advertising - Advertising is expensed as incurred.

Income Taxes - Income taxes are recorded using the liability method. Under this method, deferred taxes are determined by applying current tax rates to the difference between the tax and financial reporting bases of assets and liabilities. In estimating future tax consequences, all expected future events are considered, except for potential income tax or rate changes.

Earnings Per Share - Basic net loss per share is computed on the weighted average number of shares of common stock outstanding each period. Potentially dilutive instruments, including stock options, are not included, because losses have been reported for the periods presented.

2. REORGANIZATION

On September 19, 2002, the Company acquired from ARC Finance Group LLC ("ARC"), certain know how, trade secrets and other intellectual property described below in exchange for 7,800,000 shares of the Company's common stock. This technology was valued at $7,800. As a result of this transaction, ARC acquired approximately 84.5% of the Company's outstanding shares. This transaction is considered] a reverse acquisition and as a capital transaction that results in a capital reorganization. Accordingly, the reorganized Company's assets have been reflected at fair value. In the reorganization, the Predecessor Company's intangible asset, Reorganization Value in Excess of Amount Allocated to Identifiable Assets (in the amount of $76,667) and its accumulated deficit (in the amount of $164,947) were eliminated against Additional Paid-in Capital. There has been no goodwill or intangible assets recognized for this reorganization in the financial statements.

3.  TECHNOLOGY

The technology relates to certain proprietary methods, processes and ideas concerning devices and services, which, if successfully developed, may be capable of:

     *  accurately measuring physiological signals and functions

     * automatically and remotely evaluating these signals and / or functions over the telephone, the Internet, or other wireless transmission systems

     * providing the patient and the patient's physician(s) with vital information and other data on a real time basis to provide early warnings about the patient's physical condition

No assurance can be given that commercial products or services will ever result or that those products or services will be accepted by regulatory agencies, physicians, patients or insurance providers.

4. POST-REORGANIZATION OPERATIONS

Upon the change in control, the Company began limited operations to begin preliminary research and development into medical devices, which allow for the ambulatory monitoring of physiological signals.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has a limited operating history since its re-capitalization, and has incurred losses since that date. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the classification and recoverability of recorded asset amounts or the amount of liabilities that may be incurred should the Company be unable to continue in existence. Continuation as a going concern is dependent on obtaining funds necessary to continue current activities and develop a marketable product. There is no assurance that the necessary funds will be generated.

5. EQUITY TRANSACTIONS

During the year ended December 31, 2001, capital totaling $45,000 was contributed by the Company's former President and former majority shareholder. He also contributed capital of $35,000 and $21,400 for the periods of January 1, 2002 through September 18, 2002 and September 19, 2002 through December 31,
2002.   These contributions were made for working capital purposes.

At September 19, 2002, the former President purchased a warrant for $125,000. The warrant is to purchase 200,000 shares of common stock at an exercise price of $2.00 per share. The warrant may not be exercised before September 1, 2003, expires in September 2006, contains cashless exercise options and certain anti-dilution and other provisions.

During the three months ended December 31, 2002, the Company had the following issuances of its unregistered securities:

On October 12, 2002, the Company agreed to issue a total of 700,000 shares of its common stock to Marvin H. Fink pursuant to a four-year employment agreement whereby Mr. Fink will serve as the Company's Chief Executive Officer and Chairman of the Board of Directors. The shares were valued at par and vest at the rate of 8.33% or 58,333 shares per quarter with the first 58,333 shares vesting on January 12, 2003.

On October 15, 2002, the Company agreed to issue (at par value) a total of 200,000 shares of its common stock to B World Technologies, Inc. (a company owned by Budimir Drakulic) pursuant to a Loanout Agreement with Budimir Drakulic and B World Technologies, Inc. whereby Dr. Drakulic will work as an independent contractor for the Company and serve as Vice President and Chief Technology Officer for a term of ten years. The shares vest at the rate of 5% or 10,000 shares per quarter with the first 10,000 shares vesting on January 15, 2003.

On November 1, 2002, the Company agreed to issue (at par value) a total of 75,000 shares of its common stock to Ellsworth Roston pursuant to a two-year consulting agreement whereby Mr. Roston will consult with the Company with respect to the engineering, development and refining of the Company's technologies. Mr. Roston also agreed to join the Company's board of directors. The shares vest at the rate of 9,375 shares per quarter with the first 9,375 shares vesting on February 1, 2003. Mr. Roston was also issued a five-year warrant to purchase 150,000 shares of the Company's common stock at an exercise price of $5.00 per share.

On October 30, 2002, Mr. Roston also purchased a total of 23,750 shares of the Company's common stock for a purchase price of $190,000 or $8.00 per share.

During November 2002, the Company issued a total of 188,270 shares in exchange for $17,786 to eleven persons who were minority shareholders of Advanced Heart Technologies, Inc. ("AHT"). The shares were issued in connection with the Company's agreements with Dr. Drakulic in which he assigned to the Company his rights in certain technology. The Company agreed to fulfill certain obligations in connection with a settlement agreement, which Dr. Drakulic entered into with a number of minority shareholders of AHT. In connection with Dr. Drakulic's settlement with the minority shareholders of AHT, the Company, on October 23, 2002 issued a five-year warrant to Stephen Verchick, who was one of the eleven shareholders, to purchase 125,000 restricted shares of the Company's common stock at an exercise price of $.02 per share.

6. INCOME TAXES

All prior net operating loss carryovers were eliminated due to change of ownership in September 2002. The cumulative losses since that time are of $159,664, are available for carryover and, if not used, expires in 2022. A valuation allowance has been provided for the deferred tax benefit resulting from the net operating loss carryover. We have recorded a valuation allowance for the full amount of the deferred tax asset resulting from the net operating loss carryover due to the reorganized Company's limited operating history.

7. STOCK OPTIONS

In November 2002, our Board of Directors approved the establishment of the 2002 Stock Plan (the "Plan"). The Company intends to submit the Plan to the
shareholders for their approval at the next shareholders' meeting.   The total
number of shares of Common Stock available for grant and issuance under the Plan may not exceed 2,000,000, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Options may be exercisable by the payment of cash or by other means as authorized by the committee or the Board of Directors. At December 31, 2002 no options had been granted, as the Plan, had not been approved by the shareholders.

8. SUPPLEMENTAL DISCLOSURES REGARDING CASH FLOW

During the year ended December 31, 2001, the Company issued 50,000 shares of common stock in exchange for services valued at $5,000. Further, the majority stockholder contributed $5,000 in marketing expenses as contributed capital.

During the period of September 19, 2002 to December 31, 2002 the Company issued 975,000 shares of common stock in exchange for services valued at $975.

9.  SUBSEQUENT EVENT

In March 2003, the Company's Board of Directors approved the establishment of the 2003 Nonqualified Stock Option and Stock Plan. The Board of Directors believes that the 2003 Plan encourages employees, officers, directors and consultants to acquire an equity interest in the Company and by providing additional incentives and awards and recognitions of their contribution to our company's success and to encourage these persons to continue to promote the best interest of the Company.

     The 2003 Plan allows the Board of Directors to grant stock options or issue stock from time to time to our employees, officers, directors and consultants. Options granted under the 2003 Plan will not qualify under
Section 422 of the Internal Revenue Code of 1986 as an incentive stock option.

     The 2003 Plan also provides that the Board of Directors, or a committee, may issue free-trading or restricted stock pursuant to stock right agreements containing such terms and conditions as the Board of Directors deems appropriate.

     The total number of shares of common stock subject to options and grants of stock under the 2003 Plan may not exceed 500,000 shares, subject to adjustment in the event of certain capitalizations, reorganizations, and similar transactions. Options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors.

     The Board of Directors may amend the 2003 Plan at any time, provided that the Board of Directors may not amend the 2003 Plan to adversely effect the rights of participants under the 2003 Plan, without stockholder approval.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                      RECOM MANAGED SYSTEMS, INC.



Dated:  March 21, 2003                By:/s/ Marvin H. Fink
                                          Marvin H. Fink, Chief Executive
                                          Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                   Title             Date


/s/ Marvin H. Fink
Marvin H. Fink                Chairman of the Board and    March 21, 2003
                              Chief Executive Officer
                              And Acting Chief Financial
                              Officer


/s/ Budimir S. Drakulic
Budimir S. Drakulic           Chief Scientific Officer     March 21, 2003



/s/ Steven Sparks
Steven Sparks                 Director                     March 21, 2003



/s/ Brian Oxman
Brian Oxman                   Director                     March 21, 2003


/s/ Ellsworth Roston
Ellsworth Roston              Director                     March 21, 2003


/s/ Robert Koblin
Robert Koblin                 Director                     March 21, 2003


/s/ Raul Silvestre
Raul Silvestre                Secretary and Treasurer      March 21, 2003







                               CERTIFICATIONS

     I, Marvin H. Fink, certify that:

     1.     I have reviewed this annual on Form 10-KSB of Recom Managed
Systems, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 21, 2003


                                  /s/ Marvin H. Fink
                                  Marvin H. Fink
                                  President
                                  (Principal Executive Officer)



                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   OF
                        RECOM MANAGED SYSTEMS, INC.
                     PURSUANT TO 18 U.S.C. SECTION 1350


     I certify that, to the best of my knowledge, the Annual Report on Form 10-KSB of Recom Managed Systems, Inc. for the period ending December 31, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of Recom Managed Systems, Inc.


                                        /s/ Marvin Fink
                                        Marvin Fink
                                        Chief Executive Officer
                                        March 21, 2003


                 CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                    OF
                        RECOM MANAGED SYSTEMS, INC.
                     PURSUANT TO 18 U.S.C. SECTION 1350


     I certify that, to the best of my knowledge, the Annual Report on Form 10-KSB of Recom Managed Systems, Inc. for the period ending December 31, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of Recom Managed Systems, Inc.

                                        /s/ Marvin Fink
                                        Marvin Fink
                                        Principal Financial Officer
                                        March 21, 2003