Form 10QSB
period 2003-03-31
RECOM MANAGED SYSTEMS INC DE/
filed 2003-05-07
CIK 810365

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2003


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

                       [ X ]  Yes          [   ]  No

As of April 15, 2003, the Registrant had 31,510,848 shares of common stock, $.001 par value, outstanding.


Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]





                                     INDEX

Part I: Financial Information                                     Page No.

Item 1. Financial Statements:

     Unaudited Balance Sheet - as of March 31, 2003 ............        3

     Unaudited Statements of Operations - Three Months
       Months Ended March 31, 2002 and 2003 ....................        4

     Unaudited Statements of Cash Flows - Three Months Ended
       March 31, 2002 and 2003 .................................        5

     Notes to Consolidated Financial Statements.................    6 - 7

Item 2. Management's Plan of Operation..........................        8

Item 3. Controls and Procedures.................................        8

Part II: Other Information......................................        9

     Item 1.  Legal Proceedings.................................        9

     Item 2.  Change in Securities..............................        9

     Item 3.  Defaults Upon Senior Securities...................        9

     Item 4.  Submission of Matters to a Vote
              of Security Holders...............................        9

     Item 5.  Other Information.................................        9

     Item 6.  Exhibits and Reports on Form 8-K..................        9

Signatures .....................................................       10

Certifications .................................................  10 - 11


















                          RECOM MANAGED SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                March 31, 2003
                                  (UNAUDITED)


ASSETS

CURRENT ASSETS
  Cash                                                       $    -
EQUIPMENT, net of accumulated depreciation of $12,982          149,801
TECHNOLOGY                                                      34,881
                                                             ---------

TOTAL ASSETS                                                 $ 184,682
                                                             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable and Other Liabilities                     $ 324,086
  Bank overdraft                                                 8,061
  Advance from stockholder                                     150,000
                                                             ---------
TOTAL LIABILITIES                                              482,147

STOCKHOLDERS' EQUITY
  Common Stock                                                  10,417
  Additional paid-in capital                                   334,225
  Deficit accumulated during development stage                (642,107)
                                                             ---------
TOTAL STOCKHOLDERS' EQUITY                                    (297,465)
                                                             ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 184,682
                                                             =========

















                          RECOM MANAGED SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                         Successsor Company    Predecessor Company     Successor Company
                         ------------------    -------------------     -----------------
                                                                         Cumulative for
                                                                         the Period of
                         Three Months Ended    Three Months Ended      September 19, 2002
                           March 31, 2003        March 31, 2002        to March 31, 2003
                         ------------------    -------------------     ------------------
Revenue                           -                    -                        -

Research and Development        27,297                 -                      27,297
General and Administra-
  tive Expenses                455,536               20,353                  614,810
                             ---------             --------                ---------

Net Loss                     $(482,833)            $(20,353)               $(642,107)
                             =========             ========                =========

Basic and Diluted Loss
  Per Share                  $   (0.05)                **                  $   (0.06)
                             =========             ========                =========

Basic and Diluted
  Weighted Average Number
  of Shares Outstanding      10,416,948            1,429,928               10,193,582


** Per share amounts are not meaningful due to reorganization.





















                          RECOM MANAGED SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                         Successsor Company    Predecessor Company     Successor Company
                         ------------------    -------------------     -----------------
                                                                         Cumulative for
                                                                           the Period
                         Three Months Ended    Three Months Ended      September 19, 2002
                           March 31, 2003        March 31, 2002        to March 31, 2003
                         ------------------    -------------------     ------------------

Cash used in operating
 activities                   $(116,014)            $(28,015)              $(292,891)

Cash Flows from Investing
 Activities:
  Purchase of equipment
   and technology               (44,031)                -                    (73,072)

Cash Flows from Financing
 Activities:
  Increase in bank over-
   draft, net                     8,061                                        8,061
  Capital contributed             3,295               20,000                  24,695
  Issuance of stock                -                    -                    207,786
  Sale of warrants                 -                    -                    125,000
                              ---------             --------               ---------
Net cash provided by
 financing activities            11,356               20,000                 365,542

Net increase (decrease)
 in cash                       (148,689)              (8,015)                   (421)

Cash at beginning of period     148,689               15,084                     421
                              ---------             --------               ---------

Cash at end of period         $    -                $  7,069               $    -
                              =========             ========               =========












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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals considered necessary for a fair presentation) have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the financial statements and footnotes included in the Form 10-KSB for the year ended December 31, 2002.

NOTE 2 - ACQUISITION OF TECHNOLOGY

     On September 19, 2002, the Company acquired from ARC Finance Group LLC ("ARC"), certain know how, trade secrets and other intellectual property described below in exchange for 7,800,000 shares of the Company's common stock. This technology was valued at $7,800. As a result of this transaction, ARC owned approximately 84.5% of the Company's outstanding shares. This transaction is considered a reverse acquisition and as a capital transaction that results in a capital reorganization. Accordingly, the reorganized Company's assets have been reflected at fair value. In the reorganization, the Predecessor Company's intangible asset, Reorganization Value in Excess of Amount Allocated to Identifiable Assets (in the amount of $76,667) and its accumulated deficit (in the amount of $164,947) were eliminated against Additional Paid-in Capital. There has been no goodwill or intangible assets recognized for this reorganization in the financial statements.

     The Company's technology relates to certain proprietary methods, processes and ideas concerning devices and services which, if successfully developed, may be capable of:

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

NOTE 3 - SUBSEQUENT EVENTS

     On April 1, 2003, the Company entered into a common stock purchase agreement with M. Stein, whose spouse is a majority shareholder, pursuant to which Mr. Stein purchased 37,594 shares of the Company's common stock at a price of $6.65 per share for a total consideration of $250,000. The consideration included $100,000 in cash and $150,000 of expenses and capitalized assets which had previously been advanced by Mr. Stein. An advance of $150,000 has been reflected on the March 31, 2003 Balance Sheet for expenses totaling $33,208 and equipment and leasehold improvements totaling $116,792.

     On April 1, 2003, the Company issued 49,064 shares of common stock to individuals in exchange for consulting services rendered. The March 31, 2003 financial statements reflect the accrual of $268,500 for these services.

     On April 2, 2003, the Board of Directors declared a three-for-one stock split effective as of the close of business on Friday, April 11, 2003.

     On April 15, 2003, the Company entered into an investment banking agreement with Brookstreet Securities Corporation which has its offices in Irvine, California. The agreement provides that Brookstreet will provide various investment banking services including advising the Company in connection with financing strategies and assisting the Company with its capital needs including locating potential sources of debt and equity capital and establishing an orderly market for the Company's securities. As compensation for these services Brookstreet is being issued warrants to purchase an aggregate of 200,000 shares of the Company's common stock. The warrants will be issued in 4 tranches of 50,000 each with the first tranch of 50,000 fully vested and exercisable at $1.25 per share. The second tranch will vest in 90 days after the date of the agreement and will have an exercise price of $2.25 per share. The third tranch will vest in 180 days and will have an exercise price of $3.25 per share. The fourth tranch will vest in 270 days and will have an exercise price of $4.25 per share.



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

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

     The Company intends to proceed with further development and possible commercialization of products or services which embody or otherwise utilize the technology described above in Note 2. We plan to develop a belt that can be used by the patient which will hold the electrodes and electronics. We also plan to initiate the study of alternative algorithms for the analyzing of ECGS. The Company currently has no cash on hand and in order to fund its immediate short-term working capital needs, management is attempting to raise at least $50,000 in either debt or equity financing. Management is also considering a private equity offering to raise up to $5 million to complete the development of its first product and become fully operational. There is no assurance that any of these financing efforts will be successful. In the event the Company is not able to secure financing, many adverse contingencies may result such as downsizing of the Company's facilities and/or personnel, ceasing development efforts and/or operations. Notwithstanding any of these activities, the Company believes it is highly likely that it will not achieve any revenues or earnings during the next twelve months, and for a significant period of time thereafter.

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

     None.

ITEM 3.  Defaults Upon Senior Securities.

     None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     None.

ITEM 5.  Other Information.

     See Subsequent  Event footnote to the financial statements above.

ITEM 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibits.

         10.12  Employment Agreement with Charles E. McGill dated
                March 10, 2003

         10.13 Investment Banking Agreement with Brookstreet Securities Corporation dated April 15, 2003

     b.  Reports on Form 8-K.

         None.







                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RECOM MANAGED SYSTEMS, INC.


Date: May 6, 2003                    By:/s/ Marvin H. Fink
                                        Marvin H. Fink, Chief Executive
                                        Officer


Date: May 6, 2003                    By:/s/ Charles E. McGill
                                       Charles E. McGill, Chief Financial
                                        Officer



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

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 6, 2003


                                  /s/ Marvin H. Fink
                                  Marvin H. Fink
                                  President
                                  (Chief Executive Officer)


                               CERTIFICATIONS

     I, Charles E. McGill, certify that:

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

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 6, 2003


                                  /s/ Charles E. McGill
                                  Charles E. McGill
                                  (Chief Financial Officer)


                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                         CHIEF FINANCIAL OFFICER OF
                       RECOM MANAGED SYSTEMS, INC.
                     PURSUANT TO 18 U.S.C. SECTION 1350


     We certify that, to the best of our knowledge, the Quarterly Report on Form 10-QSB of Recom Managed Systems, Inc. for the period ending March 31, 2003:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of Recom Managed Systems, Inc.


/s/ Marvin H. Fink                  /s/ Charles E. McGill
Marvin H. Fink                      Charles E. McGill
Chief Executive Officer             Chief Financial Officer












