Form 10QSB
period 2003-06-30
RECOM MANAGED SYSTEMS INC DE/
filed 2003-08-12
CIK 810365

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2003


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

                       [ X ]  Yes          [   ]  No

As of July 31, 2003, the Registrant had 31,791,260 shares of common stock, $.001 par value, outstanding.


Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]









                                     INDEX


Part I: Financial Information                                     Page No.

Item 1. Financial Statements:

     Unaudited Balance Sheet - as of June 30, 2003 ............        3

     Unaudited Statements of Operations - Three and Six
       Months Ended June 30, 2002 and 2003 ....................        4

     Unaudited Statements of Cash Flows - Six Months Ended
       June 30, 2002 and 2003 .................................        5

     Notes to Consolidated Financial Statements.................    6 - 8

Item 2. Management's Plan of Operation..........................        8

Item 3. Controls and Procedures.................................        9

Part II: Other Information......................................       10

     Item 1.  Legal Proceedings.................................       10

     Item 2.  Change in Securities..............................       10

     Item 3.  Defaults Upon Senior Securities...................       10

     Item 4.  Submission of Matters to a Vote
              of Security Holders...............................       11

     Item 5.  Other Information.................................       11

     Item 6.  Exhibits and Reports on Form 8-K..................       11

Signatures .....................................................       11







                          RECOM MANAGED SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                 JUNE 30, 2003
                                  (UNAUDITED)

ASSETS

CURRENT ASSETS
  Cash                                                      $   61,460
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of accumulated
  depreciation of $27,830                                      153,362
TECHNOLOGY                                                      56,643
                                                            ----------

TOTAL ASSETS                                                $  271,465
                                                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable and Other Liabilities                    $  369,900
                                                            ----------
TOTAL LIABILITIES                                              369,900

STOCKHOLDERS' EQUITY
  Common Stock                                                  31,605
  Additional paid-in capital                                 1,965,629
  Deficit accumulated during development stage              (2,095,669)
                                                            ----------
TOTAL STOCKHOLDERS' EQUITY                                     (98,435)
                                                            ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $  271,465
                                                            ==========






                          RECOM MANAGED SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                           Successor      Predecessor     Successor      Predecessor
                            Company        Company         Company         Company    Successor Company
                         -------------  --------------   ------------   ------------  ------------------
                                                                                        Cumulative for
                             Three          Three             Six           Six        for the Period of
                         Months Ended    Months Ended    Months Ended   Months Ended   September 19,2002
                         June 30, 2003   June 30, 2002   June 30, 2003  June 30, 2002  to June 30, 2003
                         -------------   -------------   -------------  -------------  -----------------
Revenue                           -             -                -             -                -

Research and Development        48,879          -              76,176          -              76,176
General and Administra-
  tive Expenses              1,404,683        12,798        1,860,219        33,151       (2,019,493)
                           -----------      --------      -----------      --------      -----------

Net Loss                   $(1,453,562)     $(12,798)     $(1,936,395)     $(33,151)     $(2,095,669)
                             =========      ========      ===========      ========      ===========

Basic and Diluted Loss
  Per Share                  $   (0.05)        **         $     (0.06)         **        $     (0.07)
                             =========      ========      ===========      ========      ===========

Basic and Diluted
  Weighted Average Number
  of Shares Outstanding     31,577,004     1,429,928       31,413,924     1,429,928       30,879,624



** Per share amounts are not meaningful due to reorganization.






                           RECOM MANAGED SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                         Successor Company     Predecessor Company     Successor Company
                         ------------------    -------------------     -----------------
                                                                         Cumulative for
                                                                           the Period
                          Six Months Ended      Six Months Ended      September 19, 2002
                           June 30, 2003          June 30, 2002         to June 30, 2003
                         ------------------    -------------------     ------------------

Cash used in operating
 activities                   $(354,322)           $(41,086)              $(531,199)

Cash Flows from Investing
 Activities:
  Purchase of equipment
   and technology               (84,202)               -                   (113,243)

Cash Flows from Financing
 Activities:
  Capital contributions           3,295              35,000                  24,695
  Issuance of stock             348,000                -                    555,786
  Sale of warrants                 -                   -                    125,000
                              ---------             -------               ---------
Net cash provided by
 financing activities           351,295              35,000                 705,481

Net increase (decrease)
 in cash                        (87,229)             (6,086)                 61,039

Cash at beginning of period     148,689               8,262                     421
                              ---------            --------               ---------

Cash at end of period         $  61,460            $  2,178               $  61,460
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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals considered necessary for a fair presentation) have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the financial statements and footnotes included in the Form 10-KSB for the year ended December 31, 2002.

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

NOTE 3 - CAPITAL TRANSACTIONS

     On April 1, 2003, the Company issued 260,004 shares of common stock (on a post split basis) for $100,000 in cash and $561,801 in expenses (valued using the market value of shares issued) and equipment. On April 15, 2003 the Company split its stock three for one. All share amounts and earnings per share have been presented on a post split basis.

     The Company also issued 11,045 shares of stock for marketing services valued at $34,791 (valued using the market value of shares issued).

     The Company also issued a total of 900,000 warrants to purchase shares of restricted common stock at $.50 per share. These warrants were issued for services including: the introduction of the Company to investment banking firms; assistance in the structuring of the Company's private offerings; assistance in capital market transactions, mergers and acquisitions, advisory services; and assistance in developing strategic relationships. The Company recognized a $708,000 expense in connection with the issuance of these warrants (valued using the Black-Scholes Model).

     On May 19, 2003 the Company completed the first tranche of its current private placement by issuing 82,667 units for $248,000. Each unit consisted of one share of restricted common stock and one Class A common stock purchase Warrant. Each Class A Warrant will entitle the holder to purchase one share of common stock at a price equal to the bid price of the Company's common stock on each tranche closing date and one Class B Warrant. Each Class B Warrant will entitle such holder to purchase one additional share of common stock at a price equal to 200% of the exercise price of the A Warrants.

NOTE 4 - SUBSEQUENT EVENTS

     On July 21, 2003, the Company closed the second tranche of its current private placement in the amount of $250,000. The investors in the second tranche also received warrants similar to those issued in the first tranche.

     On July 7, 2003 the Company issued 92,474 common shares in exchange for services valued at $337,530 (valued using the market value of shares issued).

     On July 17, 2003 the Company retained Maxim Group, LLC, a New York based investment banking firm to act as its lead investment bank. Maxim will provide, among other services, assistance with the Company's financing efforts as it attempts to secure additional capital for product development as well as to fund the process of gaining approval for the Company's cardiac monitoring device by the FDA. Maxim will also assist the Company with general business strategy and with seeking a listing on a national exchange.

     On July 28, 2003 the Company issued 19,151 shares to individuals for marketing and business services to be performed during the quarter ending September 30, 2003. These services were valued at $72,774 based on market value of the shares issued.


     As the Company has previously announced, the Company recently retained Maxim Group to, among other things, complete a series of financings. Based on the agreement with certain shareholders of Advanced Heart Technologies, Inc. ("AHT") previously entered into by the Company as set forth in the Company's Form 10-KSB for the year ended December 31, 2002, the Company believes that in the event the Company completes a financing of more than two million dollars ($2,000,000), it is possible that up to 4% of any such financing will be utilized by the Company to pay down obligations assumed by the Company previously alleged to be owed to certain AHT shareholders by the Company Chief Technology Officer (and the Inventor of the Company's technologies), Budimir
S. Drakulic in the amount of not more than a total of $480,100. The Company assumed this obligation when it signed an agreement to obtain the services of Mr. Drakulic for ten years. The Company provides no assurances that it will ever complete such a financing, or that other conditions precedent in the referenced agreement will ever be satisfied to an extent requiring the Company to actually make such payment out of the proceeds of any equity offerings. Furthermore, the referenced agreement is complex and the Company provides no assurances that its reading of the agreement will ultimately be concurred with by the other parties to the agreement.

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

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

     The Company intends to proceed with further development and possible commercialization of products and services which employ or otherwise utilize the technology described in Note 2 above. We plan to develop a belt that is worn by the patient which will hold both the electrodes and the electronics. This development will be accomplished in stages with the first stage housing only the electrodes with the electronics in a separate module. Subsequent development will incorporate the electronics in the belt along with the electrodes. We have initiated the study of alternative algorithms for the analysis of ECGs and the Company is also evaluating the advisability of submitting its proof of concept system for hospital institutional review board testing. We are also in discussions with various medical centers regarding beta testing of the low power electronics version of our system.

     The Company currently has sufficient cash on hand to fund development and operations through September 2003, because the Company raised approximately $500,000 from the private sale of equity during May-July 2003. The Company needs to continue raising capital to finance its business. The Company entered into an investment banking agreement with Maxim Group, LLC during July 2003, and Maxim Group is expected to assist the Company in conducting a private offering in the range of $1 million to $3 million. If this offering is not successful, the Company will continue to raise capital on its own. Future development tasks and accomplishments are highly dependent upon having adequate funding to support future development milestone activities.

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





                          PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     None.

ITEM 2.  Changes in Securities.

     During April 2003, the Company issued 112,812 shares of its restricted common stock to Mitchell J. Stein for a total consideration of $250,000 ($2.22 per share). The consideration included $100,000 in cash and $150,000 of expenses and capitalized assets which had previously been advanced by Mr. Stein. The Company relied on Section 4(2) of the Securities Act of 1933, as amended. Mr. Stein executed a stock purchase agreement in which he represented that he was acquiring the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificate and stop transfer instructions were issued to the transfer agent.

     During the three months ended June 30, 2003, the Company sold 82,667 units to three accredited investors at $3.00 per unit in cash. Each unit consisted of one share of common stock and one warrant. Each warrant is exercisable at $3.00 until May 14, 2004. Upon exercise of the warrants each investor will receive one share of common stock and an additional warrant to purchase one share of common stock at $6.00 per share until November 15, 2004. The Company relied on the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The investors received a disclosure document and they executed a Subscription Application and a Common Stock Purchase Agreement in which they represented that they were acquiring the units for investment purposes. The certificates for the warrants and the shares contain restrictive legends.

     On April 15, 2003 the Company issued to Brookstreet Securities Corporation warrants to purchase 200,000 shares of the Company's common stock pursuant to an investment banking agreement. The warrants were issued in four tranches of 50,000 each with the first tranche of 50,000 fully vested and exercisable at $1.25 per share. The second tranche will vest in 90 days after the date of the agreement and will have an exercise price of $2.25 per share. The third tranche will vest in 180 days and will have an exercise price of $3.25 per share. The fourth tranche will vest in 270 days and will have an exercise price of $4.25 per share.

     During the three months ended June 30, 2003 the Company's Board of Directors approved the issuance of five-year warrants to purchase 900,000 shares of the Company's common stock at $.50 per share to a firm which was retained to perform various services including: the introduction of the Company to investment banking firms; assistance in the structuring of the Company's private offerings; assistance in capital market transactions, mergers and acquisitions; advisory services; and assistance in developing strategic relationships. The agreement for the above referenced services was entered into on March 10, 2003. The warrants do not include any registration rights but they do contain a cashless exercise provision. The Company relied on Section 4(2) of the Securities Act of 1933, as amended. The appropriate restrictive legend was placed on the warrant certificate.

ITEM 3.  Defaults Upon Senior Securities.

     None.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

     None.

ITEM 5.  Other Information.

     See Subsequent  Event footnote to the financial statements above.

ITEM 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibits.


         31.1     Certification of Chief       Filed herewith
                  Executive Officer Pursuant   electronically
                  to Section 302 of the
                  Sarbanes-Oxley Act of 2002

         31.2     Certification of Chief       Filed herewith
                  Financial Officer Pursuant   electronically
                  to Section 302 of the
                  Sarbanes-Oxley Act of 2002

         32.1     Certification of Chief       Filed herewith
                  Executive Officer Pursuant   electronically
                  to 18 U.S.C. Section 1350

         32.2     Certification of Chief       Filed herewith
                  Financial Officer Pursuant   electronically
                  to 18 U.S.C. Section 1350

     b.  Reports on Form 8-K.

         None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RECOM MANAGED SYSTEMS, INC.


Date: August 12 2003                By:/s/ Marvin H. Fink
                                        Marvin H. Fink, Chief Executive
                                        Officer


Date: August 12, 2003                By:/s/ Charles E. McGill
                                        Charles E. McGill, Chief Financial
                                        Officer




