Form 10QSB
period 2003-09-30
RECOM MANAGED SYSTEMS INC DE/
filed 2003-11-14
CIK 810365

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended September 30, 2003


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

                       [ X ]  Yes          [   ]  No

As of October 31, 2003, the Registrant had 32,169,125 shares of common stock, $.001 par value.

Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]












                                     INDEX


Part I: Financial Information                                     Page No.

Item 1. Financial Statements:

     Unaudited Balance Sheet - as of September 30, 2003 ........        3

     Unaudited Statements of Operations - Three and Nine
       Months Ended September 30, 2002 and 2003.................        4

     Unaudited Statements of Cash Flows - Nine Months Ended
       September 30, 2002 and 2003 .............................        5

     Notes to Consolidated Financial Statements.................    6 - 11

Item 2. Management's Plan of Operation..........................       11

Item 3. Controls and Procedures.................................       12

Part II: Other Information......................................       13

     Item 1.  Legal Proceedings.................................       13

     Item 2.  Change in Securities..............................       13

     Item 3.  Defaults Upon Senior Securities...................       13

     Item 4.  Submission of Matters to a Vote
              of Security Holders...............................       14

     Item 5.  Other Information.................................       14

     Item 6.  Exhibits and Reports on Form 8-K..................       14

Signatures .....................................................       14

                          RECOM MANAGED SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)

ASSETS

CURRENT ASSETS
  Cash                                                      $    2,980
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of accumulated
  depreciation of $43,251                                      152,156
TECHNOLOGY, net of accumulated amortization of $2,600            5,200
                                                            ----------

TOTAL ASSETS                                                $  160,336
                                                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable and Other Liabilities                    $  617,914
                                                            ----------
TOTAL LIABILITIES                                              617,914


STOCKHOLDERS' EQUITY
  Common Stock                                                  32,154
  Additional paid-in capital                                 4,377,617
  Deficit accumulated during development stage              (4,867,349)
                                                            ----------
TOTAL STOCKHOLDERS' EQUITY                                    (457,578)
                                                            ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $  160,336
                                                            ==========

















The accompanying notes are an integral part of these financial statements.

                          RECOM MANAGED SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                          Successor     Predecessor    Successor     Predecessor
                           Company       Company        Company        Company           Successor Company
                       -------------- --------------- ------------- -------------- -----------------------------
                                                                                                  Cumulative
                                                                                                    for the
                                                                     Period from    Period From    Period From
                            Three      Period from    Nine Months    January 1,    September 19,  September 19,
                        Months Ended  July 1, 2002 to    Ended         2002 to        2002 to        2002 to
                        September 30,  September 18,  September 30,  September 18,  September 30, September 30,
                             2003          2002           2003            2002          2002          2003
                       -------------- --------------- -------------- -------------- ------------- -------------

Revenue                        -             -               -             -               -             -

Research and Development     90,734          -            166,910          -               -          166,910

General and Administra-
  tive Expenses           2,680,946        21,790       4,541,165        54,941            -        4,700,439
                        -----------      --------     -----------      --------     -----------   -----------

Net Loss                $(2,771,680)     $(21,790)    $(4,708,075)     $(54,941)    $      -      $(4,867,349)
                        ===========      ========     ===========      ========     ===========   ===========

Basic and Diluted Loss
  Per Share               $   (0.09)        **        $     (0.15)         **       $      -      $     (0.16)
                          =========      ========     ===========      ========     ===========   ===========

Shares Used in Computing
  Basic and Diluted
  Loss Per Share         31,923,149     1,429,928      31,583,666     1,429,928      27,689,784   31,120,438


** Per share amounts are not meaningful due to reorganization.



The accompanying notes are an integral part of these financial statements.

                           RECOM MANAGED SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                            Successor       Predecessor
                             Company          Company               Successor Company
                         --------------    -------------     --------------------------------
                                                                               Cumulative For
                                            Period From       Period From     the Period From
                           Nine Months      January 1,       September 19,     September 19,
                              Ended           2002 to           2002 to           2002 to
                          September 30,    September 18,     September 30,     September 30,
                              2003             2002              2002              2003
                          -------------    -------------     -------------    ---------------

Cash used in operating
 activities                  $(696,737)      $(42,841)         $    -            $(873,614)

Cash Flows from Investing
 Activities:
  Purchase of equipment        (50,267)          -                  -              (79,308)

Cash Flows from Financing
 Activities:
  Capital contributions          3,295           -                  -               24,695
  Issuance of stock            598,000           -                  -              805,786
  Sale of warrants                -            35,000            125,000           125,000
                             ---------        -------           --------          --------
Net cash provided by
 financing activities          601,295         35,000            125,000           955,481

Net increase (decrease)
 in cash                      (145,709)        (7,841)           125,000             2,559

Cash at beginning of period    148,689          8,262                421               421
                             ---------       --------           --------          --------

Cash at end of period         $  2,980       $    421           $125,421          $  2,980
                              ========       ========           ========          ========











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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals considered necessary for a fair presentation) have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the financial statements and footnotes included in the Form 10-KSB for the year ended December 31, 2002.

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

NOTE 3   CAPITAL TRANSACTIONS

     In March 2003, the Company's Board of Directors approved the issuance of five-year warrants to purchase 900,000 shares (on a post-split basis) of the Company's common stock at $.50 per share to a firm which was retained to perform various services including: the introduction of the Company to investment banking firms; assistance in the structuring of the Company's private offerings; assistance in capital market transactions, mergers and acquisitions; advisory services; and assistance in developing strategic relationships. The agreement for the above-referenced services was entered into on March 10, 2003. The warrants do not include any registration rights but they do contain a cashless exercise provision. The Company recognized $708,000 of expense in connection with the issuance of these Warrants (valued using the Black-Scholes Model).

     On April 1, 2003, the Company issued 112,812 shares of common stock (on a post split basis) for $100,000 in cash and $150,000 in expenses and equipment (valued using the market value of shares issued). On April 15, 2003 the Company split its stock three for one. All share amounts and earnings per share have been presented on a post split basis.

     On April 15, 2003, the Company issued to Brookstreet Securities Corporation warrants to purchase 200,000 shares of the Company's common stock pursuant to an investment banking agreement. The warrants were issued in four tranches of 50,000 each with the first tranche of 50,000 fully vested and exercisable at $1.25 per share. The second tranche will vest in 90 days after the date of the agreement and will have an exercise price of $2.25 per share. The third tranche will vest in 180 days and will have an exercise price of $3.25 per share. The fourth tranche will vest in 270 days and will have an exercise price of $4.25 per share. The Company recognized an expense of $281,950 in connection with the issuance of these warrants using the Black-Scholes Model.

     In May 2003, the Company completed the first tranche of its private placement as it sold 82,667 units to three accredited investors at $3.00 per unit for cash amounting to $248,000. Each unit consisted of one share of common stock and one warrant. Each warrant is exercisable at $3.00 until May 14, 2004. Upon exercise of the warrants each investor will receive one share of common stock and an additional warrant to purchase one share of common stock at $6.00 per share until November 15, 2004.

     On July 17, 2003 the Company retained Maxim Group, LLC (Maxim) a New York based investment banking firm to act as its lead investment bank. Maxim will provide, among other services, assistance with the Company's financing efforts as it attempts to secure additional capital for product development as well as to fund the process of gaining approval for the Company's cardiac monitoring device by the FDA. Maxim will also assist the Company with general business strategy and with seeking a listing on a national exchange. Maxim was paid $50,000 at the inception of the agreement and will be paid $7,500 per month through June 30, 2004. In addition, Maxim received a total of 100,000 warrants to purchase shares of restricted common stock at $4.92 per share.

The Company recognized expense of $156,200 in connection with the issuance of these warrants (valued using the Black-Scholes Model).

     In July 2003, the Company closed its second tranche of its private placement by selling 75.075 units to four accredited investors for total cash of $250,000 under terms consistent with the first tranche.

     In August 2003, the Company entered into voluntary trading restriction agreements with two shareholders in exchange for warrants to purchase a total of 23,501 shares of the Company's common stock at a price of $3.29 per share. In September 2003, the Company entered into a voluntary trading restriction agreement with a shareholder in exchange for a warrant to purchase 18,000 shares of the Company's common stock at 85% of the closing price of the common stock on the date of the agreement ($5.29 at September 23, 2003). The value of the warrants issued using the Black-Scholes Model was $87,304.

     In September 2003, the Company issued a consultant a warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $3.29 per share. The value of the warrants using the Black-Scholes Model was $46,050.

     In September 2003, the Company issued 305,000 shares of restricted common stock to three persons pursuant to the cashless exercise provisions of common stock purchase warrants held by such persons.

     During the three month and nine month periods ended September 30, 2003, the Company issued 169,105 and 327,342 shares of common stock, respectively, for marketing and business services rendered during the period. These services were valued at $626,539 for the three months ended September 30, 2003, and $1,073,131 for nine month period ended September 30, 2003, based upon the market value of the shares at the date of issuance.

NOTE 4 - STOCK-BASED COMPENSATION PLANS

     The table below summarizes the transactions in the Company's Employee 2002 stock option plan as of September 30, 2003:

     Option outstanding at January 1, 2003            -
     Granted                                     1,960,000
     Exercised                                        -
     Purchased                                        -
     Canceled                                         -
                                                 ---------
     Options outstanding at September 30,
       2003 (weighted average exercise price
       of $1.04 as of September 30,2003)         1,960,000
                                                 =========

     Exercisable as of September 30, 2003          981,000
                                                 ---------

     The table below summarizes options and warrants issued to non-employees as of September 30, 2003:

     Options and warrants outstanding at
       January 1, 2003                             825,000
     Granted                                     1,269,501
     Exercised                                        -
     Cancelled                                        -
                                                 ---------

     Options outstanding at September 30,
       2003 (weighted average exercise
       price of $0.87 as of September 30,
       2003)                                     2,094,501
                                                 =========

     Exercisable as of September 30, 2003        1,994,501
                                                 =========

    The fair value of each option and warrant grant to non-employees was estimated on the date of grant using the Black-Scholes option pricing model, the form of the option agreement and the option price along with the following assumptions:

     Risk free interest rate                  4.4%
     Dividend yield                           0.0%
     Expected volatility                     43.0%

     The Company recognized total expenses of $684,639 and $1,392,639 related to options and warrants granted to non-employees for the three months and nine months ended September 30, 2003, respectively.

NOTE 5 - AHT SETTLEMENT

     During October 2002, the Company entered into a Loanout Agreement with Dr. Budimir Drakulic pursuant to which he agreed to serve as our Chief Technology Officer. In this agreement, we agreed on his behalf, to fulfill certain obligations in connection with a settlement agreement, which Dr. Drakulic entered into with the minority shareholders of AHT. Dr. Drakulic's settlement agreement is complex, but it generally requires that if the Company completes a financing of more than $2,000,000, up to 4% of the proceeds are to be paid to certain AHT shareholders, up to a total amount of $480,100.

     As discussed in Note 7, the Company completed a financing in October 2003 in excess of $2,000,000. The Company has recorded a liability of $480,100 at September 30, 2003, as a result of the financing. However, such payment is subject to compliance with the provisions of the settlement agreement and the Company believes that it has evidence that several of the representations, warranties and covenants have been violated. The Company is currently investigating the violations and does not intend to pay any amounts until the investigation is completed and a final determination is made of amounts due, if any, pursuant to the settlement agreement.

NOTE 6 - ACCOUNTING PRONOUNCEMENTS

     a. Accounting for Certain Financial Instruments with Both Liabilities and Equity

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not have any obligations to be settled in either cash or common stock that are classified as a liability. It does not have any immediate plans to enter into other financial instruments subject to the accounting requirements of SFAS No. 150. The adoption of SFAS No. 150 does not have an impact on the Company's financial statements.

     b.  Accounting for Derivative Instruments and Hedging Activities

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 clarifies financial accounting and reporting requirements for derivative instruments and hedging activities as set forth under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships entered into after June 30, 2003. The adoption of SFAS No. 149 does not have an impact on the Company's financial statements.

     c.  Consolidations of Variable Interest Entities

     In January 2003, the FASB Interpretation ("FIN") No. 36, Consolidation of Variable Interest Entities, requiring that companies consolidate variable interest entities if they are the primary beneficiaries, as defined under FIN No. 46, of the activities of the variable interest entities. Companies are required to apply FIN No. 46 immediately for all variable interest entities created after January 31, 2003, and as of the beginning of the first interim period beginning after June 15, 2003, for all other variable interest entities. The Company does not have any variable interest entities.

NOTE 7 - SUBSEQUENT EVENTS

     During October 2003, the Company sold 53.2875 units with each unit consisting of 33,334 shares of Series A Convertible Preferred Stock (Convertible Preferred Stock) and 16,667 Class C Common Stock Purchase Warrants (Warrants) at a price of $100,000 per unit. The proceeds to the Company, net of expenses, was approximately $4,645,000.

     The Convertible Preferred Stock will pay dividends of 8% annually, to be paid quarterly either in cash or in the form of Convertible Preferred Stock at the Company's discretion. The Convertible Preferred Stock will be valued at $3.00 per share when it is issued as a dividend. Each Holder of the Convertible Preferred Stock will have the option at any time to convert all or any portion of the Convertible Preferred Stock held by such Holder into shares of Common Stock. The Convertible Preferred Stock shall have a liquidation value equal to $3.00 per share and shall be convertible into Common Stock on a one-for-one basis (the "Conversion Price"). The Convertible Preferred Stock shall be senior to all other shares of capital stock now existing or hereinafter created of the Company as to dividend and liquidation rights and shall have voting rights as if converted into Common Stock.

     The Company can force conversion of the Convertible Preferred Stock into Common Shares upon 45 days written notice to the holders of the Preferred Stock, if (1) the closing price of the Common Stock is at least $7.50 for 30 consecutive trading days; (2) the Common Stock is listed on a qualified exchange (NASDAQ, AMEX or NYSE); and (3) the Common Stock underlying the conversion is subject to an effective registration statement filed with the SEC pursuant to the Securities Act of 1933, as amended.

     Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $3.75 per share. The Warrants are exercisable anytime during the four year period commencing on the final closing and do not contain provisions for cashless exercise.

     The Company will issue the Placement Agent a common stock purchase warrant exercisable for a number of units equal to 10% of the number of units sold in the offering. The Placement Agent warrant will be exercisable at $3.60 per share and will expire five years following the date of issuance.

     The Company is required to file a registration statement with the Securities and Exchange Commission by December 30, 2003, to register the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock and upon exercise of the Warrants.

     Subsequent to September 30, 2003, the Company issued 15,385 shares of common stock to individuals for business services. These shares were valued at $3.90 based on the market value of the stock at the date of issuance.

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

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

     The Company intends to proceed with further development of products and services which employ or otherwise utilize the technology described in Note 2 above. We plan to develop a "belt" that is worn by the patient which will hold both electrodes and the electronics. This development will be accomplished in stages with the first stage housing only the electrodes with the electronics in a separate module. Subsequent development will incorporate the electronics in the belt along with the electrode. We have initiated the study of alternative algorithms for the analysis of ECG's and the Company is also evaluating the advisability of submitting its proof of concept system for hospital institutional review board testing. We are also in discussion with various medical centers regarding beta testing of the low power electronics version of our system. The Company will also work with the inventor of an alternative to standard electrodes (a sensor). The Company plans to develop the sensor technology for possible future incorporation into the "belt." The Company will have an option to acquire the intellectual property rights to the technology if the proof of concept results are as anticipated. The Company estimates it has sufficient cash on hand to fund development and operations for approximately 12 months, because the Company raised approximately $4,645,000 in net proceeds from the private sale of Series A Convertible Preferred Stock.

     The Company plans on using a portion of its funds to develop a sales and marketing infrastructure and a key physician information program. The Company believes it will need to continue to raise funds to finance the full rate production of its ECG System. Additionally, the Company plans to invest in other medical applications of its technology. The first such application being, the monitoring of brain waves to aide in the treatment of neurological diseases.

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

                          PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     None.

ITEM 2.  Changes in Securities.

     During July 2003, the Company sold 75,075 units to four accredited investors at $3.00 per unit in cash. Each unit consisted of one share of common stock and one warrant. Each warrant is exercisable at $3.00 until May 14, 2004. Upon exercise of the warrants each investor will receive one share of common stock and an additional warrant to purchase one share of common stock at $6.00 per share until November 15, 2004. The Company relied on the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The investors received a disclosure document and they executed a Subscription Application and a Common Stock Purchase Agreement in which they represented that they were acquiring the units for investment purposes. The certificates for the warrants and the shares contain restrictive legends.

     During September 2003, the Company issued 305,000 restricted shares of common stock to three persons pursuant to cashless exercise provisions of common stock purchase warrants held by such persons. The persons who exercised the warrants were accredited investors. The Company relied on
Section 4(2) of the Securities Act of 1933, as amended. The appropriate restrictive legend was placed on the certificates and stop transfer instructions were issued to the transfer agent.

     On July 17, 2003 the Company issued to Maxim Group LLC a warrant to purchase 100,000 restricted shares of the Company's common stock pursuant to an investment banking agreement. The warrants have a five year term and are exercisable at a price of $4.92 per share. The Company relied on Section 4(2) of the Securities Act of 1933, as amended.

     During March 2003, the Company issued to a consultant a warrant to purchase 21,000 shares of the Company's common stock at an exercise price of $.81 per share as payment for services rendered by the consultant. During August 2003, the Company also issued a total of 23,501 warrants to two shareholders as consideration for their agreement to a partial lockup of shares they own. The warrants have an exercise price of $3.29. During September 2003, the Company issued to a consultant a warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $3.19 as payment for services rendered by the consultant. The Company relied on
Section 4(2) of the Securities Act of 1933, as amended.

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


         31.1     Certification of Chief       Filed herewith
                  Executive Officer Pursuant   electronically
                  to Section 302 of the
                  Sarbanes-Oxley Act of 2002

         31.2     Certification of Chief       Filed herewith
                  Financial Officer Pursuant   electronically
                  to Section 302 of the
                  Sarbanes-Oxley Act of 2002

         32.1     Certification of Chief       Filed herewith
                  Executive Officer and        electronically
                  Pursuant to Section 302
                  of the Sarbanes-Oxley
                  Act of 2002

         32.2     Certification of Chief       Filed herewith
                  Financial Officer and        electronically
                  Pursuant to Section 302
                  of the Sarbanes-Oxley
                  Act of 2002


     b.  Reports on Form 8-K.

         None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RECOM MANAGED SYSTEMS, INC.


Date: November 13, 2003             By:/s/Marvin H. Fink
                                        Marvin H. Fink, Chief Executive
                                        Officer


Date: November 13, 2003             By:/s/ Charles E. McGill
                                        Charles E. McGill, Chief Financial
                                        Officer