Form 10KSB
period 2003-12-31
RECOM MANAGED SYSTEMS INC DE/
filed 2004-02-10
CIK 810365

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10–KSB
_________________

|X|	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

|_|	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission file number: ___________

RECOM MANAGED SYSTEMS, INC.
(Exact name of small business issuer in its charter)

Delaware	87-0441351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4705 Laurel Canyon Boulevard, Suite 203
Studio City, California 91607
(818) 432-4560
(Address of principal executive offices) (Zip code) (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES |X|   NO |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: |X|

The issuer’s revenues for its most recent fiscal year was $0.

The aggregate market value of the issuer’s voting and non-voting common equity held by the issuer’s non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days, was $26,325,696 as of February 9, 2004.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court during the past five years: YES |X|   NO |_|

The number of shares outstanding of each of the issuer’s classes of stock as of as of February 5, 2004, the latest practicable date, was 32,993,912 common shares and 1,792,921 series ‘A’ convertible preferred shares.

Documents Incorporated By Reference

The issuer has not incorporated by reference into this annual report: (1) any annual report to the issuer’s securities holders, (2) any proxy or information statement, or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act.

-ii-

-iii-

NOTE RELATING TO STOCK SPLIT

     On April 11, 2003, we effected a split in our common shares on a 3:1 forward basis through the mechanism of a stock dividend. Whenever we make any reference in this annual report to the grant or issuance of common shares or options or warrants to purchase common shares, such reference shall, for comparison purposes, be made in reference to post-split numbers and, in the case of options and warrants, exercise prices, unless we state otherwise.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In this annual report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “will be”, “will continue”, “will likely result”, and similar expressions. When reading any forward looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:

  the success of our research and development activities, the development of a viable commercial production model, and the speed with which regulatory authorizations and product launches may be achieved;

  whether or not a market for our products develops and, if a market develops, the pace at which it develops;

  our ability to successfully sell our products if a market develops;

  our ability to attract the qualified personnel necessary to implement our growth strategies,

  our ability to develop sales, marketing and distribution capabilities;

  our ability to obtain reimbursement from third party payers for the products that we sell;

  the accuracy of our estimates and projections;

  our ability to fund our short-term and long-term financing needs;

  changes in our business plan and corporate strategies; and

  other risks and uncertainties discussed in greater detail in the sections of this annual report, including those captioned “Uncertainties And Risk Factors That May Affect Our Future Results And Financial Condition” and “Plan of Operation”.

     Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this annual report as well as other pubic reports filed with the United States Securities and Exchange Commission (the “SEC”). You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this annual report to reflect new events or circumstances unless and to the extent required by applicable law.

-iv-

BUSINESS

Overview

     Recom is a development stage medical device company focused on researching, developing and marketing heart (cardiac) monitors and other diagnostic medical devices which monitor and measure the body’s physiological signals in order to detect and prevent medical complications and diseases that impact an individual’s health. Our products will operate using a proprietary patented “amplification” technology which enables them to more accurately discriminate physiological signals from ambient electromagnetic background noise than existing amplification technologies.

     We are currently developing our first product, a non-invasive ambulatory heart monitor, and have submitted the “front-end” or hardware portion of our monitor, which collects, processes and records data, to the U.S. Food and Drug Administration (“FDA”) for marketing approval. We received FDA approval to market this portion of our monitor in the United States on January 28, 2004. We are currently developing the “back-end” or software portion of our monitor, which allows the management and interpretation of the data, and for which FDA approval is not generally required. We anticipate that we will complete a production model of our heart monitor, including both back-end and front-end functions, within two years, and will have also commenced commercial marketing efforts by the end of that period.

Corporate History

     We were originally incorporated in Delaware on January 19, 1987. We had no specific business purpose on the date of incorporation and were inactive until October 30, 1998. On that date, we completed a reverse acquisition with J2 Technologies LLC and changed our name to Recom Managed Systems, Inc. Subsequent to the reverse acquisition, we engaged in the business of developing, servicing and managing commercial computer networks both on-site and remotely.

     On June 26, 2000, we filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. Our plan of reorganization was confirmed by the Bankruptcy Court and the confirmation order became final on November 7, 2000. Subsequent to declaring bankruptcy, we ceased our business operations. The plan of reorganization provided for a total discharge of the company and our officers and directors from all pre-petition debts, expenses and legal causes of action which may have existed on or before the filing of the bankruptcy. The plan further provided for the consolidation of all previously issued common shares, and the issuance of additional common shares to various creditors of the company. As of December 31, 2000, following full implementation of the plan, there were 4,139,784 common shares (1,379,928 shares pre-split) issued and outstanding.

     On September 19, 2002, we acquired certain know how, trade secrets and other proprietary intellectual property rights relating to the development of biomedical signal amplification equipment and technology, referred to in this annual report as the “Signal Technologies”, from ARC Finance Group, LLC in exchange for 23,400,000 common shares (7,800,000 shares pre-split). The shares represented approximately 85% of our issued and outstanding common shares. We valued the Signal Technologies at $78,023 for financial accounting purposes. The principal component of the Signal Technologies is a patented “amplification” technology which was originally invented by Dr. Budimir S. Drakulic. The underlying patent covers methods of discriminating different biomedical signals from a background of ambient noise. Also included in the Signal Technologies was an assignment of a license agreement dated December 9, 1993 between Dr. Drakulic and Teledyne Electronic Technologies pursuant to which Dr. Drakulic granted a limited license to use an early version of the amplification technology to analyze signals produced by the brain (EEG) in an effort to understand a patient’s sleep patterns. Additional components of the Signal Technologies include methods to automatically and remotely provide and evaluate the signals over the telephone, the Internet, or other wireless transmissions systems. Concurrent with our acquisition of the Signal Technologies, we obtained Dr. Drakulic’s services as our Vice President and Chief Technology Officer to lead our product development efforts.

     On April 15, 2003, we completed a three for one forward stock split, resulting in a total of 31,510,848 common shares being outstanding as of that date.

Our Products And Services

     We have recently completed development of the “front-end” or hardware portion of our initial product, a non-invasive heart monitor for ambulatory (freely-moving) patients which we anticipate will enable physicians to accurately monitor, in real-time, changes in the patient’s physiological signals and assist in the detection of heart disease through the conduct of electrocardiogram tests, commonly known as ECGs or EKGs. This portion of our product principally consists of the data collection, processing and recording functions of the heart monitor utilizing, in part, our amplification technology. Our front-end hardware as presently designed will record up to 48 hours of data from each of its twelve leads. We submitted this portion of our heart monitor product to the FDA for approval on September 12, 2003, and received FDA clearance to market it within the United States on January 28, 2003.

     We continue to develop the “back-end” or software portion of our heart monitor, which can be best described as the data management and interpretation functions of the heart monitor device, which will allow the physician to analyze the data collected and processed by the “front-end” hardware. Much of the software used for the back-end functions can be readily acquired off the shelf and then modified to meet our needs. As of this date, we do not anticipate that we will need to submit any of the back-end software to the FDA for approval. Once we have completed these steps, we must design and engineer a “production” model for mass manufacturing which will be durable, reliable and maintenance-free, and competitively priced. We anticipate that we will complete a production model of our heart monitor, including both back-end and front-end functions, within two years, and will have also commenced commercial marketing efforts by the end of that period.

     We are also developing an enhanced version of our first heart monitor. Our long term goal is to transmit the signal electronically, in real time, to a specially designed website that we will host and that the patient’s physician can access.

     We are also developing algorithms for use with our heart monitor, to facilitate the electronic recognition and categorization of different physiological signals and their correlation to different heart diseases. The algorithms will compare the user’s ECG to a known database of ECG anomalies and to the user’s historical “baseline” ECG data in order to assist the physician with his or her diagnosis.

     Our amplification technology is also extremely effective when used for other biomedical signals such as electroencephalogram or EEG tests used to measure neurological (brain) responses. Indeed, as discussed below, the technology was originally developed for this purpose. We intend in the future to devote a portion of our development activities to EEG-related applications of our technology, such as Alzheimer’s and other neurological diseases.

Description Of Heart Monitors And ECGs

     A heart monitor is a device used to collect and record data when conducting ECG tests to detect and identify heart disease. An ECG gives the physician important information about the heart. For example, it can show the heart’s rate and rhythm. It can also detect decreased blood flow (cardiac ischemia), enlargement (hypertrophy) of the heart and the presence of either current or past heart attacks. When an ECG test is conducted, the physiological signals from the patient’s heart are collected through ten electrodes (“12 leads”) attached to the patient’s arms, chest and legs. These signals are then amplified and recorded in the form of a series of wavy lines that can be either displayed on a screen or printed on paper for review by the physician or a medical technician. Any irregularity in the heart rhythm or damage or stress to the heart muscle will show up as a deviation from the normal waveform. Most ECGs today are given either under emergency circumstances when an individual complains of symptoms typically associated with heart disease (i.e. chest pains, shortness of breath, heart palpitations), or every year or so for older patients as part of their annual physicals.

     While most ECG tests are conducted at the physician’s office or a hospital, physicians are aware that some types of heart disease may only become apparent when the patient is subject to the stresses of normal day-to-day activities, and are further aware that other conditions such as episodic heart-beat irregularities only become apparent as the result of longer term monitoring which is otherwise impractical or unduly expensive to conduct on a clinical basis. For this reason the medical device industry has created a number of ambulatory or “holter” monitors which allow the patient’s heart to be continuously monitored over a period of hours or days, while the patient carries out his or her daily activities away from the physicians’ office or hospital. Unfortunately, as discussed below, these ambulatory devices have limited effectiveness due to the susceptibility of the device to artifact or “noise”.

Product Advantages

     As previously noted, ECGs monitor electronic activity generated by the heart, and physiological irregularities are more likely to be detected while the patient is in an ambulatory environment. Detection and isolation of ambulatory ECG signals are difficult due to the significant interference from electromagnetic fields found in the environment, including those generated by appliances and machines. This interference results in artifacts or “noise” that interfere with the ability of current ECG monitoring devices to accurately record a high quality signal in an ambulatory environment. Cardiologists attempt to address the issue of noise by having the patient remain as still as possible while a reading is taken (that is why 12-lead ECGs are normally taken in the hospital or in physician offices) or by reducing the sensitivity of the monitoring. Reducing the sensitivity of the signal, however, results in a loss of both signal quality and the ability to read certain signal intricacies. The noise problem is compounded when a patient uses an ambulatory ECG monitor due to the physician’s inability to control the patient’s movement and electromagnetic interference from the surrounding environment.

     Our patented amplification technology was originally developed by Dr. Drakulic to address the noise issue in response to the requirements of the United States Air Force. In an effort to explore ways to accurately and objectively monitor pilot performance, the Air Force wanted to record a pilot’s neurological (brain) responses, consisting of tiny electrical impulses, to different tasks and stresses occurring in-flight using an electroencephalogram or EEG test. However, the Air Force found that the neurological signal monitoring equipment then available were not able to accurately monitor EEG in an electromagnetically charged environment such as the cockpit of a fighter jet or a B-52 bomber. In 1992 the United States Air Force selected Dr. Drakulic to lead the effort to develop a device to solve the monitoring problem. This effort ultimately resulted in the creation by Dr. Drakulic in 1994 of his first-generation amplifier, and its use by the Air Force to monitor pilot EEG signals. This model is currently used by the National Institute of Health as well as companies such as Titan Systems and Teledyne, Inc. for purposes of monitoring different neurological biomedical signals.

     Dr. Drakulic has since enhanced signal processing technology and adopted it for heart monitors. These enhancements have resulted in Recom filing three additional patents covering different aspects of 24/7, 12-lead ECG monitoring technology.

     The amplification technology also affords several other valuable product advantages relating to the quality of its signals. First, ambulatory heart monitors currently on the market only have three leads with limited bandwidth. Due to the ability of our amplification technology to eliminate noise and increase signal quality, we can increase the bandwidth on our ambulatory device to be comparable with the signal derived from stationary clinical devices without material interference.

     Further, due to the clarity and consistency of the physiological signal, as well as the design of the amplification technology, we are able to develop algorithms for use with our heart monitor which will enable us to process the signal and correlate it to signals associated with different cardiac diseases or conditions, which we believe will prove to be a valuable tool for physicians. We do not know of any monitors currently on the market that have this latter ability.

Market For Heart Monitor Products

     Cardiovascular disease is the leading cause of death in the industrialized world. Heart disease and stroke, the principal components of cardiovascular disease, claim more lives each year than the next five leading causes of death combined. In the United States alone, approximately 61,800,000 people suffer from one or more types of cardiovascular disease each year. These diseases claimed approximately 950,000 lives in the United States in 1999. Approximately one-sixth of all people in the United States killed by cardiovascular disease are under the age of 65. The American Heart Association estimated that in 2002 the direct and indirect healthcare cost of cardiovascular disease in the United States equaled $351.8 billion. The Center for Disease Control has stated that, if all forms of major cardiovascular disease were eliminated, life expectancy would rise by almost 7 years while, in comparison, if all forms of cancer were eliminated, the gain in life expectancy would only be 3 years.

     According to the American Heart Association, patients who have suffered heart attacks number 7.3 million, congestive heart failure 4.7 million, arrhythmia 2.0 million and angina 6.4 million. Patients with any of these health problems would probably benefit in some manner from improved heart monitoring.

Marketing And Distribution Strategy

     Our current plans are to license our heart monitor technologies for stationary heart monitor applications to established medical-device manufacturers and distributors, who will most likely incorporate them into their own products. In the case of the market for ambulatory heart monitors, we anticipate that we will delegate most of our sales, marketing and distribution activities to third party medical-device marketing and distribution companies on a regional basis, while creating a small internal sales, marketing and distribution staff to monitor and manage those activities and to directly market and distribute our products to doctors, hospitals and distributors on a selected basis. We will also probably explore joint venture relationships.

Product Evolution Strategy

     As previously discussed, the use of heart monitors today are usually given either under emergency circumstances when a physician suspects a heart attack, or every year or so for older patients as part of their physicals. In the latter case as also addressed above, episodic heart-beat irregularities and certain other heart diseases and conditions may not be identified by the ECGs under clinical conditions. With the product advantages afforded to our device, particularly in an ambulatory setting, we believe that our heart monitor can be used to create a more efficacious continuous preventive monitoring program. Specifically, we believe that individuals could periodically use the device to not only measure their heart functions, but to create a “baseline” of historical data relating to their individualized signals using the algorithmic programs we are developing. The physician can then not only compare these signals and baseline with our known database of ECG anomalies, but identify fluctuations from the individual’s unique baseline. To support this theory, our scientists are currently undertaking focused research studies to categorize physiological baselines and their correlation to disease. If we can verify that deviations from a patient’s baseline can serve as a marker of disease or life-threatening conditions, these events could be treated earlier, thereby resulting in decreased medical expenses, reduced hospitalization and fewer incidences of death and disability.

Manufacturing Capacity

     We currently fabricate our heart monitors either in-house or through engineering consultants. Given the limitations in our internal manufacturing capability, we anticipate that we will rely upon third party contract manufacturers or joint-venture partners to satisfy future production requirements when we are able to introduce our products to market. Most of the components of our products are standard parts which will be available from multiple supply sources at competitive prices.

Regulatory Overview

     The Medical Device Amendments of 1976 (the “Medical Device Act”), a section of the Federal Food, Drug & Cosmetic Act, establishes complex procedures for compliance based upon FDA regulations that designate devices as Class I (general controls, such as compliance with labeling and record-keeping requirements), Class II (performance standards in addition to general controls) or Class III (pre-market approval application before commercial marketing).

     A medical device that is substantially equivalent to a directly related medical device previously in commerce may be eligible for the FDA’s abbreviated pre-market notification “510(k) review” process. FDA 510(k) clearance is a “grandfather” process. As such, FDA clearance does not imply that the safety, reliability and effectiveness of the medical device has been approved or validated by the FDA, but merely means that the medical device is substantially equivalent to a previously cleared commercially-related medical device. The review period and FDA determination as to substantial equivalence should be made within 90 days of submission of a 510(k) application, unless additional information or clarification or clinical studies are requested or required by the FDA. As a practical matter, the review process and FDA determination often take significantly longer than 90 days.

     Our heart monitor is a Class II product. In September 2003, we submitted an application to the FDA for the “front-end” or data collection, processing and recording functions of our monitor on form 510(k), and received FDA approval to market this portion of the device in the United States on January 28, 2004. We are currently developing the “back-end” or software portion of our monitor, which allows the management and interpretation of the data, and for which FDA approval generally is not required.

Patents And Licenses

     We hold patent number 5,678,559 issued by the United States Patent and Trademark Office for our core technology, our amplification device. This patent, which was assigned to us by ARC Finance Group as part of our acquisition of the Signal Technologies, expires on October 21, 2014. We also hold three patent applications filed with that office, numbers 10/293,105, 10/611,696 and 10/664,711 filed on November 13, 2002, July 1, 2003 and September 17, 2003, respectively. Each of these patent applications cover technologies that will enhance our heart monitor. Dr. Drakulic is the inventor named in our core patent and each of the patent applications.

     Also included in the Signal Technologies was an assignment of a license agreement dated December 9, 1993 between Dr. Drakulic and Teledyne Electronic Technologies, pursuant to which Dr. Drakulic granted a limited license to use an early version of the amplification technology to analyze signals produced by the brain (EEG) in an effort to understand a patient’s sleep patterns. We do not expect to earn significant revenues from this license. This license will not prevent Recom from competing in the broader market for EEG amplification products.

Competition

     Because we do not yet have a saleable product, we have no competitive presence in the medical monitoring device market. Even if our heart monitor is approved for sale, we do not expect to establish a competitive presence in this market for several years, if at all. There are numerous suppliers of heart monitoring products, all of which have established products and methods of distribution as well as more money than we do. We may never be able to compete successfully in this or any other medical device market.

Costs And Effects Of Compliance With Environmental Laws

     There are no special or unusual environmental laws or regulations that will require us to make material expenditures or that can be expected to materially impact on the operation of our business.

Employees

     We currently have seven full-time employees, and engage the services of eight engineering, marketing and financial consultants on a part-time basis. None of our employees is represented by a labor union and we consider our relationships with our employees to be good.

UNCERTAINTIES AND RISK FACTORS THAT MAY
AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

     We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this annual report, may adversely affect our business, operating results and financial condition. The uncertainties and risks enumerated below as well as those presented elsewhere in this annual report should be considered carefully in evaluating our company and our business and the value of our securities.

Risks Relating To Our Business

     As a recently formed company with a limited operating history, we are subject to all the risks and issues inherent in the establishment and expansion of a new business enterprise. Our failure to address these risks and issues will adversely affect our business and the value of your investment.

     We have a limited operating history and have not to date finalized development of or introduced our heart monitoring products commercially to the markets or entered into any binding contracts to do so. We are, as a consequence, subject to all the risks and issues inherent in the establishment and expansion of a new business enterprise. Our failure to successfully address these risks would adversely affect our ability to introduce our products into the market and to compete, with consequential delays in our ability to generate revenues and profits, and raise additional working capital. Our activities through the date of this annual report have been limited to developing our business plan, establishing administrative offices, engaging administrative and research and development personnel, developing the “front-end” or hardware portion of our heart monitor device and submitting it to the FDA for marketing approval, and continuing development on the “back-end” or software portion of our device. Risks and issues inherent in the establishment and expansion of a new business enterprise which we face include, among others, problems of entering new markets, marketing new technologies, hiring and training personnel, acquiring reliable facilities and equipment, and implementing operational controls. In general, development stage companies are subject to risks and or levels of risk that are often greater than those encountered by companies with established operations and relationships. Development stage companies often require significant capital from sources other than operations. The management and employees of a startup business shoulder the burdens of the business operations and a workload associated with company growth and capitalization that is disproportionately greater than that for an established business. Our limited operating history makes it difficult, if not impossible, to predict future operating results. We cannot give you any assurance that we will successfully address these risks.

     We have accumulated losses since our inception. Our continued inability to generate revenues and profits will adversely affect our business and the value of your investment.

     We are a development stage company since we have not commenced commercial sales of our products to date and have no revenues. Our failure to generate revenues and ultimately profits would, in the shorter-term, adversely affect our ability to introduce our heart monitor products into the market and to compete, with consequential delays in our ability to generate revenues and profits and raise additional working capital and, in the longer-term, force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company. We do not anticipate that we will generate revenues for at least two years at the earliest. We have, as a result of our lack of revenues, incurred operating losses in the amount of $7,455,599 from our inception through December 31, 2003, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future, despite any revenues we may receive in the short-term, due to the significant costs associated with the development and marketing of our products and services. We cannot give you any assurance that we will generate revenues or profits in the near future or at all.

     We currently expect a working capital deficit in approximately two years. Our inability to raise additional working capital funds to cover this deficit until such time as we have sufficient revenues will adversely affect our business and the value of your investment.

     Based upon our current projections, we have sufficient working capital to fund our projected operating costs for approximately two years, although this coverage could be less than two years as the result of changes in our business plans, anticipated level of operations and higher than expected costs. We do not expect to receive revenues for at least two years, meaning that we will need to raise additional capital to cover any shortfall. We have no current arrangements for obtaining this additional capital, and will seek to raise it in one or more increments through contract advances, public or private sales of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. We cannot give you any assurance that we will be able to secure the additional capital we require to continue our operations at all, or on terms which will not be objectionable to our company or our shareholders, including substantial dilution or the sale or licensing of our technologies. Our inability to raise sufficient additional working capital to carry us beyond that two year period pending receipt of meaningful revenues would likely force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

     Our heart monitor products and technologies might not successfully compete with established products and technologies which have already achieved market acceptance. Our inability to successfully compete will adversely affect our business and the value of your investment.

     The market for heart monitoring devices is intensely competitive and characterized by rapidly changing technology, evolving industry standards, price competition and frequent new product introductions. There are no substantial barriers to entry, and we expect that competition will continue to intensify. Most of our existing competitors have greater financial, technical, product development, marketing, and other resources than we do. These organizations may be better known and are likely to have more customers, money, products and systems than we have now or will have in the near future. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than we are presently able to. Our ability to compete will ultimately depend on many variables, including the efficacy, performance and attributes of our products; the ability to obtain necessary regulatory approvals to commercially market our products; the effectiveness of our marketing, sales and distribution efforts, including educating potential customers as to the distinctive characteristics and benefits of our products; our ability to meet manufacturing and delivery schedules; and our ability to price our products competitively. We cannot give you any assurance that we will be able to compete successfully in our markets, or that competitive factors we face will not have a material adverse effect on our business, operating results and financial condition. The failure of our heart monitor products to achieve and then sustain market acceptance would likely force us to suspend our operations, liquidate our assets, and wind-up and dissolve our company.

     Our products are regulated by the FDA and, in the worldwide market, government agencies like the FDA. We may be unsuccessful in obtaining regulatory approvals for our products, even though we may invest a significant amount of time and money into seeking such approvals. Our failure to receive the regulatory approvals we need to sell our products will adversely affect our business and the value of your investment.

     The manufacture, sale, promotion and marketing of our heart monitor products and other products we intend to develop are subject to regulation by the FDA and similar government regulatory bodies in other countries. As we develop or obtain new products we will be required to determine what regulatory requirements, if any, we must comply with in order to market and sell our products in the United States and worldwide. The process of obtaining regulatory approval could take years and be very costly, if approval can be obtained at all. If we fail to comply with these requirements, we could be subjected to enforcement actions such as an injunction to stop us from marketing the product at issue or a possible seizure of our assets. We intend to work diligently to assure compliance with all applicable regulations that impact our business. We cannot assure you, however, that we will be able to obtain regulatory approval for all of our products or that, in the future, additional regulations will not be enacted which might adversely impact our operations. In either case, our revenues and operating results could be adversely effected and the value of your investment may decline.

     Since we will focus on only one product line to date, heart monitors, we will not have the ability to rely upon other product lines in the event of our inability to successfully compete in the heart monitor market. Our inability to reduce our risk by diversifying into other product lines or businesses will adversely affect our business and the value of your investment.

     The only business opportunities we are presently pursuing are the heart monitor (ECG) market and, later, the neurological brain scan (EEG) markets. We do not presently intend to engage in other businesses, although we may eventually branch out by either acquisition or development into markets for other medical devices once we have successfully introduced our initial heart monitor products to market. Accordingly, our success will depend entirely upon the success of our single anticipated product line. We will not have the benefit of reducing risk by diversifying our business and funds among a portfolio of businesses, properties, investments or other income producing assets.

     Our customers may not be able to receive third party reimbursement for our future products. If our customers are not reimbursed by third party payors, such as private health insurers, it is not likely that they will use our products. The inability of our customers to receive third party reimbursements for our products may adversely affect our business and the value of your investment.

     We intend to sell our heart monitoring device to individual patients and doctors who will seek reimbursement from various third party payers, including government health programs, private health insurance plans, managed care organizations and other similar programs. We cannot assure you that reimbursement will be available from third party payers or, if available, that the reimbursement policies of the third party payers will not adversely affect our ability to sell our product profitably. If our customers are not reimbursed by third party payers or if the reimbursement by third party payers is too low, our business may be adversely affected and the value of your investment will decline.

     We currently have no internal sales, marketing and distribution capabilities. Our inability to develop our sales, marketing and distribution capabilities either internally or through licensees, strategic partners or third party marketing and distribution companies will adversely affect our business and the value of your investment.

     We currently have no internal sales, marketing and distribution capabilities, and will likely be forced to rely extensively on third-party licensees, strategic partners or third party marketing and distribution companies. Our failure to generate substantial sales through any third-party arrangements we procure or to otherwise develop our own internal sales, marketing and distribution capabilities would, in the shorter-term, adversely affect our ability to introduce our products into the market and to compete, with consequential delays in our ability to generate revenues and profits and to raise additional working capital; and in the longer-term, force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

     As a consequence of our prospective reliance upon third-party licensees, strategic partners or third party marketing and distribution partners, our ability to effectively market and distribute our products will be dependent in large part on the strength and financial condition of others, the expertise and relationships of those third-parties with customers, and the interest of those parties in selling and marketing our products. Prospective third-party licensees, strategic partners and marketing and distribution parties may also market and distribute the products of other companies. If our relationships with any third-party licensees, strategic partners or marketing and distribution partners were to terminate, we would need to either develop alternative relationships or develop our own internal sales and marketing forces to continue to sell our products. Even if we are able to develop our internal sales, marketing and distribution capabilities, these efforts would require significant cash and other resources that would be diverted from other uses, if available at all, and could cause delays or interruptions in our product supply to customers, which could result in the loss of significant sales or customers. We can give you no assurance that we will be successful in our efforts to engage licensees, strategic partners or third party marketing and distribution companies to meet our sales, marketing and distribution requirements.

     We currently have no internal manufacturing capability. The failure of our licensees, strategic partners or third party suppliers to satisfy our manufacturing requirements will adversely affect our ability to introduce our products to the market, which will adversely affect our business and the value of your investment.

     We currently have no internal manufacturing capability, and will likely be forced to rely extensively on licensees, strategic partners or third party contract manufacturers or suppliers. A delay or interruption in the supply of components or finished products would, in the shorter-term, adversely affect our ability to introduce our products into the market and to compete, with consequential delays in our ability to generate revenues and profits and to raise additional working capital; and in the longer-term, force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company. Should we be forced to manufacture our products, we cannot give you any assurance that we will be able to develop an internal manufacturing capability or procure third party suppliers. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers we procure will be able to supply our product in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

     We are dependent for our success on a few officers. Our inability to retain those officers will adversely affect our business and the value of your investment.

     Our success depends to a significant extent on the continued efforts of services of our Chief Executive Officer, Mr. Marvin H. Fink, and our Vice President and Chief Technology Officer, Dr. Budamir S. Drakulic. The loss of any of these personnel could, in the shorter-term, adversely affect our ability to introduce our products into the market and to compete, with consequential delays in our ability to generate revenues and profits and to raise additional working capital; and in the longer-term, if not satisfactorily replaced, force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company. Although Mr. Fink has signed an employment agreement and Dr. Drakulic is employed as a consultant under a loan-out agreement, we cannot give you any assurance that one or more of these employees will not leave our company. We maintain key man life insurance policies in the amount of $1 million with respect to Mr. Fink and $3 million with respect to Dr. Drakulic.

     Our inability to attract qualified engineering, managerial, sales and marketing and administrative personnel required to implement our growth strategies will adversely affect our business and the value of your investment.

     Our ability to implement our growth strategies will be dependent upon our continuing ability to attract and retain highly qualified engineering, managerial, sales and marketing and administrative personnel. Our inability to attract and retain the necessary personnel would impede our growth. Competition for the type of personnel we require is intense and we cannot give you any assurance that we will be able to retain our key managerial and technical employees, or that we will be able to attract and retain additional highly qualified managerial and technical personnel in the future.

     Our inability to effectively manage our growth will adversely affect our business and the value of your investment.

     Our success will depend upon the rapid expansion of our business. Our inability to effectively manage our growth, or the failure of our new personnel to achieve anticipated performance levels, would adversely affect our ability to introduce our products into the market and to compete, with consequential delays in our ability to generate revenues and profits and to raise additional working capital. Expansion will place a significant strain on our financial, management and other resources, and will require us, among other things, to change, expand and improve our operating, managerial and financial systems and controls; improve the coordination between our various corporate functions; and hire additional engineering, sales and marketing, customer service and managerial personnel. We cannot give you any assurance that our efforts to hire or retain these personnel will be successful, or that we will be able to manage the expansion of our business effectively.

     Our inability to protect our patents and proprietary rights will adversely affect our business and the value of your investment.

     Our ability to compete effectively will be materially dependent upon the proprietary nature of our designs, processes, technologies and materials. The invalidation or circumvention of key patents or proprietary rights which we own or license would likely force us to suspend our operations, liquidate our assets, and wind-up and dissolve our company.

     Although we protect our proprietary property, technologies and processes through a combination of patent law, trade secrets and non-disclosure agreements, we cannot give you any assurance that these measures will prove to be effective. For example, in the case of patents, we cannot give you any assurance that our existing patents will not be invalidated, that any patents that we currently or prospectively apply for will be granted, or that any of these patents will ultimately provide significant commercial benefits. Moreover, it is possible that competing companies may circumvent any patents that we may hold by developing products which closely emulate but do not infringe our patents, and accordingly market products that compete with our products without obtaining a license from us. In addition to patented or potentially patentable designs, technologies, processes and materials, we also rely on proprietary designs, technologies, processes and know-how not eligible for patent protection. We cannot give you any assurance that our competitors will not independently develop the same or superior designs, technologies, processes and know-how as we possess.

     We believe that the international market for our products and technologies is as important as the domestic market, and we will therefore seek patent protection for our products and technologies or those of our licensors in selected foreign countries. Because of the differences in foreign patent and other laws concerning proprietary rights, our products and technologies may not receive the same degree of protection in a number of foreign countries as they would in the United States.

     We cannot give you any assurance that we will be able to successfully defend our patents and proprietary rights. We also cannot give you any assurance that we will not be required to defend against litigation involving the patents or proprietary rights of others, or that we will be able to obtain licenses for these rights. Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial.

Risks Relating To An Investment In Our Securities

     Our common shares are thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

     Our common shares are “thinly-traded” on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven development stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

     The market price for our common shares is extremely volatile, which could result in your suffering a substantial or total loss in your investment.

     The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be volatile for the indefinite future. The volatility in our share price is attributable to a number of factors.

     First, as noted above, our common shares are thinly traded. In addition, we have relatively few common shares outstanding in the “public float” since most of our shares are held by a small number of shareholders. As a consequence, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

     The volatility of our share price is further affected due to our status as a development stage company. Since we have a limited operating history and no revenues or profits to date, the market price for the common shares is more volatile than that of a seasoned issuer both because we do not have a history of sales or earnings traditionally used to determine stock prices and our viability is more in doubt.

     Finally, we will remain subject to variety of internal and external factors which generally affect the stock price of all companies. Examples of internal factors, which can generally be described as factors that are directly related to our operating performance or financial condition, would include release of reports by securities analysts and announcements we may make from time-to-time relative to our ability to enter into contracts or other arrangements, our operating performance, advances in our technology or other business developments specific to our company. Examples of external factors, which can generally be described as factors that are unrelated to the operating performance or financial condition of any particular company, include changes in interest rates and worldwide economic and market conditions and trends, as well as changes in industry conditions, such as changes in the cost of components and energy, regulatory and environment rules, announcements of technology innovations or new products by other companies, and quarterly fluctuation in our or in our competitors’ operating results. In this regard we note that changes in the market price of our common shares may have no connection with our operating results, financial condition or prospects. Further, declines in our stock price may be exacerbated in periods where the general market is rapidly declining due to, among other things, our lack of liquidity as discussed above. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, or as to what effect, if any, that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

     We have issued a large number of common share purchase options and warrants. The sale of common shares on the public market to finance their exercise or pay associated income taxes could substantially depress the prevailing market prices for our shares.

     There are currently outstanding common share purchase options and warrants entitling the holders to purchase 5,328,396 common shares, including a number granted to directors, officers, employees and consultants that are subject to vesting conditions. It is likely that a number of the holders of these options and warrants will sell common shares in tandem with their exercise of these securities to finance that exercise. Further, it is likely that a number of the holders of these options and warrants who have received these securities as compensation and will therefore be subject to taxation on their exercise of those securities will also sell common shares in tandem with that exercise in order to cover that income tax liability. Sales of substantial amounts of common shares on the public market to finance these exercises or to pay income taxes, or the perception that substantial sales could occur as these options and warrants become vested and exercisable, could substantially depress the prevailing market prices for our shares.

We are subject to the penny stock rules and these rules may adversely effect trading in our common shares.

     Our common shares are considered a “low-priced” security under rules promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will likely be a decrease in the willingness of broker-dealers to make a market in our common shares, decreased liquidity of our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

     Our right to issue additional capital stock at any time could have an adverse effect on your proportionate ownership and voting rights.

     We are entitled under our Certificate of Incorporation to issue up to 100,000,000 common shares and 10,000,000 “blank check” preferred shares having such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. If you are a common shareholder, your proportionate ownership and voting rights could be adversely effected by the issuance of additional common or preferred shares, or options or warrants to purchase those shares, including a substantial dilution in your proportionate ownership and voting rights. We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time. The issuance of preferred shares may also have the effect of delaying, deferring or preventing a change in control of the company.

     A single shareholder currently beneficially owns the majority of our outstanding common shares. This means that that shareholder will be able to control our company by electing a majority of the members of our board of directors.

     Ms. Tracey Hampton beneficially owns, through ARC Finance Group, LLC, approximately 69.6% of our outstanding common shares. As a consequence, Ms. Hampton will retain the ability to elect a majority of our board of directors, and thereby control our management. Ms. Hampton also has the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. This concentration of ownership may have the effect of delaying or preventing a change of control, even if a change of control would benefit our other shareholders.

PROPERTIES

     Our executive offices are located at 4705 Laurel Canyon Boulevard, Suite 203, Studio City, California. These facilities, consisting of approximately 3,550 square feet and encompassing four suites including our administrative offices and research and development/laboratory facilities, are leased through August 30, 2005. We pay approximately $8,100 per month in base rent for these facilities, which we believe reflected market value on the date the lease was executed, and are also required to pay our share of any increase in operating expenses after August 2002. Operating expenses include expenses for maintenance of common areas, heating, air conditioning, plumbing, trash disposal, janitorial and security services and other like expenses. The leased premises are in good condition and we believe they will be suitable for our purposes for at least twelve months.

LEGAL PROCEEDINGS

     As of the date of this annual report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, or to our knowledge any proceeding of this nature which are being contemplated or threatened; and to our knowledge, no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of our security holders during our fourth quarter ended December 31, 2003.

MARKET PRICE OF AND DIVIDENDS ON OUR COMMON SHARES
AND RELATED STOCKHOLDER MATTERS

Description Of Market

     Our common shares are currently quoted on the OTCBB under the symbol “RECM.” The following table sets forth the quarterly high and low bid prices for our common shares on the OTCBB for the periods indicated. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions. The prices have been adjusted to reflect a 3 for 1 stock split that was effective on April 11, 2003.

			Bid Price

Period	Volume	High	Low

2003:
Fourth Quarter	3,808,295	$5.15	$2.70
Third Quarter	3,683,800	5.55	3.24
Second Quarter	2,494,700	4.20	1.98
First Quarter	1,464,600	2.30	0.88

2002:
Fourth Quarter	1,264,800	$3.97	$0.08
Third Quarter	0	0.08	0.07
Second Quarter	0	0.07	0.05
First Quarter	1,500	0.33	0.33

     On February 5, 2004, the last reported closing price for our common shares as reported on the OTCBB was $3.70 per share.

     A shareholders’ list provided by our transfer agent showed 317 registered shareholders and 32,993,912 common shares outstanding as of February 5, 2004. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividend Policy

     We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time.

Recent Sales Of Unregistered Securities

     Rule 506

     During fiscal 2003, we sold or issued the following securities not registered under the Securities Act of 1933 (the “Securities Act”) by reason of the exemption afforded under SEC Rule 506 promulgated under Regulation D:

  On February 5, 2003, pursuant to a director’s compensation plan adopted by our board of directors on that date, we issued to each of our five directors as of that date, including Messrs. Fink and Roston and Dr. Robert Koblin, options to purchase 150,000 common shares at $0.88 per share (50,000 shares at $2.65 per share pre-split) under our 2002 Stock Plan. The options are fully vested and lapse, if unexercised, on February 4, 2008. For further information relating to these transactions, see that section of this annual report captioned “Management—Board Compensation”.

  On March 10, 2003, we issued to Dr. Budimir S. Drakulic, our Vice President and Chief Technology Officer, options to purchase 750,000 common shares at $0.95 per share (250,000 shares at $2.85 per share pre-split) under our 2002 Stock Plan. The options vest over a period of four years, and lapse if unexercised on March 9, 2008.

  On March 10, 2003, we issued to a business advisory consultant warrants to purchase 900,000 common shares post-split at $0.50 per share (300,000 shares at $1.50 per share pre-split) in connection with their provision of consulting services. The warrants were fully vested upon grant, and lapse if unexercised on March 9, 2008.

  On April 8, 2003, we sold to an investor 112,812 common shares (37,604 shares pre-split) for $100,000 in cash and $150,000 in expenses and equipment.

  On April 15, 2003, we issued to Brookstreet Securities Corporation warrants to purchase 200,000 common shares pursuant to an investment banking agreement. The warrants are exercisable in four tranches of 50,000 common shares each. The first tranche was fully vested upon grant and exercisable at $1.25 per share. The second tranche vested 90 days after issuance with an exercise price of $2.25 per share. The third tranche vested 180 days after issuance with an exercise price of $3.25 per share. The fourth tranche vested 270 days after issuance with an exercise price of $4.25 per share.

  On May 15, 2003, we completed the first tranche of a private placement pursuant to which we sold 82,667 units to three investors at $3 per unit for cash amounting to $248,000. Each unit consisted of one common share and one warrant. Each warrant is exercisable at $3 until May 14, 2004. Upon exercise of the warrants each investor will receive one common share and an additional warrant to purchase one common share at $6 per share until November 15, 2004.

  On June 6, 2003, we issued to Dr. Lowell T. Harmison, in his capacity as a director, options to purchase 50,000 common shares at $4.20 per share under our 2002 Stock Plan. These options are fully vested, and lapse if unexercised on June 5 2008. For further information relating to this transaction, see that section of this annual report captioned “Management—Board Compensation”.

  On July 17, 2003, we issued to Maxim Group, LLC warrants to purchase 100,000 common shares at $3.19 per share pursuant to an investment banking agreement. The warrants lapse if unexercised on July 16, 2008.

  On July 24, 2003, we completed the second tranche of a private placement pursuant to which we sold 75,075 units to four investors at $3.33 per unit for cash amounting to $250,000. Each unit consisted of one common share and one warrant. Each warrant is exercisable at $3.33 until July 14, 2004. Upon exercise of the warrants each investor will receive one common share and an additional warrant to purchase one common share at $6.66 per share until November 15, 2004.

  On November 1, 2003 to October 2, 2003, we completed a private placement through Maxim Group LLC pursuant to which we sold 53.7875 units to 100 investors at a price of $100,000 per unit, for gross proceeds of $5,378,750. The net proceeds of this offering, after expenses, was $4,805,965. Each unit sold consisted of 33,334 series ‘A’ preferred shares and 16,667 class ’C’ warrants. In total, we issued 1,792,921 series ‘A’ preferred shares and 896,460 class ’C’ warrants. Each series ‘A’ preferred share is convertible into one common share. Each warrant is exercisable at $3.75 for a period of four years.

  Under the terms of our agreement with Maxim Group, we were obligated to pay Maxim Group $537,875, representing an 8% commission and a 2% non-accountable expense allowance. In addition, we are obligated to issue to Maxim an agent’s warrant entitling it to purchase a number of units equal to 10% of the total units sold in this offering. Maxim has the right under the agent’s warrant to purchase a total of 179,292 units at the price of $3.60 per unit. Each unit is comprised of one series ‘A’ preferred share and one-half of a class C warrant. The agent’s warrant expires in five years to the extent unexercised.

  On November 3, 2003, we issued to Messrs. Fink and Roston, in their capacity as directors, options entitling each of them to purchase 28,000 common shares at $4.40 per share pursuant to our director’s compensation plan. The options vest over a period of one year, and lapse if unexercised on November 2, 2008. For further information relating to these transactions, see that section of this annual report captioned “Management—Board Compensation”.

     Except as stated above, no underwriting discounts or commissions were payable with respect to any of the aforesaid transactions. The offer and sale of the aforesaid securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) each of the investors was accredited; (2) the transfer of the securities were restricted by Recom in accordance with Regulation D; and (3) there were no more than 35 non-accredited investors in any transaction, after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction.

     Rule 504

     During fiscal 2003, we sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under SEC Rule 504 promulgated under Regulation D:

  On February 14, 2003 we issued to Dr. Lowell Harmison (1) fully vested options entitling him to purchase 108,000 common shares at $0.97 per share (36,000 shares at $2.91 per share pre-split), and (2) options entitling him to purchase an additional 108,000 common shares at $0.97 per share (36,000 shares at $2.91 per share pre-split) to vest over twelve quarters. These options were issued as an inducement for Dr. Harmison to provide consulting services pursuant to a consulting agreement entered into on that same date. For further information relating to this transaction, see that section of this annual report captioned “Management—Employment And Consulting Agreements With Management”.

  On March 10, 2003, we issued to a consultant warrants to purchase 21,000 common shares at $0.81 per share (7,000 shares at $2.43 per share pre-split). The warrants were fully vested, and lapse if unexercised on March 9, 2008.

  On August 5, 2003, we issued to two shareholders warrants entitling them to purchase 23,501 common shares at $3.29 per share pursuant to a voluntary partial trading restriction (lock-up) agreement entered into with each of those shareholders on that date. These warrants lapse on August 4, 2008 to the extent not exercised by the first shareholder, and February 4, 2005 to the extent not exercised by the second shareholder.

  On September 23, 2003, we issued to a current shareholder warrants to purchase 18,000 common shares at $5.29 per share pursuant to a voluntary partial trading restriction (lock-up) agreement with that shareholder entered into on that same date. These warrants lapse on March 22, 2005 to the extent not exercised.

     No underwriting discounts or commissions were payable with respect to any of the aforesaid transactions. The offer and sale of the aforesaid securities was exempt from the registration requirements of the Securities Act under Rule 504 insofar as the aggregate offering price for each such transaction did not exceed $1,000,000, after taking into consideration the aggregate offering price for all securities sold by Recom under Section 3(b) of the Securities Act within the twelve months preceding the transaction.

     Rule 701

     During fiscal 2003, we have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under SEC Rule 701 promulgated under Regulation E:

  On March 10, 2003 we issued to Mr. Charles McGill options to purchase 900,000 common shares at $0.95 per share (300,000 common shares at $2.85 per share (900,000 shares at $0.95 per share pre-split). These options were issued as an inducement for Mr. McGill to become our Chief Financial Officer pursuant to an employment agreement entered into on that same date. The options were to vest over a period of three years, and lapse if unexercised on March 24, 2008. Mr. McGill retired in November 2003, at which time 150,000 options vested and the balance lapsed.

  On March 10, 2003, we issued to an employee options to purchase 240,000 common shares at $0.95 per share (80,000 shares at $2.85 per share pre-split) under our 2002 Stock Plan. The options vest over a period of four years, and lapse if unexercised on March 9, 2008.

  On April 15, 2003, we issued to an employee options to purchase 10,000 common shares at $2.85 per share under our 2002 Stock Plan. The options vest over a period of four years, and lapse if unexercised on April 14, 2008.

  On June 2, 2003, we issued to a consultant options to purchase 108,000 common shares at $2.40 per share under our 2002 Stock Plan. The options vest over a period of four years, and lapse if unexercised on June 4, 2008.

  On July 29, 2003, we issued to an employee options to purchase 10,000 common shares at $3.19 per share under our 2002 Stock Plan. The options vest over a period of five years, and lapse if unexercised on July 28, 2008.

  On September 25, 2003, we issued to a consultant warrants to purchase 25,000 common shares at $3.19 per share under our 2002 Stock Plan. These warrants lapse on March 24, 2010 to the extent not exercised.

     No underwriting discounts or commissions were payable with respect to any of the aforesaid transactions. The issuance of the aforesaid securities were exempt from the registration requirements of the Securities Act under Rule 701 on the basis that (1) Recom was not subject to reporting under section 13 or 15(d) of the Exchange Act at the time of the transaction, (2) each transaction was evidenced by a written compensatory benefit plan, (3) each investor was a natural person providing bona fide services to the company, (4) no investor provided those services in connection with the offer or sale of securities in a capital-raising transaction, or to directly or indirectly promote or maintain a market for our securities; and (5) the aggregate sales price or amount of securities sold in reliance on Rule 701 for the past twelve months preceding the transaction did not exceed $1,000,000 and/or 15% of our outstanding common shares as reported on our last annual balance sheet after taking into consideration all securities sold by Recom under Rule 701 over the twelve months preceding the transaction.

Repurchases Of Securities

     There were no repurchases of Recom’s securities by either Recom or any affiliated purchaser of Recom within the three-month period ended December 31, 2003.

PLAN OF OPERATION

     Our plan of operation over the next two years is to complete the development of our first product, a non-invasive ambulatory heart monitor. As previously noted, we have submitted the “front-end” or hardware portion of our monitor, which collects, processes and records data, to the FDA for marketing approval, and received FDA approval to market this portion of our monitor in the United States on January 28, 2004. We are currently developing the “back-end” or software portion of our monitor, which allows the management and interpretation of the data, and for which FDA approval is not generally required. We anticipate that we will complete a production model of our heart monitor, including both back-end and front-end functions, within two years, and will have also commenced commercial marketing efforts by the end of that period.

     We have currently budgeted $3,600,000 to complete this process, including $2,300,000 to cover our projected general and administrative and marketing expenses, and $1,300,000 to cover our projected research and development, and product testing and development costs. From October 1, 2003 to November 1, 2003 we raised $5,378,750 through the sale of our securities in private placements. We currently have cash on hand of approximately $4.0 million to fund the completion of our development activities over the next two years.

     The steps we need to take to complete our research and development, product development and testing activities include the following:

  We need to finalize the remaining development work on the “front-end” portion of the device, which consists of designing the device to meet the FDA’s EC 38 and other required standards. This work does not need to be approved by the FDA, but tests have to be completed before marketing. We anticipate that we will complete this work by the end of the second quarter of 2004. We have budgeted $280,000 for this phase.

  We also need to complete the “back-end” portion of the device. To do so, we anticipate spending $250,000 to purchase off-the-shelf software which we can use with only minor modifications, and spending an additional $200,000 to develop proprietary software and algorithms. We anticipate that we will complete this work by the end of the first quarter of 2005.

  Once we have fully designed the “front-end” portion of our device, we intend to submit test protocols in the third quarter of 2005 to the Institutional Review Board (“IRB”) to review. We plan to coordinate the writing of a number of “white papers” relating to the effectiveness of our device and publish results in peer review journals. During this period, we also intend to make arrangements with four or more hospitals or clinics to test our device. We anticipate that we will complete this process by the third quarter of 2005. During the course of this period we should complete the “back-end” portion of the device, and we will then have the opportunity to use it during the clinical testing with the “front-end” portion. Our anticipated budget for these activities is $300,000.

  We need to design a vest which can be used on a 24/7 basis for extended periods of time, while being taken off by the patient intermittently for showers, etc. We must address two engineering issues in developing this vest. First, we need to develop an electrode which can be incorporated into the vest to monitor the patient’s heart signal, thus replacing the use of leads and gels currently used in recording ECGs. Second, we need to design the vest in such a fashion that it not only holds the electrode against the body at the correct locations and in the proper manner, but it also can be adapted to fit patients with different heights, weights and physiques. We project that we will spend approximately $230,000 to conduct these development activities, and expect to complete them by the last quarter of 2005.

     We have also budgeted $60,000 to purchase various items of equipment to test the operation of the device over different phases.

     We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

FINANCIAL STATEMENTS

     Our financial statements and notes thereto are filed in a separate section at the end of this annual report.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 1, 2003, we dismissed our independent auditor, Burnett + Company, LLC, and on December 2, 2003, we engaged Stonefield Josephson, Inc. as our independent auditor for the fiscal year ending December 31, 2003. The decision to dismiss Burnett + Company was approved by our board of directors.

     Burnett + Company’s reports on our financial statements as of and for the years ended December 31, 2002 and December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles. During the periods ended December 31, 2001 and December 31, 2002, and the interim period from January 1, 2003 through the date of Burnett + Company’s dismissal, we did not have any disagreements with Burnett + Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Burnett + Company’s satisfaction, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

     Prior to engaging Stonefield Josephson, we did not consult with Stonefield Josephson regarding the application of accounting principles to a specified completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements.

CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, our disclosure controls and procedures are effective in making known to them on a timely basis material information relating to our company (including any consolidated subsidiaries) required to be included in this report. There were no significant changes in our internal controls or in other factors that could significantly affect these controls, known to our Chief Executive Officer or Chief Financial Officer, subsequent to the date of the evaluation, including any significant deficiencies or material weaknesses that would require corrective action.

MANAGEMENT

Identity

     The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name And Municipality Of Residence	Age	Office	Initial Election Or Appointment Date

Marvin H. Fink	67	Chief Executive Officer, President,	October 12, 2003
Los Angeles, California		Secretary, and Chairman of the Board
Budimir S. Drakulic, Ph.D.	54	Vice President and	October 15, 2003
Los Angeles, California		Chief Technology Officer
Charles Dargan	48	Interim Chief Financial Officer	December 18, 2003
Los Angeles, California
Ellsworth Roston	81	Director	November 1, 2002
Los Angeles, California
Robert Koblin, M.D.	72	Director	February 6, 2003
Los Angeles, California
Lowell T. Harmison, Ph.D.	66	Director	June 6, 2003
Washington, D.C.
Jennifer Black	48	Director	January 20, 2004
Lake Oswego, Oregon

     There are no family relationships between any two or more of our directors or executive officers. There are no arrangements or understandings between any two or more of our directors or executive officers.

Business Experience

     Marvin H. Fink has served as our Chief Executive Officer, President and Chairman of the Board since October 2002, and our Secretary since November 2003. Prior to joining us, Mr. Fink was president of his own management consulting group from August 2001 until he joined Recom in October 2002. Mr. Fink has 45 years of experience in the management of high technology programs from development stage through production including projects for the Department of Defense, NASA, Teledyne Systems, Litton Industries and Hughes Aircraft. He served as President of Teledyne Electronic Technologies from 1993 until his retirement in August 2001. From 1986 until 1993, he served as President of Teledyne Microelectronics. Mr. Fink serves on the board of R. F. Industries and is a member of the California Bar Association. Mr. Fink holds a bachelors of science degree in electronic engineering from City College of New York, a Masters of Science degree in Electronic Engineering from the University of Southern California, and a Juris Doctor degree from the San Fernando Valley College of Law.

     Dr. Budimir S. Drakulic has served as our Vice President and Chief Technology Officer since October 2002. Dr. Drakulic has more than 25 years of experience in the design, development and integration of hardware and software modules for biomedical microelectronics circuits and systems. From 1997 through February of 2002, Dr. Drakulic was involved directly and indirectly with Advanced Heart Technologies, Inc., a corporation controlled by Dr. Drakulic. Dr. Drakulic was the Consultant and Chief Scientist, Medical Device Business Unit for Teledyne Electronic Technologies from 1992 through 1997. Before that, he held numerous positions affiliated with the University of California at Los Angeles, including Visiting Assistant Professor with the Electrical Engineering Department and Director of the Microelectronics Development Lab at the Crump Institute for Medical Engineering. He holds a Bachelor of Science degree in electrical engineering from the University of Belgrade, Yugoslavia. He also holds a Masters degree and a Ph.D. in Electronic and Biomedical Engineering from the same university.

Dr. Drakulic was the recipient of the Ralph and Marjorie Crump Prize for Excellence in Medical Engineering from UCLA in 1985, and was a Research Fellow with the Crump Institute for Medical Engineering at UCLA.

     Mr. Charles Dargan is providing his services to us on a leased basis through an agency that specializes in providing financial management personnel to businesses on a temporary basis. We are actively recruiting a permanent full-time Chief Financial Officer. Mr. Dargan is also currently employed as the Chief Financial and Accounting Officer of Semotus Solutions, Inc. From April 2000 until his appointment as Chief Financial and Accounting Officer in January 2001, Mr. Dargan served as Semotus Solutions’ Executive Vice President of Operations. Mr. Dargan was also a director of Semotus Solutions from March 1999 to July 2002. Prior to joining Semotus Solutions, Mr. Dargan served as a Managing Director of Corporate Finance for The Seidler Companies Incorporated, a private brokerage, investment banking and public finance firm. In addition, he was a partner and Chief Financial Officer of the investment banking firm of Ambient Capital; a Managing Director of Corporate Finance at L.H. Friend, Weinress, Frankson & Presson, Inc.; and a First Vice President at Drexel Burnham Lambert, Incorporated. His accounting and financial industry experience has made him an expert in public and private debt and equity finance, mergers and acquisitions and financial management of and planning for emerging growth companies. Mr. Dargan graduated from the University of Southern California with an MBA and an MS in Finance, and possesses an A.B. in Government and Economics from Dartmouth College. He also holds accounting and finance industry certifications of Chartered Financial Analyst (CFA) and Certified Public Accountant (CPA).

     Mr. Ellsworth Roston has served as a director since October 2002. Mr. Roston has practiced patent law since 1943, and currently serves as Of Counsel to the patent firm of Fulwider Patton Lee & Utecht since 1997. Mr. Roston has a history of assisting technology companies during their development stages. He was one of three founders of Brooktree Corporation, and served on its board of directors for 15 years. Mr. Roston received his undergraduate degree and his law degree from Yale University.

     Dr. Robert Koblin has served as a director since February 2003. Dr. Koblin, a cardiologist, has more than 30 years of medical experience beginning during the time he served in the United States Army as a medic and continuing most recently as a staff physician and instructor at the Cedars-Sinai Medical Center in Los Angeles. He also serves as the Managing Director of the Robertson Diagnostic Center in Beverly Hills, California, and is an assistant clinical professor of medicine at the University of California, Los Angeles (UCLA). Dr. Koblin received his undergraduate degree from New York University and his medical degree from Stanford University.

     Dr. Lowell T. Harmison has served as a director since June 2003 and as a Senior Advisor since February of 2003. Dr. Harmison has a very distinguished 35 year career in the field of biomedicine. From 1990 through the present, Dr. Harmison has served as a Senior Advisor and Board Member to pharmaceutical and health companies. He is the holder of the first domestic and foreign patents on the fully implantable artificial heart; has served as CEO of USET, Inc.; and as the Director of a private foundation operating internationally and consisting of 21 operating companies. He has also served as the Principal Deputy Assistant Secretary for Health of the U.S. Public Health Service, Department of Health and Human Services. Dr. Harmison has a Ph.D. from the University of Maryland and a B.S. and M.S. from West Virginia University. He was also given an honorary Doctor of Science degree from the West Virginia University.

     Ms. Jennifer Black has served as a director since January 2004. Ms. Black has been President of her own business, Jennifer Black & Associates, since September 2003. Her firm provides independent research for institutional clients. Previously, Ms. Black was with Black & Co. (since 1979), where she was responsible for research coverage on the apparel and specialty retail industries. Ms. Black was President of Black & Co. when it was acquired by First Security Van Kasper in April 2000. Subsequently, Wells Fargo Securities acquired First Security Van Kasper in September 2000. Ms. Black left Wells Fargo Securities in September 2003. Ms. Black serves on the Governors Council of Economic Advisors for the State of Oregon, where she has been re-appointed to a second three-year term. Ms. Black attended Washington State and Portland State Universities.

Board Of Directors

     Our bylaws set the authorized number of directors on our board of directors at not less than three nor more than nine, with the actual number fixed by a resolution of our board. As noted above, there are currently five directors serving on our board, Messrs. Fink, Roston, Koblin and Harmison and Ms. Black. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified by our shareholders, both common and preferred, voting on a cumulative basis as one class, or until their earlier death, retirement, resignation or removal.

Board Committees And Independence

     Our board of directors has established two committees to date, an audit committee comprised of Dr. Koblin and Ms. Black, and a compensation committee comprised of Messrs. Fink and Roston and Dr. Koblin.

     Mr. Roston, Dr. Koblin and Ms. Black are each “independent” directors as that term is defined by the SEC. None of our current directors, including Dr. Koblin and Ms. Black who serve on our audit committee, have the requisite public company accounting background or experience to be considered an “audit committee financial expert” as that term is defined by the SEC. Due to our development stage status, we believe that both members of the Audit Committee have the requisite financial background and experience to carry out their duties.

Shareholder Nomination Procedures

     Approximately 69.6% of our voting shares are held by a single shareholder which, in view of the cumulative voting provision in our bylaws, effectively allows that shareholder to elect at least three of our five directors. Since that shareholder already has ready access to our board of directors and in view of this voting power, our board has not to date adopted formal procedures by which other shareholders could recommend nominees for election or appointment to our board.

Board Compensation

     Our current compensation policy for our directors is to compensate them through stock grants under our 2002 Stock Plan pursuant to a director’s compensation policy adopted on February 6, 2003. Upon joining our board of directors, each member is granted an option to purchase 50,000 common shares, exercisable at the then trading price of our common stock. These options are fully vested upon grant, and lapse in five years if not exercised. Each director will thereafter be granted options on an annual basis entitling him to purchase an additional 28,000 common shares, which options will vest quarterly based upon the continued provision of services as a director, and lapse in five years if not exercised. The exercise price for these options will be fixed at current market price as of the date of grant.

     Upon the adoption of the director’s compensation policy on February 6, 2003, we granted directors’ options under the 2002 Plan to each of Messrs. Fink and Roston and Dr. Koblin entitling each of them to purchase 150,000 common shares (50,000 shares pre-split) at $0.88 per share. These options were fully vested upon grant, and will lapse on February 5, 2008. On June 6, 2003, we granted directors’ options under the 2002 Plan to Dr. Harmison upon his appointment as a director entitling him to purchase 50,000 common shares at $4.20 per share. These options were fully vested upon grant, and will lapse on June 5, 2008. On November 3, 2003, shortly after the first anniversary of their respective start dates, we granted directors’ options under the 2002 Plan to each of Messrs. Fink and Roston entitling each of them to purchase 28,000 common shares at $4.40 per share. These options will vest quarterly commencing February 3, 2004 upon the continued provision of services as directors for a period of one year, and will lapse on November 2, 2008. On January 20, 2004, we granted directors’ options under the 2002 Plan to Ms. Black upon her appointment as a director entitling her to purchase 50,000 common shares at $3.60 per share. These options were fully vested upon grant, and will lapse on January 19, 2009.

Employment And Consulting Agreements With Management

     On October 11, 2002, Recom reached an agreement-in-principle with Mr. Marvin H. Fink to become our Chief Executive Officer and President and to issue him “restricted” common shares. Pursuant to that understanding, on October 12, 2002, we entered into a four-year employment agreement with Mr. Fink. The essential terms of the employment agreement are as follows:

  Mr. Fink will receive an initial base salary of $1 per year. Following the one-year anniversary of the agreement, our board of directors may review and adjust the base salary in light of our company’s performance.

  Mr. Fink is entitled to a cash bonus for his second through fourth years of employment. The amount of the bonus is 10% of our after tax income exclusive of extraordinary expenses for the second year, and 15% of that amount for the third and fourth years.

  Mr. Fink is granted 2,100,000 “restricted” common shares (700,000 shares pre-split), to be earned over three years of continuous employment. These shares, which are held in escrow by the company pursuant to the terms of a restricted stock agreement until they are earned, vest in tranches of 174,999 each at the end of the first eleven quarters of Mr. Fink’s employment, with the balance vesting at the end of the twelfth quarter. Mr. Fink is entitled to all dividends which may be declared with respect to these shares, even if not vested.

  The agreement contains a “gross up” provision obligating us to make a cash payment to Mr. Fink to cover any taxes he may incur by reason of receiving any payment or distribution that would constitute an excess golden parachute payment under the federal tax laws. The gross up provision also applies to the 2,100,000 restricted common shares described above, however, Mr. Fink exercised his section 83(b) election under the Internal Revenue Code subjecting him to immediate taxation upon the receipt of the shares notwithstanding their future forfeitability, so our liability, if any, for any taxes imposed under that grant should be nominal.

  Should our common shares be listed on any of the NYSE, AMEX or Nasdaq national stock exchanges or markets, Mr. Fink would be entitled, if then still employed by us, to an additional grant of 600,000 common shares (200,000 shares pre-split).

  In the event of a change in control (as that term is defined in the employment agreement), Mr. Fink would be entitled, if then still employed by us, to an additional grant of common shares having a market value of $5,000,000, but not to exceed 600,000 common shares (200,000 shares pre-split) in total.

  Mr. Fink is entitled to a number of employee benefits under the agreement, including a $1,200 per month automobile allowance, individual medical plan reimbursement of up to $2,000 per month, and the right to participate in all benefit plans established for company employees or executives, including medical, hospitalization, dental, long-term care and life insurance programs.

     The employment agreement provides for early termination in the case of Mr. Fink’s death or disability, Mr. Fink’s termination by Recom for “cause” as that term is defined in the agreement; Mr. Fink’s termination of employment for “good reason” as that term is defined in the agreement, a “change in ownership” as that term is defined in the agreement, or sixty days’ prior notice by Mr. Fink. In the event of an early termination of the agreement for any reason, all compensation and benefits under the agreement will terminate and the unvested portion of the 2,100,000 restricted common share grant shall be deemed forfeit as of the effective termination date, with the following exceptions:

  if the agreement is terminated during years two through four due to Mr. Fink’s disability, termination by Mr. Fink for good reason, Recom’s termination of Mr. Fink without cause, or a change in ownership, Mr. Fink will nevertheless be entitled to a pro rata portion (based upon the actual number of days of employment) of the cash bonus based on our after-tax income that he would have otherwise received for the year of termination had he remained employed until the end of that year;

  if the agreement is terminated due to Mr. Fink’s death, disability, termination by Mr. Fink for good reason, Recom’s termination of Mr. Fink without cause, or a change in ownership, the unvested portion of the 2,100,000 restricted common share grant to Mr. Fink will become fully vested and the shares released from escrow; and

  Mr. Fink and his family will be entitled to an additional three years’ medical, hospitalization, dental, long-term care and life insurance coverage if the agreement is terminated by Mr. Fink for good reason or terminated by Recom’s termination without cause, and an additional one years’ coverage if the agreement is terminated due to Mr. Fink’s disability.

     Concurrent with entering into the employment agreement, we entered into an indemnification agreement with Mr. Fink.

     On October 11, 2002, Recom reached an agreement-in-principle with Dr. Budimir Drakulic to become our Vice President and Chief Technology Officer on a consulting basis through his consulting companies. Pursuant to that understanding, on October 15, 2002, we entered into a loan-out agreement with B World Technologies, Inc. and B Technologies, Inc. relative to the provision of Dr. Drakulic’s services. Dr. Drakulic is the president and owner of these companies. The essential terms of the loan-out agreement are as follows:

  The agreement provides for a ten-year initial term. After the initial term, the agreement renews automatically for successive one year terms, unless either party delivers 90-days’ written notice to the other of their intent not to renew.

  Dr. Drakulic’s services are provided on a mutually-acceptable part-time basis.

  Recom is obligated to pay B Technologies a $10,000 bonus upon execution, and a monthly service fee of $15,000 thereafter.

  B World Technologies was granted 600,000 “restricted” common shares (200,000 shares pre-split), to be earned over five years of continuous provision of services by Dr. Drakulic. These shares, which will be held in escrow with the company pursuant to the terms of a restricted stock agreement until they are earned, vest at the rate of 30,000 shares per quarter with the first 30,000 shares vesting on January 15, 2003. B World Technologies is entitled to all dividends which may be declared with respect to these shares, even if not vested.

     The loan-out agreement provides for early termination should B World and B Technologies fail, neglect or refuse to provide Dr. Drakulic’s services. In such an event, all compensation under the agreement will terminate and the unvested portion of the 600,000 restricted common share grant shall be deemed forfeit as of the effective termination date.

     Since March 1, 2003, Dr. Drakulic has worked for us on a full-time basis even though the loan-out agreement only provides for the provision of part-time services. We have agreed to characterize these additional services as being provided by Dr. Drakulic as an employee, and to pay him $7,500 annually as compensation for their provision.

     On March 10, 2003, as additional incentive for the performance of Dr. Drakulic, we granted to B World Technologies options entitling it to purchase 750,000 common shares at $0.92 per share. These options vest quarterly over a four year term, and lapse, if not exercised, on March 9, 2008.

     Concurrent with entering into the loan-out agreement, B World Technologies, B Technologies and Dr. Drakulic signed an employment, confidential information, invention assignment and arbitration agreement under which they agreed, among other things, to assign to us all of Dr. Drakulic’s right, title and interest in and to any and all inventions, discoveries, etc. which he conceives or develops while engaged by Recom.

     On October 11, 2003, Recom reached an agreement-in-principle with Mr. Ellsworth Roston to provide consulting advice to us relating to engineering, developing and refining our products and technologies; to become a director of the company, and to make an investment into the company. Pursuant to that understanding, on October 30, 2002 we sold Mr. Roston 71,250 common shares (23,750 shares pre-split) for $190,000 in cash, and on November 1, 2002 we entered into a two year consulting agreement with Mr. Mr. Roston documenting the provision of his consulting services and his appointment to our board of directors. The agreement provides for us to grant to Mr. Roston 225,000 common shares (75,000 shares pre-split) and five-year warrants to purchase an additional 450,000 common shares (150,000 shares pre-split) at $1.67 per share. We consider the grant of common shares to Mr. Roston to be compensation for the provision of his consulting services, and the grant of the common share purchase warrants to be additional consideration for his cash investment pursuant to our original understanding.

     Mr. Roston is a patent attorney whose law firm also handles our patent work. The agreement specifically provides that the consulting services provided by Mr. Roston will not include any legal work, for which we will compensate his law firm separately.

     Dr. Lowell T. Harmison, one of our directors, provides consulting services to Recom under a three-year agreement dated February 14, 2003. Under this agreement, Dr. Harmison provides advice to us in the areas of technological support and strategy, product development, medical and scientific advisory board development, and FDA regulation. The compensatory terms of the agreement are as follows:

  Recom is obligated to pay Dr. Harmison $36,000 per year over the term of the agreement, payable quarterly.

  Dr. Harmison was entitled to receive upon execution of the agreement an initial grant of options entitling him to purchase 108,000 common shares (36,000 shares pre-split) at $0.97 per share, exercisable over five years.

  Dr. Harmison was further entitled to receive upon execution of the agreement an additional grant of options entitling him to purchase 108,000 common shares (36,000 shares pre-split) at $0.97 per share, vesting in increments of 9,000 common shares each upon the first through twelfth quarterly anniversary dates of the agreement based upon his provision of services. These options are exercisable for a period of five years following vesting.

  Dr. Harmison is entitled to receive grants of common share purchase options in tranches of 20,000 options per milestone for assisting Recom in attaining various milestones determined by our board of directors, including the preparation and filing with the FDA of a 510(k) application for our product as it relates to its incorporation into a vest, approval of that application by the FDA, and market launch of that product.

  Dr. Harmison is entitled to receive a grant of 20,000 common shares in the event of a “change in control” as that term is defined in the agreement.

     In the event the agreement is terminated by Recom for any reason other than negligence, misconduct, breach of its material terms by Dr. Harmison or the failure of Dr. Harmison to render services in a reasonable fashion, all compensation prospectively payable under the agreement will become due and payable in 90 days.

Summary Compensation Table

								Long Term Compensation

		Annual Compensation (1)				Awards			Payouts

Named Executive Officer and Principal Position	Year	Salary		Bonus	Other	Restricted Stock(8)		Securities Underlying Options & SARs	LongTerm IncentivePlan	All Other Compensation

Marvin H. Fink (2)	2003	$1	(4)	$—	$—	$—		178,000	$—	$—
Chief Executive Officer	2002	1		—	—	14,284	(6)	—	—	—
	2001	—		—	—	—		—	—	—
Dr. Budimir Drakulic (3)	2003	$180,000	(5)	$—	$—	$—		750,000	$—	$—
Vice President and Chief	2002	45,000	(5)	—	—	3,987	(7)	—	—	—
Technology Officer	2001	—		—	—	—		—	—	—

(1)	Includes, among other things, perquisites and other personal benefits, securities or property which exceed in the aggregate the lesser of either $50,000 or 10% of the total annual salary and bonus reported for that fiscal year.
(2)	Mr. Fink has served as our Chief Executive Officer since October 12, 2002.
(3)	Dr. Drakulic has served as our Vice President and Chief Technology Officer since October 15, 2002.
(4)	Recom has recorded a non-cash accounting expense in the amount of $80,000 to reflect the value of Mr. Fink’s services.
(5)	These amounts were paid in consulting payments to B Technologies in connection with its provision of Dr. Drakulic’s services.
(6)	Reflects the value of an award to Mr. Fink of 2,100,000 restricted common shares (700,000 shares pre-split) in conjunction with the execution of his employment agreement dated October 12, 2002. These shares, which are held in escrow by the company pursuant to the terms of a restricted stock agreement until they are earned, vest in tranches of 174,999 each at the end of the first eleven quarters of Mr. Fink’s employment, with the balance vesting at the end of the twelfth quarter. As of December 31, 2003, there were 699,996 shares vested. Mr. Fink is entitled to all dividends which may be declared with respect to these shares, even if not vested.
(7)	Reflects the value of an award to B. World Technologies of 600,000 restricted common shares (200,000 shares pre-split) in conjunction with the execution of a loan-out agreement dated October 12, 2002 by which it provided the services of Dr. Drakulic to Recom. These shares, which will be held in escrow with the company pursuant to the terms of a restricted stock agreement until they are earned, vest at the rate of 30,000 shares per quarter with the first 30,000 shares vesting on January 15, 2003. As of December 31, 2003, there were 90,996 shares vested. B World Technologies is entitled to all dividends which may be declared with respect to these shares, even if not vested.
(8)	There were 2,085,003 unvested or unearned restricted common shares as of December 31, 2003, the aggregate value of which was $7,818,761 based upon the $3.75 closing price for our common shares as quoted on the OTCBB for December 31, 2003.

Stock Options And Stock Appreciation Rights Grant Table

     The following table provides certain information with respect to individual grants during the 2003 fiscal year to each of our named executive officers of common share purchase options or stock appreciation rights relating to our common shares:

Name	Common Shares Underlying Grant Of Options Or SARs		As Percentage Of Grants To All Employees(1)	Exercise Or Base Price		FMV At Grant Date	Expiration Date

Marvin H. Fink	150,000	(2)	7.1%	$0.88	(2)	$0.88	February 5, 2008
Dr. Budimir S. Drakulic	750,000	(3)	12.0%	$0.92	(3)	$0.92	March 9, 2008
Marvin H. Fink	28,000		1.3%	$4.40		$4.40	November 2, 2008

(1)	The numerator in calculating this percentage includes common share purchase options granted to each named executive officer in fiscal 2003 in his capacity as an officer (employee) and, if applicable, as a director. The denominator in calculating this percentage is 2,088,000, which represents options granted to all Recom employees during fiscal 2003, including those to the named executive officers.
(2)	50,000 shares pre-split exercisable at $2.64 per share.
(3)	250,000 shares pre-split exercisable at $2.76 per share.

Stock Options And Stock Appreciation Rights Exercise And Valuation Table

     The following table provides certain information with respect to each of our named executive officers concerning any common share purchase options or stock appreciation rights they may have exercised in fiscal 2003, and the number and value of any unexercised common share purchase options or stock appreciation rights they may hold as of December 31, 2003:

Unexercised In-The-Money Options and SARs at December 31, 2003

Named Executive Officer	Shares Acquired On Exercise	Value Realized (1)	Number (Exercisable/ Unexercisable)	Value (2) (Exercisable/ Unexercisable)

Marvin H. Fink	—	—	150,000/ 0	$430,500 / $0
Dr. Budimir S. Drakulic	—	—	187,500 / 562,500	$530,625 / $1,591,875

(1)	The dollar amount shown represents the difference between the fair market value of our common stock underlying the options as of the date of exercise and the option exercise price.
(2)	The dollar value provided represents the cumulative difference in the fair market value of our common stock underlying all in-the-money options as of December 31, 2003 and the exercise prices for those options. Options are considered “in-the-money” if the fair market value of the underlying common shares as of the last trading day in fiscal 2003 exceeds the exercise price of those options. The fair market value of Recom common shares for purposes of this calculation is $3.75, based upon the closing price for our common shares as quoted on the OTCBB on December 31, 2003.

Compliance With Section 16

     None of our securities have been registered on a national securities exchange within the meaning of Section 12(b) of the Exchange Act, nor are they required to be registered under Section 12(g) of the Exchange Act. Accordingly, our executive officers, directors and affiliates are not presently subject to compliance with Section 16 of the Exchange Act.

Code of Ethics

     Our Board of Directors adopted a code of ethics on January 20, 2004, which applies to all of our officers, directors and employees. This code may be found in pdf format on our corporate website at www.recom-systems.com.

EQUITY COMPENSATION PLANS

Summary Equity Compensation Plan Data

     The following table sets forth information compiled on an aggregate basis, with respect to equity compensation plans, including individual compensation arrangements, as of December 31, 2003 under which we granted, or are authorized to issue, equity securities to employees or non-employees) in exchange for consideration in the form of goods or services:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants Or Rights	Weighted- Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights)

Equity compensation plans approved
by shareholders	—	—	—	(1)
Equity compensation plans not
approved by shareholders	450,000	$1.67	—	(1)(2)

Total	450,000	$1.67	—

(1)	No formal stock plans under which securities were reserved for issuance had been adopted by Recom as of December 31, 2002.
(2)	Warrants Issued to Mr. Ellsworth Roston under the terms of his consulting agreement with Recom issued on a stand-alone basis.

Description of Equity Compensation Plans Not Approved By Shareholders

     Recom has one formal stock plan considered to be an equity compensation plan or arrangement that has not been approved to date by our shareholders, the Recom Managed Systems, Inc. 2003 Nonqualified Stock Option And Stock Plan (the “2003 Stock Plan”). Recom adopted the 2003 Stock Plan, pursuant to which 1,500,000 common shares (500,000 shares pre-split) were originally reserved for issuance, on March 31, 2003. The 2003 Stock Plan was adopted by our board of directors as a vehicle to encourage and provide for the acquisition of an equity interest in Recom by our employees, officers, directors and consultants. Our board believes the plan will enable us to attract and retain the services of key employees, officers, directors and consultants upon whose judgment, interest and special effort the successful conduct of our operations is largely dependent, and to motivate those individuals by providing additional incentives and motivation toward superior performance.

     The 2003 Stock Plan allows our board of directors to grant stock options or issue stock from time to time to our employees, officers, directors and consultants. Options granted under the 2003 Plan do not qualify under Section 422 of the Internal Revenue Code as incentive stock options.

     The 2003 Plan also provides that our board of directors, or a committee, may issue free-trading or restricted stock pursuant to stock right agreements containing such terms and conditions as our board of directors deems appropriate.

     As of December 31, 2003, there were 367,514 common shares issued or reserved for issuance under the 2003 Stock Plan, and 1,132,486 common shares available for issuance.

     On March 26, 2003, we filed with the SEC a registration statement on form S-8 for the purpose of registering the common shares issuable under our 2003 Stock Plan under the Securities Act of 1933. We have, to date, principally used the 2003 Stock Plan to grant registered common shares to selected consultants as compensation for services, while utilizing the 2002 Stock Plan for unregistered grants of stock and options to directors, officers, employees and other consultants.

     The stand-alone grant to Mr. Marvin Fink of 2,100,000 “restricted” shares under his employment agreement pursuant to which he agreed to become our Chief Executive Officer, President and Chairman of the Board; the stand-alone grant to B Technologies of 600,000 “restricted” common shares under the terms of the loan-out agreement by which we procured the services of Mr. Budimir S. Drakulic as our Vice President and Chief

Technology Officer, and the stand-alone grant to Mr. Ellsworth Roston of 225,000 “restricted” common shares and warrants entitling him to purchase an additional 450,000 common shares under the terms of his consulting agreement with our company, each constitute an equity compensation plan or arrangement that has not been approved to date by our shareholders. For further information relating to these transactions, see that section of this prospectus captioned “Management—Employment And Consulting Agreements With Management”.

Description of Equity Compensation Plans Approved By Shareholders

     Recom has one equity compensation plan or arrangement that has been approved by our shareholders, the Recom Managed Systems, Inc. 2002 Stock Plan (the “2002 Stock Plan”). Recom adopted the 2002 Stock Plan, pursuant to which 6,000,000 common shares (2,000,000 shares pre-split) were originally reserved for issuance, on November 1, 2002. Shareholder approval was received on June 5, 2003.

     The 2002 Stock Plan was adopted by our board of directors as a vehicle to encourage and provide for the acquisition of an equity interest in Recom by our employees, officers, directors and consultants. Our board believes the plan will enable us to attract and retain the services of key employees, officers, directors and consultants upon whose judgment, interest and special effort the successful conduct of our operations is largely dependent, and to motivate those individuals by providing additional incentives and motivation toward superior performance.

     The 2002 Stock Plan allows our board of directors, or a committee established by our board, to award restricted stock and stock options from time to time to our employees, officers, directors and consultants. The board has the power to determine at the time an option is granted whether the option will be an incentive stock option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an incentive stock option. Incentive stock options may only be granted to persons who are our employees. Vesting provisions are determined by our board at the time options are granted. Options may be exercisable by the payment of cash or by other means as authorized by the committee or our board of directors.

     The 2002 Stock Plan also provides that our board of directors, or a committee established by our board, may issue restricted stock pursuant to restricted stock right agreements which will contain such terms and conditions as our board or committee determines.

     As of December 31, 2003, there were 3,090,000 common shares issued or reserved for issuance under the 2002 Stock Plan, and 2,910,000 common shares available for issuance.

PRINCIPAL SHAREHOLDERS

     The following table sets forth selected information, computed as of January 23, 2004, about the amount and nature of our securities beneficially owned by:

  each of our “executive officers” (defined as our President, Secretary, Chief Financial Officer or Treasurer, any vice-president in charge of a principal business function, such as sales, administration or finance, or any other person who performs similar policy making functions for our company);

  each of our directors;

  each person known to us to own beneficially more than 5% of any class of our securities with voting rights; and

  the group comprised of our current directors and executive officers.

     This information was given to us by our shareholders and the numbers used are based on the definitions by the Securities and Exchange Commission (the “SEC”) found in Rules 13d-3 and 13d-5 under the Exchange Act. See footnote (2) to this table. Accordingly, the number of shares listed in the table represent "beneficial ownership“

only for purposes of the reports required by the SEC. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

	Class Of Stock(2)

	Common			Series ‘A’ Preferred (3)

Name (1)	Amount		%	Amount	%

Marvin H. Fink (4)(5)(6)	2,257,000	(7)	6.8%	0	—
Dr. Budimir S. Drakulic (5)	621,578	(8)	1.9%	0	—
Ellsworth Roston (4)	903,250	(9)	2.7%	0	—
Dr. Robert Koblin (4)	150,000	(10)	*	0	—
Dr. Lowell T. Harmison (4)	200,793	(11)	*	0	—
Jennifer Black (4)	50,000	(12)	*	0	—
Tracey Hampton / ARC Finance Group, LLC (6)	22,950,000	(13)	69.6%	0	—
Directors and executive officers, as a group	4,182,62	(14)	12.2%	0	—

*	Less than one percent.
(1)	The address of the shareholders named in this table are: Messrs. Fink, Drakulic, Roston, Koblin and Harmison and Ms. Black—c/o Recom Managed Systems, Inc., 4705 Laurel Canyon Boulevard, Suite 203, Studio City, California 91607; and Ms. Hampton and ARC Finance Group LLC—23679 Calabasas Road, Suite 754, Calabasas, CA 91302.
(2)	The determination and calculation of beneficial ownership for purposes of preparing this table is based upon the definition of beneficial ownership in Rules 13d-3 and 13d-5 of the United States Securities Exchange Act of 1934, pursuant to which a person is deemed to beneficially own any securities over which he or she has either investment or voting power. You should note that this method of calculation differs from that used to calculate beneficial ownership for other reports required under the Exchange Act, including section 16 of that act which calculates beneficial ownership based upon pecuniary interests. Pursuant to Rule 13d-3(d) of the Exchange Act, we have also included in each person’s share count any shares under any options, warrants, rights or conversion privileges which are or may become exercisable by that person within 60 days of the date of calculation for purposes of this proxy statement. In computing each person’s respective percentage ownership, the shares attributable to his or her exercisable securities under the 60-day inclusion rule are treated as being outstanding (i.e., are added to the total outstanding shares of that class for computational purposes), while exercisable securities attributable to the other executive officers, directors or 5% shareholders under the 60-day inclusion rule are disregarded. In computing the percentage ownership our company’s officers and directors as a group, all shares attributable to exercisable securities held by the members of that group under the 60-day inclusion rule are treated as being outstanding (i.e., are added to the total outstanding shares of that class for computational purposes). The base number of outstanding shares of our common and series ‘A’ preferred shares as of the applicable date are 32,993,912 and 1,792,153 shares, respectively.
(3)	Each series ‘A’ preferred share is convertible into one common share.
(4)	Director.
(5)	Executive officer.
(6)	5% shareholder.
(7)	Includes 2,100,000 common shares held by the Fink Family Trust, and 157,000 common shares issuable upon exercise of options granted to Mr. Fink in his capacity as a director.
(8)	Includes 600,000 common shares held by B World Technologies, Inc., 4,000 common shares held by B Technologies, Inc., and 93,750 common shares issuable upon exercise of options granted to B World Technologies in connection with services performed by Dr. Drakulic. Both B World Technologies and B Technologies are owned and controlled by Dr. Drakulic.
(9)	Includes 696,250 common shares held by Roston Enterprises, 450,000 common shares issuable upon exercise of warrants granted to
Mr. Roston in his capacity as a consultant, and 157,000 common shares issuable upon exercise of options granted to Mr. Roston in his capacity as a director.
(10)	Includes 150,000 common shares issuable upon exercise of options granted to Dr. Koblin in his capacity as a director.
(11)	Includes 144,000 common shares issuable upon exercise of warrants granted to Dr. Harmison in his capacity as a consultant, and 50,000 common shares issuable upon exercise of options granted to Dr. Harmison in his capacity as a director.
(12)	Includes 50,000 common shares issuable upon exercise of options granted to Ms. Black in her capacity as a director.
(13)	Includes 22,950,000 common shares held by ARC Finance Group, Inc. ARC Finance Group is owned and controlled by Ms. Hampton.
(14)	Includes 1,125,578 common shares issuable upon exercise of common share purchase options and warrants.

TRANSACTIONS AND BUSINESS RELATIONSHIPS WITH
MANAGEMENT AND PRINCIPAL SHAREHOLDERS

     Summarized below are certain transactions and business relationships between Recom and persons who are or were an executive officer, director or holder of more than five percent of any class of our securities since January 1, 2002:

  On September 19, 2002, as part of the agreements leading to and facilitating the acquisition of the Signal Technologies from ARC Finance Group, Mr. Sim Farar, our president and principal shareholder at that time, invested $125,000 into the company as working capital in exchange for a warrant entitling him to purchase 600,000 common shares (200,000 shares pre-split) at approximately $0.21 per share.

  On October 12, 2002 we entered into a four-year employment agreement with Mr. Marvin H. Fink pursuant to which, among other things, we employed Mr. Fink as our Chief Executive Officer and Chairman of the Board, and granted to Mr. Fink 2,100,000 “restricted” common shares (700,000 shares pre-split) as compensation for those services. For a description of the full terms of that agreement see that section of this annual report captioned “Management—Employment And Consulting Agreements With Management”.

  On October 15, 2002 we entered into a ten-year loan-out agreement with Dr. Budimir S. Drakulic and his two companies, B. World Technologies and B Technologies pursuant to which, among other things, we engaged the services of Dr. Drakulic as our Vice President and Chief Technology Officer, and granted B World Technologies 600,000 “restricted” common shares (200,000 shares pre-split) as compensation for those services. For a description of the full terms of that agreement see that section of this annual report captioned “Management—Employment And Consulting Agreements With Management”.

  On October 11, 2002, we reached an agreement-in-principle with Dr. Budimir Drakulic to become our Vice President and Chief Technology Officer on a consulting basis through his consulting companies. In conjunction with that understanding, we also reached an agreement-in-principle with Dr. Drakulic to offer to sell our common shares to certain individuals in order to protect our rights in the Signal Technologies. Pursuant to this understanding, on October 22, 2002, we sold 564,810 common shares (188,270 shares pre-split) to eleven of those individuals, and issued a five-year warrant to purchase 375,000 common shares (125,000 shares pre-split) for $0.007 per share to one of those individuals, in consideration of their cash investment of $17,786. We further agreed that should we raise more than $2 million in certain offerings, to pay 4% of the proceeds of those offerings to those individuals up to the amount of $480,350. We are currently in discussion with those individuals relative to the payment of this obligation.

  On November 1, 2002, we entered into a two-year consulting agreement with Mr. Ellsworth Roston, who then became one of our directors pursuant to that agreement. Under the terms of that agreement, we granted to Mr. Roston, among other things, 225,000 “restricted” common shares (75,000 shares pre-split) and five-year warrants to purchase an additional 450,000 common shares (150,000 shares pre-split) at $1.67 per share. For a description of the full terms of that agreement see that section of this annual report captioned “Management—Employment And Consulting Agreements With Management”.

  In compensation for his consulting services, we granted to Mr. Roston 225,000 “restricted” common shares (75,000 shares pre-split) and five-year warrants to purchase an additional 450,000 common shares (150,000 shares pre-split) at $1.67 per share.

  On February 14, 2003, we entered into a three-year consulting agreement with Dr. Lowell T. Harmison, who later became one of our directors. Under the terms of that agreement, we granted to Dr. Harmison, among other things, (1) fully vested options entitling him to purchase 108,000 common shares (36,000 shares pre-split) at $0.97 per share, and (2) options entitling him to purchase an additional 108,000 common shares (36,000 shares pre-split) at $0.97 per share subject to vesting over twelve quarters. All of the aforesaid options are exercisable over five years after vesting. For a description of the full terms of that agreement see that section of this annual report captioned “Management—Employment And Consulting Agreements With Management”.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Summarized below is the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2003	2002

Audit fees	$90,644	$11,585
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—
All other fees, including tax consultation and preparation	$—	$—

     All audit fees are approved in advance by our audit committee and board of directors. Stonefield Josephson does not provide any non-audit services to Recom.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

2.1	Plan of Reorganization **

3.1	Amended And Restated Certificate Of Incorporation Of Recom Managed System, Inc. filed by the
Delaware Secretary of State on November 6, 2000 (1)

3.2	Certificate Of Amendment Of Certificate Of Incorporation Of Recom Managed System, Inc. filed by the
Delaware Secretary of State on June 20, 2003 (8)

3.3	Certificate Of Designation Of Rights, Preferences And Limitations Of Series ‘A’ Convertible Preferred
Stock Of Recom Managed System, Inc. filed by the Delaware Secretary of State on
September 9, 2003 (8)

3.4	Bylaws Of Recom Managed Systems, Inc. adopted March 31, 2003 (7)

5.1	Specimen common stock certificate (8)

5.2	Specimen series ‘A’ preferred stock certificate (8)

5.3	Recom Managed Systems, Inc. 2002 Stock Plan adopted on November 1, 2002 (6)

5.4	Form of option issued under Recom Managed Systems, Inc. 2002 Stock (8)

5.5	Recom Managed Systems, Inc. 2003 Nonqualified Stock Option And Stock Plan adopted on
March 31, 2002 (6)

5.7	Warrant To Purchase Common Stock dated September 19, 2002 issued to Sim Farrar (2)

5.9	Form of Standard Warrant (8)

5.10	Form of Class ‘A’ Warrant (8)

5.11	Form of Class ‘C’ Warrant (8)

5.12	Form of Agent’s Warrant with Maxim Group LLC **

10.1	Stock Acquisition and Signal Technologies Transfer Agreement dated September 12, 2002 between
Recom and ARC Finance Group, LLC (2)

10.2	Employment Agreement dated October 14, 2002 between Recom and Marvin H. Fink (3)

10.3	License Agreement dated December 9, 1993 between Dr. Budimir S. Drakulic and Teledyne Electronic
Industries, Inc. (8)

10.4	Restricted Stock Agreement dated October 14, 2002 between Recom and Marvin H. Fink (3)(4)

10.5	Indemnification Agreement dated October 14, 2002 between Recom and Marvin H. Fink (3)(4)

10.6	Loan-out Agreement dated October 15, 2002 between Recom and Budimir Drakulic, B World and B
Technologies (3)

10.7	Restricted Stock Agreement dated October 15, 2002 between Recom and Budimir Drakulic, B World and
B Technologies (3)(5)

10.7	Consulting Agreement dated November 1, 2002 between Recom and Ellsworth Roston (3)

10.9	Employment, Confidential Information, Invention Assignment, And Arbitration Agreement dated
October 15, 2002 between Recom and Budimir Drakulic, B World and B Technologies (3)(5)

10.10	Consulting Agreement dated February 14, 2003 between Recom and Lowell T. Harmison (8)

10.11	Employment Agreement dated March 10, 2003 between Recom and Charles E. McGill (7)

10.12	Investment Banking Agreement dated April 15, 2003 between Recom and Brookstreet Securities
Corporation (7)

10.13	Investment Banking Agreement dated July 17, 2003 between Recom and Maxim Group, LLC (8)

10.14	Form of Registration Rights Agreement for purchasers of Series ‘A’ Preferred Stock (8)

21	List of significant subsidiaries (9)

23	Consent of Stonefield Josephson, Inc. *

24.1	Power of Attorney signed by Ellsworth Roston*

24.2	Power of Attorney signed by Jennifer Black*

24.3	Power of Attorney signed by Robert Koblin*

24.4	Power of Attorney signed by Lowell T. Harmison*

31.1	Certification

31.2	Certification

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act *

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act *

*	Filed herewith
**	To be filed at a future date
(1)	Previously filed as an exhibit to our report on form 10-KSB for our fiscal year ended December 31, 2001 filed with the SEC on February 22, 2002.
(2)	Previously filed as an exhibit to our report on form 8-K filed with the SEC on September 25, 2002.
(3)	Previously filed as an exhibit to our report on form 10-QSB for our fiscal quarter ended September 30, 2002 filed with the SEC on November 12, 2002.
(4)	Filed as part of the Employment Agreement for Mr. Fink noted in item 10.2.
(5)	Filed as part of the Loan-Out Agreement for with B World Technologies, B Technologies and Dr. Drakulic noted in item 10.6.
(6)	Previously filed as an exhibit to our report on form 10-KSB for our fiscal year ended December 31, 2002 filed with the SEC on March 26, 2003.
(7)	Previously filed as an exhibit to our report on form 10-QSB for our fiscal quarter ended March 30, 2003 filed with the SEC on May 7, 2003.
(8)	Previously filed as an exhibit to our registration statement on form SB-2 filed with the SEC on December 31, 2003.
(9)	At present we have no significant subsidiaries.

Reports On Form 8-K

On December 12, 2003, we filed a form 8-K with the SEC in connection with the replacement of our independent auditors. For further information relating to this filing, see that section of this annual report captioned “Changes In And Disagreements With Accountants On Accounting And Financial Disclosure”. No other reports on form 8-K were filed during the three-month period ended December 31, 2003.

SIGNATURES OF EXECUTIVE OFFICERS

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this annual report on form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 2004.

RECOM MANAGED SYSTEMS, INC.

By:	/s/ Marvin H. Fink

Marvin H. Fink, Chief Executive Officer and President (principal executive officer)

By:	/s/ Charles Dargan

Charles Dargan Interim Chief Financial Officer (principal accounting and financial officer)

SIGNATURES OF BOARD OF DIRECTORS

     In accordance with the Exchange Act, this annual report on form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	Marvin H. Fink	Chief Executive Officer, President and Chairman	February 9, 2004
of the Board
	Marvin H. Fink	(principal executive officer)

By:	Ellsworth Roston*	Director	February 9, 2004

Ellsworth Roston

By:	Robert Koblin*	Director	February 9, 2004

Robert Koblin

By:	Lowell T. Harmison*	Director	February 9, 2004

Lowell T. Harmison

By:	Jennifer Black*	Director	February 9, 2004

Jennifer Black

*By:	Marvin H. Fink

Marvin H. Fink
Agent-In Fact

INDEPENDENT AUDITORS’ REPORT

To The Board Of Directors And Stockholders Of Recom Managed Systems, Inc.
Studio City, California

We have audited the accompanying balance sheet of Recom Managed Systems, Inc. as of December 31, 2003 and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2003 and from inception of development stage (November 7, 2000) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that the Company plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Recom Managed Systems, Inc. as of December 31, 2003 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 and from inception of development stage (November 7, 2000) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.

Stonefield Josephson, Inc.
Certified Public Accountants

January 30, 2004

F–1

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
BALANCE SHEET
December 31, 2003

December 31, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,957,720
Prepaid expenses	130,749

Total current assets	4,088,469
Property, plant and equipment, net of accumulated depreciation of $39,751	169,299
Intangible – patents, net of accumulated amortization of $11,146	157,828

TOTAL ASSETS	$4,415,596

LIABILITIES AND STOCKHOLDERS’S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$590,856

STOCKHOLDERS’ EQUITY

Series ‘A’ convertible preferred stock, $.001 par value;
10,000,000 shares authorized;
1,792,921 issued and outstanding	$1,793
Common stock, $.001 par value;
100,000,000 shares authorized; 32,993,912 shares
issued and outstanding	32,993
Additional paid-in capital	11,477,573
Deferred compensation	(282,020)
Deficit accumulated during development stage	(7,455,599)

TOTAL STOCKHOLDERS’ EQUITY	3,824,740

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,415,596

The accompanying notes are an integral part of these financial statements.

F–2

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2003 And 2002 And From Inception
Of Development Stage (November 7, 2000) To December 31, 2003

			From Inception of Development Stage (Nov. 7, 2000) to Dec. 31, 2003

	For the Years Ended December 31,

	2003	2002

Revenue	$—	$—	$—

Research and development	497,631	67,500	565,131

General and administrative expenses	4,813,746	144,454	5,044,873

Total Expense	5,311,377	211,954	5,610,004

Loss Before Income Taxes	(5,311,377)	(211,954)	(5,610,004)

Provision for income taxes	—	—	—

Net Loss	$(5,311,377)	$(211,954)	$(5,610,004)

Preferred Dividend	1,953,170	—	1,953,170

Net Loss Attributed to common stockholders	$(7,264,547)	$(211,954)	$(7,563,174)

Basic and diluted loss per share	$(0.17)	$(0.02)	$(0.37)

Basic and diluted loss per share attributed to common stockholders	$(0.23)	$(0.02)	$(0.49)

Weighted average shares outstanding—
basic and diluted	31,765,404	11,609,162	15,311,041

The accompanying notes are an integral part of these financial statements.

F–3

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
From Inception Of Development Stage (November 7, 2000) To December 31, 2003

	Common Stock		Series ‘A’ Convertible Preferred Stock		Additional Paid-in Capital	Deferred Compensation	Deficit Accumulated During Development Stage	From Inception (Nov. 7, 2000) To Dec. 31, 2003

	Shares	Amount	Shares	Amount

2000:
Balance November 7, 2000 (as restated
for 3:1 stock split)	4,139,784	$4,139	—	$ —	$(4,139)	$—	$—	$—
Contributed capital	—	—	—	—	35,000	—	—	35,000
Net loss	—	—	—	—	—	—	(36,673)	(36,673)

Balance December 31, 2000	4,139,784	4,139	—	—	30,861	—	(36,673)	(1,673)
2001:
Capital contributed	—	—	—	—	45,000	—	—	45,000
Shares issued for services July 2001 – $ 0.033	150,000	150	—	—	4,850	—	—	5,000
Net loss	—	—	—	—	—	—	(50,000)	(50,000)

Balance December 31, 2001	4,289,784	4,289	—	—	80,711	—	(86,673)	(1,673)
Capital Contributed	—	—	—	—	56,400	—	—	56,400
Warrants issued for Cash	—	—	—	—	125,000	—	—	125,000
Issuance of common stock for:			—	—
Technology – Sept. 2002 – $ 0.006	23,400,000	23,400	—	—	54,623	—	—	78,023
Services rendered – Oct. 2002 – $ 0.021	2,925,000	2,925,000	—	—	17,958	(19,678)	—	1,205
Cash – Oct 2002 – $ 0.03	564,810	565	—	—	17,221	—	—	17,786
Cash – Nov 2002 – $ 2.66	71,250	71	—	—	189,929	—	—	190,000
Contributed services – officer	—	—	—	—	20,000	—	—	20,000
Warrants issued for services	—	—	—	—	5,324	—	—	5,324
Net loss	—	—	—	—	—	—	(211,954)	(211,954)

Balance December 31, 2002	31,250,844	$31,250	—	$ —	$567,166	$(19,678)	$(298,627)	$280,111

(continued on next page)

F-4

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
From Inception Of Development Stage (November 7, 2000) To December 31, 2003
(Continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Additional Paid-in Capital	Deferred Compensation	Deficit Accumulated During Development Stage	From Inception (Nov. 7, 2000) To Dec. 31, 2003

	Shares	Amount	Shares	Amount

2003:
Issuance of common stock for cash and
contributed property – April 2003 – $2.22 related party	112,812	$113	—	$ —	$249,887	$—	$—	$250,000
Issuance of common stock for cash:
May 2003 – $3.00	82,667	83	—	—	247,917	—	—	248,000
July 2003 – $3.33	75,075	75	—	—	249,925	—	—	250,000
Issuance of common stock for services:
April 2003 – $2.80	147,192	147	—	—	411,654	—	—	411,801
April 2003 – $3.15	11,045	11	—	—	34,780	—	—	34,791
July 2003 – $3.67	111,625	112	—	—	410,192	—	—	410,304
August 2003 – $3.68	33,188	33	—	—	121,103	—	—	121,136
September 2003 – $3.77	24,292	24	—	—	91,673	—	—	91,697
October 2003 – $4.78	15,385	15	—	—	73,525	—	—	73,540
November 2003 – $3.65	18,834	19	—	—	68,783	—	—	68,802
December 2003 – $3.60	5,953	6	—	—	21,425	—	—	21,431
Cashless exercise of warrants	1,105,000	1,105	—	—	(1,105)	—	—	—
Contributed services – officer	—	—	—	—	80,000	—	—	80,000
Employee stock options issued below market	—	—	—	—	38,400	—	—	38,400
Amortization of deferred compensation	—	—	—	—	—	6,668	—	6,668
Options and Warrants issued for:
Services	—	—	—	—	2,196,068	(210,010)	—	2,164,341
Financing cost	—	—	—	—	74,088	—	—	74,088
Issuance of preferred stock for cash	—	—	1,792,921	1,793	5,376,857	—	—	5,378,650
Series A Preferred offering expense	—	—	—	—	(572,785)	—	—	(572,785)
Preferred stock beneficial conversion feature	—	—	—	—	896,474	—	(896,474)	—
Allocation of fair value to warrants	—	—	—	—	949,121	—	(949,121)	—
Preferred stock accrued dividend payable	—	—	—	—	(107,575)	—	—	(107,575)
Net loss	—	—	—	—	—	—	(5,311,377)	(5,311,377)

Balance December 31, 2003	32,993,912	$32,993	1,792,921	$ 1,793	$11,477,573	$(232,020)	$(7,455,599)	$3,824,740

The accompanying notes are an integral part of these financial statements.

F–5

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For The Years Ended December 31, 2003 And 2002 And From
Inception Of Development Stage (November 7, 2000) To December 31, 2003

			From Inception of Development Stage (Nov. 7, 2000) to Dec. 31, 2003

	For the Years Ended December 31,

	2003	2002

Cash flow from operating activities:
Net loss	$(5,311,377)	$(211,954)	$(5,610,004)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	50,897	693	51,590
Amortization of deferred compensation	6,668	1,205	7,873
Salary as contributed capital	80,000	20,000	100,000
Common stock issued for services	1,383,503	—	1,388,503
Options and Warrants issued for services and financing	2,089,546	5,324	2,094,870
Change in assets and liabilities:
Prepaid expenses	(92,934)	(37,815)	(130,749)
Accounts Payable and accrued expenses	470,517	2,829	483,281

Net cash used in operating activities	(1,323,180)	(219,718)	(1,614,636)

Cash used in investing activities:
Purchase of equipment	(180,703)	(29,041)	(209,744)
Capitalized technology cost	(90,951)	—	(90,951)

Net cash used in investing activities	(271,654)	(29,041)	(300,695)

Cash flow from financing activities:
Capital contributions	—	56,400	136,400
Sale of common stock for cash	598,000	207,786	805,786
Sale of preferred stock for cash, net of expenses	4,805,865	—	4,805,865
Sale of warrants for cash	—	125,000	125,000

Net cash provided by financing activities	5,403,865	389,186	5,873,051

Net increase (decrease) in cash and cash equivalents	3,809,031	140,427	3,957,720

Cash and cash equivalents at beginning of period	148,689	8,262	—

Cash and cash equivalents at end of period	$3,957,720	$148,689	$3,957,720

The accompanying notes are an integral part of these financial statements.

F–6

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
From
Inception Of Development Stage (November 7, 2000) To December 31, 2003
(Continued)

Supplemental Cash Flow Information:

For the years from inception of development stage (November 7, 2000) to December 31, 2003, the Company paid no interest or income taxes.

Supplement Investing and Financing Activities:

In September 2002, 23,400,000 shares of the Company’s common stock were issued for a patent valued at $78,023.

In October 2002, the Company issued 2,925,000 of the Company’s common stock as compensation under employment agreements with multi-year terms. The shares were valued at $20,883, the fair value of the stock at issuance date. The Company has recognized $7,873 of compensation expense for these agreements through December 31, 2003.

In November 2002, the Company issued warrants to a consultant to purchase the Company’s common stock under consulting contracts. The value of the warrants, based upon the fair value of the stock using the Black-Scholes option model is $5,324. The Company recorded compensation expense of $5,324 for this agreement

In April 2003, the Company entered into an agreement with a major shareholder in which $150,000 of common stock was issued for $33,208 of accrued expenses and $116,792 of furniture and fixtures and leasehold improvements (see Note 10).

The Company recorded compensation expense of $80,000 and $20,000 for the years ended December 31, 2003 and 2002, respectively for the CEO of the Company. This compensation was recorded as additional paid in capital.

During the year ended December 31, 2003, the Company issued 367,514 shares of common stock, for marketing and business services rendered during the period. These services were valued at $1,236,905 based upon the market value of the shares at the date of issuance.

The accompanying notes are an integral part of these financial statements.

F–7

1.  ORGANIZATIONAL MATTERS

Reorganization

On June 26, 2000, Recom Managed Systems, Inc. (the “Company”) (a Development Stage Company) filed a Voluntary Petition for Reorganization Under Chapter 11 of the Federal Bankruptcy Code and substantially curtailed operations. The Plan of Reorganization was confirmed on November 7, 2000, at which date the Company became a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7. This resulted in the post bankruptcy ownership group controlling approximately 87% of the common stock and the elimination of the outstanding liabilities and most assets.

On September 19, 2002, the Company issued 23,400,000 (7,800,000 pre-split) shares of common stock in exchange for intangible technology. The issuance of this stock resulted in a change of control, with the new ownership group controlling approximately 85% of the Company’s outstanding stock. See Note 3. The Company is now developing technology in the medical device market focused on cardiac monitors and other diagnostic medical devices which monitor and measure the body’s physiological signals in order to detect and prevent medical complications and diseases.

Stock Split

On April 2, 2003, the Board of Directors declared a three-for-one stock split effective as of the close of business on Friday, April 11, 2003. All share amounts, exercise prices relating to share purchase options and warrants, and earnings per share in these financial statements and notes have been presented on a post-split basis unless stated otherwise.

Basis of Presentation

The Company has not generated any revenues to date, and no assurance can be given that the Company will produce successful commercial products or services. Further, no assurance can be given that the regulatory agencies, physicians, patients, or insurance providers will accept the products or services. However, the Company will continue its business plan to develop its line of products, which management currently believes will be ready for market approximately in late 2005. Management also believes that the Company has sufficient capital to fund its operations for up to 24 months of operations. In October 2003, the Company successfully raised approximately $4,806,000 in a Unit Offering, net of offering expenses (see Note 9, “Unit Offering”).

2.  SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates – These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, management has estimated the expected economic life and value of its patents, the net operating loss for tax purposes and common stock, options and warrants related to compensation to consultants and investment banks. Actual results could differ from those estimates.

Fair Value of Financial Instruments – For certain of the Company’s financial instruments, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

F–8

Cash and Equivalents – Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such account.

Equipment – Equipment is recorded at historical cost. Maintenance and repairs are expensed as incurred. Depreciation is provided by the straight-line method over three to five years.

Intangible and Long Lived Assets –The Company follows SFAS No. 144, Accounting for Impairment of Disposal of Long-Lived Assets” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.

Advertising Costs – The Company expenses advertising costs as incurred. The Company had advertising costs of $11,800 for the year ended December 31, 2003 and did not have any advertising costs in the year ended December 31, 2002.

Research and Development Costs – Research and development costs consist of expenditures for the research and development of patents, which are not capitalizable. The Company’s research and development costs consist mainly of payroll and payroll related expenses, consultants and FDA regulatory expenses.

Stock Based Compensation – SFAS No. 123, “Accounting for Stock Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock based compensation arrangements under which compensation cost is determined using the fair value of stock based compensation determined as of the date of the grant or the date at which the performance of the services is completed and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock based compensation to employees. The Company has elected to use the intrinsic value based method for its employees and directors and has disclosed the pro forma effect of using the fair value based method to account for its stock based compensation to employees.

The Company uses the fair value method for equity instruments granted to non employees and uses the Black Scholes model for measuring the fair value. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed and is recognized over the periods in which the related services are rendered.

Pro Forma Information

Pro forma information regarding the effects on operations as required by SFAS No. 123 and SFAS No. 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements. Pro forma information is computed using the Black Scholes method at the date of grant based on the following assumptions ranges: (i) risk free interest rate of 1.42% to 3.13%; (ii) dividend yield of 0%; (iii) volatility factor of the expected market price of the Company’s common stock of 53.84% to 158.48%; and (iv) an expected life of the options of 1.5 years.

This option valuation model requires input of highly subjective assumptions. Because the Company’s employee common stock purchase options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee common stock purchase options.

The Company’s pro forma information is as follows:

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002

Net loss as reported	$(5,311,377)	$(211,954)
Current period expense calculated under APB 25	38,400	—
Stock compensation calculated under SFAS 123	(730,865)	—

Pro forma net loss	$(6,003,842)	$(211,954)

Basic and diluted historical loss per share	$(0.17)	$(0.02)

Pro forma basic and diluted loss per share	$(0.19)	$(0.02)

Income Taxes – Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

Net Loss Per Share – The Company uses SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

The Company reported a net loss per share of $0.17 for the year ended December 31, 2003 and $0.02 for the year ended December 31, 2002. For the years ended December 31, 2003 and 2002, 7,121,349 potential shares and 1,800,000 potential shares, respectively, were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

Comprehensive Income – Comprehensive income is not presented in the Company’s financial statements since the Company did not have any of the items of other comprehensive income in any period presented.

F–9

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

In December 2003 the FASB concluded to revise certain elements of FIN 46, which will be issued shortly. The FASB also modified the effective date of FIN 46. For all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2004. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company’s financial position or results of operations.

During April 2003, the FASB issued SFAS 149 – “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

During May 2003, the FASB issued SFAS 150 – “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

3.  ASSET ACQUISITION

On September 19, 2002, the Company acquired certain know how, trade secrets and other proprietary intellectual property rights relating to the development of a human biomedical signal amplification equipment and technology, referred to in these financial statement as the “Signal Technologies,” from ARC Finance Group, LLC (“ARC”) in exchange for 23,400,000 shares of common stock (7,800,000 shares pre-split). As a result of this transaction, ARC acquired approximately 84.5% of the Company’s outstanding shares. The Company has valued the issuance of the common stock at $78,023, which was ARC’s historical cost basis for the patents.

F–10

4.  PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment as of December 31, 2003 are as follows:

December 31, 2003

Computer equipment	$68,070
Leasehold improvements	66,792
Furniture and fixtures	50,000
Software	15,904
Other equipment	8,284

Total property, plant and equipment	$209,050
Less accumulated depreciation	39,751

Property, plant and equipment, net	$169,299

5.  PATENTS AND TECHNOLOGY

The Company has one patent and three patent applications concerning its proprietary amplification technology which enables devices to more accurately discriminate physiological signals from electromagnetic background noise than existing amplification technologies. See Note 13, “Subsequent Events” for a discussion of the recent FDA approval for the Company’s 12-lead, 24-hour ECG heart monitoring device. The value of the patent and the technology is $168,974, with accumulated amortization of $11,146 as of December 31, 2003. The Company inherited a licensing agreement with the patent acquisition and therefore the patent has been placed in service. The Company is amortizing the initial patent valued at $78,023 over the estimated useful life of 7 years. The aggregate amortization expense will be $56,000 over the next five years.

6.  OPERATING LEASE

The Company has one operating lease for its office space in Studio City, California. The lease expires on August 31, 2005. As of January 1, 2004, the lease was amended to add contiguous office space. The amended lease expires on August 31, 2005. The future lease payments until the end of the lease are $162,840.

7.  CONTINGENT SETTLEMENT PAYABLE

In conjunction with Dr. Budimir Drakulic becoming a Vice President and Chief Technology Officer, the Company also reached an agreement-in-principle with Dr. Drakulic to offer to sell common shares to certain individuals in order to protect the Company’s rights to the signal technologies. As part of that agreement, the Company agreed that should it raise more than $2 million in certain offerings, it would pay 4% of the proceeds of those offerings greater than $2 million to those individuals up to a maximum amount of $480,350. There are ongoing discussions with these individuals relative to the payment of this obligation based upon certain issues the Company believes may relieve it of the liability to make such payment. The Company has entered into settlement agreements totaling $110,000 of the maximum amount with four of those investors releasing the Company from its obligation to pay.

In October 2003, the Company raised $5,378,750 in a Unit Offering (See Note 9, “Unit Offering”), and at this time has a potential obligation related to this offering of $104,201 (included in Accounts Payable and Accrued Expenses).

8.  INCOME TAXES

All prior net operating loss carryovers were restricted due to change of ownership in September 2002. The Company has provided no current income taxes due to the losses incurred in 2003 and 2002. Net operating losses for tax purposes of $6,717,231 and $184,203 at December 31, 2003 and December 31, 2002, respectively, are available for carryover. The net operating losses will expire from 2022 through 2023. A 100% valuation allowance has been provided for the deferred tax benefit resulting from the net operating loss carryover. The Company has recorded a valuation allowance for the full amount of the deferred tax asset resulting from the net operating loss carryover due to the reorganized Company’s limited operating history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible.

A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2003 and 2002 follows:

	December 31, 2003	December 31, 2002

Statutory Federal income tax rate	(35)%	(35)%
Accounting Effect of:
Consultant Options/Warrants Expense	12%	—
Consultant Options/Warrants Exercise	(19)%	—
Valuaton Allowance	42%	35%

Effective Income Tax Rate	0%	0%

F–11

The tax effects of accounting and tax differences that give rise to the deferred tax assets at December 31, 2003 and 2002, are presented below:

	December 31, 2003	December 31, 2002

Deferred Tax Assets:
Net Operating Loss Carryforwards	$(5,311,377)	$(184,203)
Consultant Options/Warrants Expense	2,284,146
Consultant Options/Warrants Exercise	(3,690,000)	—

Gross Deferred Tax Assets	$(6,717,231)	$(184,203)

Valuation Allowance	(6,717,231)	(184,203)

Net Deferred Tax Assets	$—	$—

9. UNIT OFFERING

During October 2003, the Company sold 53.7867 units with each unit consisting of 33,334 shares of its series ‘A’ convertible preferred stock and 16,667 class ‘C’ common stock purchase warrants at a price of $100,000 per unit. The proceeds to the Company, net of expenses, was approximately $4,806,000. Each class ‘C’ warrant entitles the holder to purchase one share of common stock at an exercise price of $3.75 per share. The class ‘C’ warrants are exercisable anytime during the four year period commencing on the final closing and do not contain provisions for cashless exercise.

In accordance with EITF 00-27, the proceeds were allocated to the class ‘C’ common stock purchase warrants based on their relative fair value, which totaled $949,121 using the Black Scholes option pricing model. Further, a beneficial conversion feature of $896,474 was attributed to the series ‘A’ convertible preferred stock and was determined as the difference between the conversion price of the convertible preferred and the closing stock price of the Company on the date of issuance. The assumptions used in the Black Scholes model are as follows: (i) dividend yield of 0%, (ii) expected volatility of 81.16%, (iii) weighted average risk-free interest rate of 1.68%, and (iv) expected life of 1.5 years as the conversion feature and warrants are immediately exercisable. Both the fair value of the warrants and the beneficial conversion feature were recorded as a dividend and are included on the face of the statement of operations.

The series ‘A’ convertible preferred stock will pay dividends of 8% annually ($107,575, accrued and included in accounts payable and accrued expenses as of December 31, 2003), to be paid quarterly either in cash or in the form of convertible preferred stock at the Company’s discretion. The series ‘A’ convertible preferred stock will be valued at $3 per share when it is issued as a dividend. Each holder of the series ‘A’ convertible preferred stock will have the option at any time to convert all or any portion of the series ‘A’ convertible preferred stock held by such holder into common stock. The series ‘A’ convertible preferred stock shall have a liquidation value equal to $3 per share and shall be convertible into common stock on a one-for-one basis (the “Conversion Price”). The series ‘A’ convertible preferred stock shall be senior to all other shares of capital stock now existing or hereinafter created of the Company as to dividend and liquidation rights and shall have voting rights as if converted into common stock.

The Company can force conversion of the series ‘A’ convertible preferred stock into common stock upon 45 days written notice to the holders of the series ‘A’ convertible preferred stock, if (1) the common stock is listed on a qualified exchange (NASDAQ, AMEX or NYSE); (2) the closing price of the common stock is at least $7.50 for 30 consecutive trading days; and (3) the common stock underlying the conversion is subject to an effective registration statement filed with the SEC pursuant to the Securities Act of 1933.

The Company issued the Placement Agent a warrant exercisable into 179,292 units, each unit comprising one share of Series A convertible preferred stock and a common stock purchase warrant exercisable into one-half share of common stock at $3.75 per share and valued at $238,430 using the Black Scholes model. The Placement Agent’s warrant is exercisable at $3.60 per share and will expire five years following the date of issuance.

10. OTHER EQUITY TRANSACTIONS

The Company issued 150,000 shares (post- split) of its common stock during the year ended December 31, 2001 to various consultants and service providers as partial compensation for services rendered to the Company. The shares were issued pursuant to the private placement exemption provided by Section 4(2) of the 1933 Act.

During the years ended December 31, 2002, 2001 and 2000, the Company’s former President and former majority shareholder contributed capital totaling $56,400, $45,000 and $35,000. These contributions were made for working capital purposes.

At September 19, 2002, the former President purchased a warrant for $125,000. The warrant is to purchase 600,000 (200,000 pre-split) shares of common stock at an exercise price of $0.667 per share, which was above the current market price at the date of issuance. The warrant may not be exercised before September 1, 2003, expires in September 2006, and contains cashless exercise options and certain anti-dilution and other provisions.

F–12

On October 12, 2002, the Company agreed to issue a total of 2,100,000 (700,000 pre-split) shares of its common stock to Marvin H. Fink pursuant to a four-year employment agreement whereby Mr. Fink will serve as the Company’s Chief Executive Officer and Chairman of the Board of Directors (see Note 12). The shares were valued at $15,190 the current market value for the Company’s common stock on the measurement date and vest at the rate of 8.33% or 174,999 (58,333 pre-split) shares per quarter with the first vesting on January 12, 2003. The value is being expensed over the life of the agreement of which $ 5,063 and $906 was expensed during the years ended December 31, 2003 and 2002, respectively and the remainder is presented as deferred compensation in Stockholders’ Equity. Also, per Mr. Fink’s employment agreement, he is to be paid $1.00 each year of his agreement. The Company has estimated that the values of his services are approximately $80,000 per year. The Company has determined that an additional annual expense of $80,000 should be recorded to fairly present the value of the services rendered and which has been recorded for the year ended December 31, 2003. For the year ended December 31, 2002, the Company has recorded additional compensation expense of $20,000, which was classified as contributed capital.

On October 15, 2002, the Company agreed to issue a total of 600,000 (200,000 pre-split) shares of its common stock to B World Technologies, Inc. (a company owned by Dr. Budimir Drakulic) pursuant to a Loanout Agreement with Budimir Drakulic and B World Technologies, Inc. whereby Dr. Drakulic will work as an independent contractor for the Company and serve as Vice President and Chief Technology Officer for a term of ten years (see Note 12). The shares were valued at $4,140, the current market value for the Company’s common stock on the measurement date and vest at the rate of 5% or 30,000 (10,000 pre-split) shares per quarter with the first shares vesting on January 15, 2003. The value is being expensed over the life of the agreement of which $828 and $153 was expensed during the years ended December 31, 2003 and 2002, respectively, and the remainder is presented as deferred compensation in Stockholders’ Equity.

Effective October 15, 2002, the Company agreed to issue a total of 225,000 (75,000 pre-split) shares of its common stock to Ellsworth Roston pursuant to a two-year consulting agreement whereby Mr. Roston will consult with the Company with respect to the engineering, development and refining of the Company’s technologies (see Note 12). Mr. Roston also agreed to join the Company’s Board of Directors. The shares were valued at $1,553, the current market value for the Company’s common stock on the measurement date and vest at the rate of 28,125 (9,375 pre-split) shares per quarter with the first shares vesting on February 1, 2003. The value is being expensed over the life of the agreement of which $777 and $146 was expensed during the years ended December 31, 2003 and 2002, respectively, and the remainder is presented as deferred compensation in Stockholders’ Equity.

On October 30, 2002, Mr. Roston became a Director on the Company’s Board and for $190,000 purchased 71,250 (23,750 pre-split) shares of the Company’s common stock and a five-year warrant to purchase 450,000 (150,000 pre-split) shares of the Company’s common stock at an exercise price of $1.667 per share.

On October 22, 2002, the Company issued a total of 564,810 (188,270 pre split) shares of common stock to eleven individuals for total cash consideration of $17,786, which was entered into in conjunction with Dr. Budimir Drakulic becoming a Vice President and Chief Technology Officer of the Company and also in order to protect the Company’s rights to the acquired patented signal technologies.

On October 11, 2002 the Company issued a five year warrant to purchase 375,000 (125,000 pre split) shares of common stock for $0.007 per share exercisable immediately to one of the individuals mentioned above who also received shares of common stock. The fair value of warrants was estimated at $5,324, which was expensed as of December 30, 2002, using the Black Scholes option pricing model computed as of the date of grant using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 120.25%, (iii) weighed average risk free interest rate of approximately 3.01, and (iv) expected life of 1.25 years.

F–13

In February 2003, the Company issued 216,000 options, in two tranches, to Lowell Harmison for consulting work related to helping the Company with the FDA review process for its heart monitoring device currently in development. The first tranche of options allow Mr. Harmison to purchase 108,000 shares of common stock (36,000 shares pre split) at $0.97 per share, exercisable over five years and immediate vesting. A second tranche of 108,000 options vest over three years on a quarterly basis as certain services are provided. The fair value of the first tranche of 108,000 options was $80,456 estimated using the Black Scholes option pricing model computed as of the grant date with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 158.48%, (iii) weighted average risk free interest rate of approximately 1.65, and (iv) expected life of 1.5 years. The second tranche of 108,000 options are measured on the vesting dates which are the dates that the services are completed. As of December 31, 2003 there have been three quarterly vestings which were fair valued with the Black Scholes model at $74,643. The following assumptions were used in the model: (i) dividend yield of 0%, (ii) expected volatility range between 53.84% and 114.24%, (iii) weighted average risk free rate range of between 1.42% and 1.86%, and (iv) expected life of 1.5 years.

In March 2003, the Company issued 21,000 warrants at an exercise price of $0.81 per shares, for which the Company recognized a total of $13,927 in expense in connection with the issuance of warrants for services rendered. These warrants expire March 2008. The fair value of warrants was recorded using the Black Scholes option pricing model computed as of the date of grant using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 158.48%, (iii) weighed average risk free interest rate of approximately 3.13, and (iv) expected life of 1.5 years.

In March 2003, the Company entered into a consulting agreement with its then CFO for certain financial and accounting services, and issued him options to purchase 900,000 (300,000 pre-split) shares of the Company’s common stock at $0.95 per share. The options were issued as compensation for services. The options vest quarterly over a 3-year period. The agreement was terminated in November 2003 with 150,000 options having vested over two quarters. The options have been valued using the Black-Scholes value option method; with a measurement date as the date the services are rendered. The fair value of the options was estimated at $574,196 under the Black-Scholes option-pricing model computed as of the date the services were rendered using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility range of 81.16% to 114.24%, (iii) weighted-average risk-free interest rate range of 1.42% to 1.68%, and (iv) expected life of 1.5 years.

In March 2003, the Company’s Board of Directors approved the issuance of five-year warrants to purchase 900,000 shares (300,000 pre-split) of the Company’s common stock at $.50 per share to a firm which was retained to perform various services including: the introduction of the Company to investment banking firms; assistance in the advisory services; and assistance in developing strategic relationships. The fair value of these fully vested warrants (containing cashless exercise option) was estimated at $657,779 under the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 158.48%, (iii) weighted-average risk-free interest rate of approximately 1.65, and (iv) expected life of 1.5 years.

On April 1, 2003, the Company completed the private placement of 112,792 (37,604 pre-split) shares of its common stock for a total consideration of $250,000. The consideration included $100,000 in cash and the cancellation of $150,000 of debt previously advanced for $33,208 in expenses and $116,792 of furniture and fixtures and leasehold improvements from a related party.

On April 15, 2003, the Company committed to issue to Brookstreet Securities Corporation warrants to purchase 200,000 shares of the Company’s common stock pursuant to an investment banking agreement. The warrants were issuable in four tranches of 50,000 each , with the first tranche of 50,000 fully vested and exercisable at $1.25 per share. The second tranche will vest in 90 days after the date of the agreement and will have an exercise price of $2.25 per share. The third tranche will vest in 180 days and will have an exercise price of $3.25 per share. The fourth tranche will vest in 270 days and will have an exercise price of $4.25 per share. The fair value of warrants was estimated at $418,187 under the Black Scholes option pricing model computed as of the measurement dates, which are the dates the services were performed (vesting date). The following assumptions were used: (i) dividend yield of 0%, (ii) expected volatility range of 53.84% to 114.24%, (iii) weighed average risk free interest rate range of 1.42% to 2.57%, and (iv) expected life of 1.5 years.

In May 2003, the Company completed the first tranche of a private placement pursuant to which it sold 82,667 units to three accredited investors at $3.00 per unit for cash amounting to $248,000. Each unit consisted of one share of common stock and one warrant. Each warrant is exercisable at $3.00 until May 14, 2004. Upon exercise of the warrants each investor will receive one share of common stock and an additional warrant to purchase one share of common stock at $6.00 per share until November 15, 2004.

On June 20, 2003, the Board of Directors’ amended the Company’s articles of incorporation to increase the number of authorized shares to 110,000,000 shares, designating 100,000,000 to common stock and 10,000,000 to preferred stock. The Board of Directors is authorized to provide from time to time for the issuance of shares of preferred stock in series and to fix and determine from time to time, before issuance, the designation and relative rights and preferences of the shares of each series of preferred stock and the restrictions or qualifications. See Note 9, “Unit Offering”.

On June 2, 2003, the Company committed to issue to a consultant options to purchase 108,000 shares of the Company’s common stock at $2.40 pursuant to a consulting agreement. The warrants are issuable on demand. The fair value of warrants was estimated at $199,226 under the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 114.24%, (iii) weighed-average risk-free interest rate of approximately 1.42%, and (iv) expected life of 1.5 years.

F–14

On July 17, 2003 the Company retained Maxim Group, LLC (“Maxim”) a New York based investment banking firm to act as its lead investment bank. Under that agreement Maxim provides, among other services, assistance with the Company’s financing efforts as it attempts to secure additional capital for product development as well as to fund the process of gaining approval for the Company’s cardiac monitoring device by the FDA. Maxim will also assist the Company with general business strategy and with seeking a listing on a national exchange. Maxim was paid $50,000 at the inception of the agreement and will be paid $7,500 per month through June 30, 2004. In addition, Maxim received a total of 100,000 warrants to purchase shares of restricted common stock at $4.92 per share. The fair value of warrants was estimated at $133,349 under the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 81.16%, (iii) weighed-average risk-free interest rate of approximately 1.68, and (iv) expected life of 1.5 years.

In July 2003, the Company closed the second tranche of a private placement by selling 75.075 units to four accredited investors for total cash of $250,000, under terms consistent with the first tranche.

In August 2003, the Company entered into voluntary trading restriction agreements with three shareholders in exchange for warrants to purchase a total of 23,501 shares of the Company’s common stock at a price of $3.29 per share. In September 2003, the Company entered into a voluntary trading restriction agreement with a shareholder in exchange for warrants to purchase 18,000 shares of the Company’s common stock at 85% of the closing price of the common stock on the date of the agreement ($5.29 at September 23, 2003). The fair value of the warrants was estimated at $74,088 under the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 81.16%, (iii) weighed-average risk-free interest rate of approximately 1.68, and (iv) expected life of 1.5 years.

In September 2003, the Company issued a consultant warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $3.29 per share. The fair value of warrants was estimated at $41,202 under the Black-Scholes option-pricing model computed as of the measurement date, which is the date that the services were performed, using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 81.16%, (iii) weighed-average risk-free interest rate of approximately 1.68, and (iv) expected life of 1.5 years

In September 2003, the Company issued 305,000 shares of restricted common stock to three persons pursuant to the cashless exercise provisions of 305,000 common stock purchase warrants held by such persons.

In November 2003, the Company issued 800,000 shares of restricted common stock to an investment banking company pursuant to the exercise of 900,000 common stock purchase warrants held by such company. The warrants were exercised with the cashless exercise provisions of the common stock purchase warrant agreement.

During the year ended December 31, 2003, the Company issued in the aggregate 367,514 shares of common stock, for marketing and business services rendered during the period. These services were valued at $1,236,905 based upon the fair market value of the shares determined as the closing stock price as reported by the NASDAQ system, at the date of issuance.

F–15

The number and weighted average exercise prices of common stock options and warrants issued to consultants and others are as follows: (excluding warrants referred to in note 9)

	December 31, 2003		December 31, 2002

	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	975,000	$0.21	—	$—
Granted during the period	2,780,439	1.46	975,000	0.21
Exercised during the period	1,205,000	0.54	—	—
Terminated during the period	750,000	0.95	—	—

Outstanding at end of the period	1,800,439	1.72	975,000	0.20

Exercisable at end of the period	1,583,932	$1.64	375,000	$0.01

The following table summarizes information on common stock purchase options and warrants outstanding issued to consultants and others at December 31, 2003: (excluding warrants referred to in note 9)

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Fair Value	Weighted Average Exercise Price

$0 to 1	682,000	3.6	$1.16	$0.83
1 to 2	50,000	4.3	$2.01	$1.25
2 to 3	158,000	4.4	$2.11	$2.35
3 to 4	367,439	4.7	$1.28	$3.55
4 to 5	150,000	4.5	$1.19	$4.70
5 to 6	18,000	4.7	2.09	$5.29

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Fair Value	Weighted Average Exercise Price

$0 to 1	375,000	3.8	$0.02	$0.01

11. STOCK OPTIONS

Stock Plans

On November 1, 2002, the Company’s Board of Directors approved the establishment of the 2002 Stock Plan (the “2002 Stock Plan”). The Company’s shareholders approved the plan on June 5, 2003. The total number of shares of common stock available for grant and issuance under the plan may not exceed 6,000,000 (2,000,000 pre-split) shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the committee or the Board of Directors. At December 31, 2003, the Company had issued 3,090,000 common share purchase options under the plan.

On March 31, 2003, the Company’s Board of Directors approved the establishment of the 2003 Nonqualified Stock Option and Stock Plan (the “2003 Stock Plan”). The 2003 Stock Plan allows the Board to grant common stock purchase options or issue free-trading or restricted common stock from time to time to the Company’s employees, officers, directors and consultants. The total number of shares of common stock available for grant and issuance under the plan may not exceed 1,500,000 (500,000 pre-split) shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors. Options granted under the 2003 Stock Plan will not qualify under Section 422 of the Internal Revenue Code as incentive stock options. At December 31, 2003, the Company had issued 367,514 shares of common stock under the plan, and no options.

Information On Options And Warrants Issued To Employees

The number and weighted average exercise prices of common stock purchase options and warrants issued to employees are as follows:

	December 31, 2003		December 31, 2002

	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	—	$—	—	$—
Granted during the period	1,866,000	1.14	—	—
Exercised during the period	—	—	—	—
Terminated during the period		—	—	—

Outstanding at end of the period	1,866,000	1.14	—	—

Exercisable at end of the period	1,002,750	$1.03	—	$—

F–16

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average FairValue	Exercise Price

$0 to 1	1,740,000	4.2	$0.62	$0.92
1 to 2	—	—	$—	$—
2 to 3	10,000	4.3	$1.48	$2.85
3 to 4	10,000	4.6	$1.46	$3.75
4 to 5	106,000	4.6	$0.82	$4.31

F–17

12. COMMITMENTS AND CONTINGENCIES

The Company employs Mr. Marvin H. Fink as its Chief Executive Officer and Chairman of the Board currently under a four-year employment agreement entered into effective as of October 12, 2002. The essential terms of the employment agreement are as follows:

  Mr. Fink’s initial base salary under the agreement is $1 per year. Following the one-year anniversary of the agreement, the Board of Directors may review and adjust the base salary in light of the Company’s performance.

  Mr. Fink is entitled to a cash bonus for his second through fourth years of employment. The amount of the bonus is 10% of the after tax income exclusive of extraordinary expenses for the second year, and 15% of that amount for the third and fourth years.

  Mr. Fink is granted 2,100,000 “restricted” shares of common stock (700,000 shares pre-split), to be earned over three years of continuous employment. These shares, which are held in escrow by the company pursuant

F–18

to the terms of a restricted stock agreement until they are earned, vest in tranches of 174,999 each at the end of the first eleven quarters of Mr. Fink’s employment, with the balance vesting at the end of the twelfth quarter. Mr. Fink is entitled to all dividends, which may be declared with respect to these shares, even if not vested. See Note 10

  The agreement contains a “gross up” provision obligating the Company to make a cash payment to Mr. Fink to cover any taxes he may incur by reason of receiving any payment or distribution that would constitute an excess golden parachute payment under the federal tax laws. The gross up provision also applies to the 2,100,000 restricted shares of common stock described above, however, Mr. Fink exercised his section 83(b) election under the Internal Revenue Code subjecting him to immediate taxation upon the receipt of the shares notwithstanding their future forfeitability, so the Company’s liability, if any, for any taxes imposed under that grant should be nominal.

  Should the Company’s shares of common stock be listed on any of the NYSE, AMEX or Nasdaq national stock exchanges or markets, Mr. Fink would be entitled, if then still employed by the Company, to an additional grant of 600,000 shares of common stock (200,000 shares pre-split).

  In the event of a change in control (as that term is defined in the employment agreement), Mr. Fink would be entitled, if then still employed by the Company, to an additional grant of common stock having a market value of $5,000,000, but not to exceed 600,000 shares (200,000 shares pre-split) in total.

  Mr. Fink is entitled to a number of employee benefits under the agreement, including a $1,200 per month automobile allowance, individual medical plan reimbursement of up to $2,000 per month until the Company adopts a group plan for the Company’s employee’s, and the right to participate in all benefit plans established for the Company’s employees or executives, including medical, hospitalization, dental, long-term care and life insurance programs.

  The employment agreement provides for early termination in the case of Mr. Fink’s death or disability, Mr. Fink’s termination by the Company for “cause” as that term is defined in the agreement; Mr. Fink’s termination of employment for “good reason” as that term is defined in the agreement, a “change in ownership” as that term is defined in the agreement, or sixty days’ prior notice by Mr. Fink. In the event of an early termination of the agreement for any reason, all compensation and benefits under the agreement will terminate and the unvested portion of the 2,100,000 restricted common share grant shall be deemed forfeit as of the effective termination date, with the following exceptions:

    If the agreement is terminated during years two through four due to Mr. Fink’s disability, termination by Mr. Fink for good reason; the Company’s termination of Mr. Fink without cause, or a change in ownership, Mr. Fink will nevertheless be entitled to a pro rata portion (based upon the actual number of days of employment) of the cash bonus based on the Company’s after-tax income that he would have otherwise received for the year of termination had he remained employed until the end of that year;

    If the agreement is terminated due to Mr. Fink’s death, disability, termination by Mr. Fink for good reason; The Company’s termination of Mr. Fink without cause, or a change in ownership, the unvested portion of the 2,100,000 restricted common share grant to Mr. Fink will become fully vested and the shares released from escrow; and

    Mr. Fink and his family will be entitled to an additional three years’ medical, hospitalization, dental, long-term care and life insurance coverage if the agreement is terminated by Mr. Fink for good reason or terminated by The Company’s termination without cause, and an additional one years’ coverage if the agreement is terminated due to Mr. Fink’s disability.

The Company has engaged Dr. Budimir Drakulic as Vice President and Chief Technology Officer on an independent contractor basis under a loan-out agreement dated October 15, 2002 with two companies, B World

F–19

Technologies, Inc. and B Technologies, Inc., and Dr. Drakulic individually. Dr. Drakulic is the president and owner of these companies. The essential terms of the agreement are as follows:

  The agreement provides for a ten-year initial term. After the initial term, the agreement renews automatically for successive one-year terms, unless either party delivers 90-days’ written notice to the other of their intent not to renew.

  Dr. Drakulic’s services are provided on a mutually-acceptable part-time basis.

  The Company is obligated to pay B Technologies a $10,000 bonus upon execution, and a monthly service fee of $15,000 thereafter.

  B World Technologies was granted 600,000 “restricted” shares of common stock (200,000 shares pre-split), to be earned over five years of continuous provision of services by Dr. Drakulic. These shares, which will be held in escrow with the company pursuant to the terms of a restricted stock agreement until they are earned, vest at the rate of 30,000 shares per quarter with the first 30,000 shares vesting on January 15, 2003. B World Technologies is entitled to all dividends, which may be declared with respect to these shares, even if not vested. See Note 13.

  The loan-out agreement provides for early termination should B World and B Technologies fail, neglect or refuse to provide Dr. Drakulic’s services. In such an event, all compensation under the agreement will terminate and the unvested portion of the 600,000 restricted common share grants shall be deemed forfeit as of the effective termination date.

Concurrent with entering into the loan-out agreement, B World Technologies, B Technologies and Dr. Drakulic signed an employment, confidential information, invention assignment and arbitration agreement under which they agreed, among other things, to assign to the Company all of Dr. Drakulic’s right, title and interest in and to any and all inventions, discoveries, etc. which he conceives or develops while engaged by the Company.

In conjunction with Dr. Drakulic becoming our Vice President and Chief Technology Officer, the Company also reached an agreement in principle with Dr. Drakulic to offer to sell the Company’s common shares to certain individuals in order to protect our rights in the Signal Technologies. Pursuant to this understanding, on October 22, 2002, the Company sold 564,810 common shares (188,270 shares pre split) to eleven of those individuals, and issued a five year warrant to purchase 375,000 common shares (125,000 shares pre split) for $0.007 per share to one of those individuals, in consideration of their cash investment of $17,786. See Note 10, “Other Equity Offerings”. The Company further agreed that should it raise more than $2 million in certain offerings, to pay 4% of the proceeds of those offerings to those individuals up to the amount of $480,350. The Company is currently in discussion with those individuals relative to the payment of this obligation based upon certain issues it believes may relieve it of the liability to make such payment, and has entered into settlement agreements with four of those investors releasing the Company from the obligation to pay $110,000 of the $480,350. See Note 7, “Contingent Settlement Payable”.

Since March 1, 2003, Dr. Drakulic has worked for the Company on a full-time basis even though the loan-out agreement only provides for the provision of part-time services. The Company has agreed to characterize these additional services as being provided by Dr. Drakulic as an employee, and to pay him $7,500 annually as compensation for their provision.

On March 10, 2003, as additional incentive for the performance of Dr. Drakulic, the Company granted to B World Technologies options entitling it to purchase 750,000 shares of common stock at $0.95 per share. These options vest quarterly over a four-year term, and lapse, if not exercised, on March 9, 2008.

Mr. Ellsworth Roston, one of the Company’s Directors, provides consulting services to the Company under a two-year agreement dated November 1, 2002. Under this agreement, Mr. Roston provides advice to the Company relating to engineering, developing and refining the Company’s products and technologies. Mr. Roston also agreed under the agreement to act as a member of the Company’s Board of Directors during its term. Mr. Roston is a patent attorney who handles the Company’s patent work. The agreement specifically provides that the consulting

F–20

services provided by Mr. Roston will not include any legal work, for which the Company will compensate him separately. In compensation for his consulting services, the Company granted to Mr. Roston 225,000 “restricted” shares of common stock (75,000 shares pre-split). See Note 10, “Other Equity Transactions”.

Dr. Lowell T. Harmison, one of the Company’s Directors, provides consulting services to the Company under a three-year agreement dated February 14, 2003. Under this agreement, Dr. Harmison provides advice to the Company in the areas of technological support and strategy, product development, medical and scientific advisory board development, and FDA regulation. The compensatory terms of the agreement are as follows:

  The Company is obligated to pay Dr. Harmison $36,000 per year over the term of the agreement, payable quarterly. Dr. Harmison was entitled to receive upon execution of the agreement an initial grant of options entitling him to purchase 216,000 shares of common stock, in two tranches of 108,000 options, (36,000 shares pre split) at $0.97 per share, exercisable over five years. The first tranche of 108,000 options vest immediately and the second tranche of 108,000 options vest over three years on a quarterly basis. The fair value of the first tranche of options was $80,456 estimated using the Black Scholes option pricing model computed as of the measurement dates, which is the grant date, with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 158.48%, (iii) weighed average risk free interest rate of approximately 1.65, and (iv) expected life of 1.5 years. The second tranche of 108,000 options are measured on the vesting dates which are the dates that the services were completed. As of December 31, 2003 there have been three quarterly vestings which were fair valued with the Black Scholes model at $74,643. The following assumptions were used in the model: (i) dividend yield of 0%, (ii) expected volatility range between 53.84% and 114.24%, (iii) weighted average risk free rate range of between 1.42% and 1.86%, and (iv) expected life of 1.5 years.

  Dr. Harmison is entitled to receive options exercisable into shares of common stock in tranches of 20,000 shares per milestone for assisting the Company in attaining various milestones determined by the Company’s Board of Directors, including the preparation and filing with the FDA of a 510K application for the Company’s product, approval of that application by the FDA, and market launch of that product.

  A grant of 20,000 shares of common stock in the event of a “change in control” as that term is defined in the agreement.

In the event the agreement is terminated by the Company for any reason other than negligence, misconduct, breach of its material terms by Dr. Harmison or the failure of Dr. Harmison to render services in a reasonable fashion, all compensation prospectively payable under the agreement will become due and payable in 90 days.

13. SUBSEQUENT EVENTS

On January 28, 2004, the Company received a 510K approval from the Food and Drug Administration (“FDA”) to proceed with the sales and marketing of its first medical device, a 12-lead, 24-hour ECG heart monitoring device. The approval provides that the Company may market the device subject to requirements of annual registration, listing of devices, good manufacturing practice, labeling, prohibitions against misbranding and adulteration as well as other legal provisions.

F–21