Form 10QSB
period 2004-03-31
RECOM MANAGED SYSTEMS INC DE/
filed 2004-05-17
CIK 810365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-QSB
_________________

(Mark One)

☒     Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

                 For The Quarterly Period Ended March 31, 2004

☐     Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

                 For The Transition Period From  ________ To  _______

                 Commission File No. _______

RECOM MANAGED SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	87-0441351
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4705 Laurel Canyon Boulevard, Suite 203
Studio City, California 91607
(818) 432-4560
(Address Of Principal Executive Offices)
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES   ☒   NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 33,345,262 shares of common stock, par value $0.001 per share, as of April 30, 2004

-i-

ADVISEMENTS

     Unless the context requires otherwise, "Recom", “the company”, "we", "us", "our" and similar terms refer to Recom Managed Systems, Inc. Our common stock, par value $.001 per share, and our series ‘A; preferred stock, par value $.001 per share, are commonly referred to in this report as our “common shares” and “series ‘A’ preferred shares”, respectively. The information in this report is current as of the date of this report (May 1, 2004), unless an earlier date is specified.

     We prepare our interim consolidated financial statements in accordance with United States generally accepted accounting principles. Our consolidated financial condition and results of operations for the three-month interim period ended March 31, 2004 are not necessarily indicative of our prospective consolidated financial condition and results of operations for the full fiscal year ended December 31, 2004. The interim consolidated financial statements presented in this report as well as other information relating to our company contained in this report should be read in conjunction with the annual consolidated financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-KSB for our fiscal year ended December 31, 2003.

     On April 11, 2003, we effected a split in our common shares on a 3:1 forward basis through the mechanism of a stock dividend. Whenever we make any reference in this report to the grant or issuance of common shares or options or warrants to purchase common shares, such reference shall, for comparison purposes, be made in reference to post-split numbers and, in the case of options and warrants, exercise prices, unless we state otherwise.

     In this report we make a number of statements, referred to as "forward-looking statements", which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect", "intend", "plan", "budget", "project", "may be", "may continue", "may likely result", and similar expressions. When reading any forward looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to: (1) the success of our research and development activities, the development of a viable commercial production model, and the speed with which regulatory authorizations and product launches may be achieved; (2) whether or not a market for our products develops and, if a market develops, the pace at which it develops; (3) our ability to successfully sell our products if a market develops; (4) our ability to attract the qualified personnel to implement our growth strategies, (5)our ability to develop sales, marketing and distribution capabilities; (6) our ability to obtain reimbursement from third party payers for the products that we sell; (7) the accuracy of our estimates and projections; (8) our ability to fund our short-term and long-term financing needs; (9) changes in our business plan and corporate strategies; and (10) other risks and uncertainties discussed in greater detail in the sections of this report, including those captioned "Plan of Operation" and “Uncertainties And Other Risk Factors That May Affect Our Future Results And Financial Condition”.

     Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this report as well as other pubic reports we file with the United States Securities and Exchange Commission (the "SEC"), including our annual report on form 10-KSB for our fiscal year ended December 31, 2003. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

-i-

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
BALANCE SHEET
March 31, 2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,251,490
Prepaid expenses and other current assets	89,684

Total current assets	3,341,174
Property, plant and equipment, net of accumulated depreciation of $39,751	157,855
Intangibles – patents, net of accumulated amortization of $13,933	183,206

TOTAL ASSETS	$3,682,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$372,308

STOCKHOLDERS’ EQUITY
Series ‘A’ convertible preferred stock, $.001 par value;
10,000,000 shares authorized; 1,786,308 shares issued and outstanding	$1,786
Common stock, $.001 par value;
100,000,000 shares authorized; 33,141,322 shares issued and outstanding	33,141
Additional paid-in capital	11,959,856
Deferred compensation	(92,848)
Deficit accumulated during development stage	(8,592,008)

TOTAL STOCKHOLDERS’ EQUITY	3,309,927

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,682,235

The accompanying notes are an integral part of these financial statements.

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company) STATEMENTS OF OPERATIONS

For The Quarters Ended March 31, 2004 And 2003 And From Inception
Of Development Stage (November 7, 2000) To March 31, 2004

			From Inception
			of Development
	For the Quarters Ended March 31,		Stage
			(Nov. 7, 2000)
		2003	to
	2004	(Restated)	March 31, 2004

Revenue	$—	$—	$—

Research and development	190,255	30,083	755,386
General and administrative expenses	946,154	1,369,126	5,991,027

Total expense	1,136,409	1,399,209	6,746,413

Loss before income taxes	(1,136,409)	(1,399,209)	(6,746,413)

Provision for income taxes	—	—	—

Net loss	$(1,136,409)	$(1,399,209)	$(6,746,413)
Preferred dividend	109,334	—	2,062,500

Net loss attributed to common stockholders	$(1,245,743)	$(1,399,209)	$(8,808,913)

Basic and diluted loss per share attributed to
common stockholders	$(0.03)	$(0.04)	$(0.41)

Basic and diluted loss per share to common
stockholders	$(0.04)	$(0.04)	$(0.53)

Weighted average shares outstanding—
basic and diluted	33,072,549	31,250,844	16,614,443

The accompanying notes are an integral part of these financial statements.

RECOM MANAGED SYSTEMS, INC. (A Development Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY From Inception Of Development Stage (November 7, 2000) To March 31, 2004

			Series ‘A’ Convertible				Deficit Accumulated	From Inception
	Common Stock		Preferred Stock		Additional		During	(Nov. 7, 2000)
					Paid-in	Deferred	Development	To
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Dec. 31, 2003

2000:
Balance November 7, 2000 (as restated	4,139,784	$ 4,139			$ (4,139)	$—	$—	$—
for 3:1 stock split)			—	$—
Contributed capital	—	—			35,000	—	—	35,000
Net loss	—	—	—	—	—	—	(36,673)	(36,673)

Balance December 31, 2000	4,139,784	4,139	—	—	30,861	—	(36,673)	(1,673)
2001:
Capital contributed	—	—			45,000	—	—	45,000
Shares issued for services July 2001 – $0.033	150,000	150	—	—	4,850	—	—	5,000
Net loss	—	—	—	—	—	—	(50,000)	(50,000)

Balance December 31, 2001	4,289,784	4,289	—	—	80,711		(86,673)	(1,673)
2002:
Capital contributed	—	—	—	—	56,400	—	—	56,400
Warrants issued for Cash	—	—	—	—	125,000	—	—	125,000
Issuance of common stock for:			—	—
Technology – Sept. 2002 – $0.006	23,400,000	23,400	—	—	54,623	—	—	78,023
Services rendered – Oct. 2002 – $0.021	2,925,000	2,925	—	—	17,958	(19,678)	—	1,205
Cash – Oct 2002 – $0.03	564,810	565			17,221	—	—	17,786
Cash – Nov 2002 – $2.66	71,250	71	—	—	189,929	—	—	190,000
Contributed services – officer	—	—	—	—	20,000	—	—	20,000
Warrants issued for services	—	—	—	—	5,324	—	—	5,324
Net loss	—	—	—	—	—	—	(211,954)	(211,954)

Balance December 31, 2002	31,250,844	$31,250	—	$—	$ 567,166	$(19,678)	$(298,627)	$280,111

(continued on next page)

RECOM MANAGED SYSTEMS, INC. (A Development Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY From Inception Of Development Stage (November 7, 2000) To March 31, 2004 (Continued)

				Series ‘A’ Convertible				Deficit Accumulated	From
		Common Stock		Preferred Stock		Additional		During	Inception
						Paid-in	Deferred	Development	(Nov. 7, 2000) To
		Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Dec. 31, 2003

2003:	:
Issuance of common stock for cash and
contributed property – April 2003 – $2.22		112,812	$113	—	$—	$ 249,887	$—	$—	$250,000
Issuance of common stock for cash:
May 2003 – $3.00		82,667	83	—	—	247,917	—	—	248,000
May 2003 – $3.33		75,075	75	—	—	249,925	—	—	250,000
Issuance of common stock for services:
April 2003 – $2.80		147,192	147	—	—	411,654	—	—	411,801
April 2003 – $3.15		11,045	11	—	—	34,780	—	—	34,791
July 2003 – $3.67		111,625	112	—	—	410,192	—	—	410,304
August 2003 – $3.68		33,188	33	—	—	121,103	—	—	121,136
September 2003 – $3.77		24,292	24	—	—	91,673	—	—	91,697
October 2003 – $4.78		15,385	15	—	—	73,525	—	—	73,540
November 2003 – $3.65		18,834	19	—	—	68,783	—	—	68,802
December 2003 – $3 60		5,953	6	—	—	21,425	—	—	21,431
Cashless exercise of warrants		1,105,000	1,105	—	—	(1,105)	—	—	—
Contributed services – officer		—	—	—	—	80,000	—	—	80,000
Employee stock options issued below market		—	—	—	—	38,400	—	—	38,400
Amortization of deferred compensation		—	—	—	—	—	6,668	—	6,668
Warrants issued for:
Services		—	—	—	—	2,196,068	(219,010)	—	1,977,058
Financing cost		—	—	—	—	74,088	—	—	74,088

(continued on next page)

RECOM MANAGED SYSTEMS, INC. (A Development Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY From Inception Of Development Stage (November 7, 2000) To March 31, 2004 (Continued)

							Deficit
			Series ‘A’Convertible				Accumulated	From Inception
	Common Stock		Preferred Stock		Additional		During	(Nov. 7, 2000)
					Paid-in	Deferred	Development	To
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Mar. 31, 2004
Issuance of preferred stock for cash	—	—	1,792,975	1,793	5,376,857	—	—	5,378,650
Series A Preferred offering expenses	—	—	—	—	(572,785)	—	—	(572,785)
Preferred stock beneficial conversion feature	—	—	—	—	896,474	—	(896,474)	—
Allocation of fair value to warrants	—	—	—	—	949,121	—	(949,121)	—
Preferred stock accrued dividend payable	—	—	—	—	(107,575)	—	—	(107,575)
Net loss	—	—	—	—	—	—	(5,311,377)	(5,311,377)

Balance December 31, 2003	32,993,912	32,993	1,792,975	1,793	11,477,573	(232,020)	(7,455,599)	3,824,740
2004:
Issuance of common stock for services:
January 2004 – $6.63	52,391	$52	—	—	$190,088	—	—	$190,140
February 2004 – $4.24	25,714	26	—	—	108,979	—	—	109,005
March 2004 – $4.90	47,638	48	—	—	233,584	—	—	233,632
Cashless exercise of warrants	15,000	15	—	—	(15)	—	—	—
Contributed services – officer	—	—	—	—	20,000	—	—	20,000
Amortization of deferred compensation	—	—	—	—	—	139,172	—	139,172
Warrants issued for services	—	—	—	—	38,981	—	—	38,981
Convertible Preferred Stock Conversion	6,667	7	(6,667)	(7)	—	—	—	—
Preferred stock accrued dividend payable	—	—	—	—	(109,334)	—	—	(109,334)
Net loss	—	—	—	—	—	—	(1,136,409)	(1,136,409)

Balance March 31, 2004 (unaudited)	33,141,322	$33,141	1,786,308	$ 1,786	$11,959,856	$ (92,848)	$ (8,592,008)	$3,309,927

The accompanying notes are an integral part of these financial statements .

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Quarters Ended march 31, 2004 And 2003 and From
Inception Of Development Stage (November 7, 2000) To march 31, 2004

			From Inception of
			Development Stage
	For the Quarters Ended March		(Nov. 7, 2000)
			to
	2004	2003	Mar. 31 , 2004
		(Restated)

Cash flow from operating activities:
Net loss	$(1,136,409)	$(1,399,209)	$(6,746,413)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	16,820	5,011	68,410
Amortization of deferred compensation	139,172	1,667	147,045
Salary as contributed capital	20,000	20,000	120,000
Common stock issued for services	532,777	—	1,921,279
Warrants issued for services	38,981	752,162	2,133,851
Change in assets and liabilities:
Prepaid expenses and other current assets	41,064	37,815	(89,685)
Accounts payable and accrued expenses	(337,872)	577,623	118,411

Net cash used in operating activities	(685,467)	(4,931)	(2,327,102)

Cash used in investing activities:
Purchase of equipment	(2,589)	(128,033)	(212,334)
Capitalized technology cost	(18,174)	(27,081)	(82,125)

Net cash used in investing activities	(20,763)	(155,114)	(294,459)

Cash flow from financing activities:
Capital contributions	—	3,295	136,400
Increase in bank overdraft	—	8,061	—
Sale of common stock for cash	—	—	805,786
Sale of preferred stock for cash, net of expenses	—	—	4,805,865
Sale of warrants for cash	—	—	125,000

Net cash provided by financing activities	—	11,356	5,873,051

Net increase (decrease) in cash and cash equivalents	(706,230)	(148,689)	3,251,490

Cash and cash equivalents at beginning of period	3,957,720	148,689	—

Cash and cash equivalents at end of period	$3,251,490	$—	$3,251,490

Continued

RECOM MANAGED SYSTEMS, INC. (A Development Stage Company) STATEMENT OF CASH FLOWS From Inception Of Development Stage (November 7, 2000) To March 31, 2004 (Continued)

Supplemental Cash Flow Information:

     For the years from inception of development stage (November 7, 2000) to March 31, 2004, Recom paid no interest or income taxes.

Supplement Investing and Financing Activities:

     During the quarter ended March 31, 2004, the company issued 125,743 shares of common stock, for marketing and business services rendered during the period. These services were valued at $532,777 based upon the market value of the shares at the date of issuance. Of those shares issued, 52,391 shares of common stock valued at $190,140 based upon the market value of the shares at the date of issuance related to expenses accrued during the fourth quarter of 2003 since the services were rendered during that period.

     The Company accrued $9991at March 31, 2004 for legal expenses that were capitalized in intangible assets - patents. Such amounts were paid in April 2004.

     The Company has accrued $109,334 in dividends related to the Series “A” Convertible Preferred Stock. Such dividends are a non-cash charge as they will be paid in-kind.

The accompanying notes are an integral part of these financial statements.

RECOM MANAGED SYSTEMS, INC.
     (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
     For The Quarters Ended March 31, 2004 and 2003 And From
Inception Of Development Stage (November 7, 2000) To December 31, 2003

  BASIS OF PRESENTATION

The accompanying unaudited financial statements as of March 31, 2004 and for the periods ended March 31, 2004 and 2003 and from inception (November 7, 2000) to March 31, 2004 have been prepared by Recom pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2003 as disclosed in the company’s 10-KSB.

The results of the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

Restatement Of The Three Month Period Ended March 31, 2003

The financial statements for the three-month period ended March 31, 2003 have been restated to include certain compensatory contracts for which the appropriate compensation expense had not been allocated quarterly. Additionally, the company corrected certain asset accounts due to the change in the original accounting for the acquisition of the amplification technology from ARC Finance, Inc. The primary changes were: $22,000 for senior management deferred compensation, $238,000 for stock and warrant compensation for business and consulting services. $658,000 for warrants issued for investment banking services. $70,000 in intangible assets to record the original patent at historical cost, and $10,000 to correct the original acquisition of certain fixed assets and $21,000 to correct for pre-split stock issuances.

The effect of these changes to the March 31, 2003 financial statements are as follows:.

	For the Quarter Ended March 31, 2003

	Reported	Adjustments	Restated

Net loss to Common Shareholders	$(482,833)	$(916,376)	$(1,399,209)

Basic and diluted loss per share	$(0.05)	$0.00	$(0.04)

Basic and diluted loss per share to common shareholders	$(0.05)	$0.00	$(0.04)

Weighted average shares oustanding — basic and diluted	10,416,948	—	31,250,844

Pro Forma Stock Option Information

Pro forma information regarding the effects on operations as required by SFAS No. 123 and SFAS No. 148, has been determined as if the company had accounted for its employee stock options under the fair value method of those statements.

Pro forma information is calculated using the Black-Scholes method at the date of grant based on the following assumptions: (i) risk free interest rate of 1.69%; (ii) dividend yield of 0%; (iii) volatility factor of the expected market price of the company’s common stock of 83.55%; and (iv) an expected life of the options of 1.5 years. This option valuation model requires input of highly subjective assumptions. Because the company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of the estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

The company’s pro forma information is as follows:

	Three Month Period Ended March 31, 2004	Three Month Period Ended March 31, 2003

Net loss as reported	$(1,136,409)	$(1,399,209)
Current period expense calculated under APB 25	—	—
Stock compensation calculated under SFAS 123	(145,223)	(443,706)

Pro forma net loss	$(1,281,632)	$(1,842,915)

Basic and diluted historical loss per share	$(0.03)	$(0.04)

Pro forma basic and diluted loss per share	$(0.04)	$(0.06)

  DEVELOPMENT STAGE COMPANY

As reflected in the accompanying financial statements, the company has losses from inception, negative cash flows from operations, and no established source of revenue. Further, no assurance can be given that the company will produce successful commercial products or services and no assurance can be given that the regulatory agencies, physicians, patients, or insurance providers will accept the products or services. However, the company will continue its business plan to develop its line of products, which management currently believes will be ready for market approximately in late 2005. Management also believes that the company has sufficient capital to fund its operations through October 2005.

  EQUITY TRANSACTIONS

In February 2004, the company hired an investor relations company. As part of the company’s agreement with the investor relations firm, the firm is to be issued 500 unregistered common shares per month during the six-month term of their engagement. During the first quarter of 2004, the investor relations firm was issued 1,000 common shares as part of their services, which were valued at $5,200 based upon the fair market value of the shares determined as the closing stock price as reported by the Over-The-Counter Bulletin Board, also called the OTCBB, at the date of issuance.

In March 2004, the company hired an additional investor relations company. As part of the company’s agreement with this investor relations firm, the firm is to be issued 25,000 unregistered common shares. The shares were valued at $113,750 based upon the fair market value of the shares determined as the closing stock price as reported by the OTCBB at the date of issuance. This is partial compensation under the agreement for the provision of various investor relations services over a six-month period.

During the quarter ended March 31, 2004, the company issued in the aggregate 125,743 common shares for marketing and business services, including the shares mentioned above. These services were valued at $532,777 based upon the fair market value of the shares determined as the closing stock price as reported by the OTCBB at the date of issuance. Of those shares issued 52,391 shares of common stock valued at $190,140 were expensed during the fourth quarter of 2003 since the services were rendered during that period.

During the quarter ended March 31, 2004, the company issued in the aggregate 158,000 common share purchase options to employees and members of the company’s board of directors. All options were issued at an exercise price equal to the closing market price as reported by the OTCBB on the date of issuance. Of those, 50,000 option were issued in January 2004, vested immediately and were exerciseable at a price of $3.50 per share; 80,000 options were issued in January 2004, vest quarterly over a four year time period and are exerciseable at $3.60 per share; and 28,000 options were issued in February 2004, vest quarterly over a one year time period and are exerciseable at $3.70 per share.

  COMMITMENTS AND CONTINGENCIES

In conjunction with Dr. Budimir Drakulic becoming a Vice President and Chief Technology Officer, the company also reached an agreement-in-principle with Dr. Drakulic to offer to sell common shares to certain individuals in order to protect the company’s rights in the Signal Technologies from any litigation that might be filed against Dr. Drakulic and to ensure that the development of the technology would not be interrupted or disrupted while Dr. Drakulic defended any such action. As part of that agreement, the company agreed that should it raise more than $2 million in certain offerings, it would pay 4% of the proceeds of those offerings greater than $2 million to those individuals up to a maximum amount of $480,350. At December 31, 2003, Recom’s potential obligation related to this offering was $104,201. The company reached settlements with a number of those individuals during the first quarter and the potential liability has been further reduced. At March 31, 2004, the remaining liability related to the settlement was $40,835. Since March 31, 2004, the company has reached agreements with certain other individuals related to this settlement in the amount of $5,632.

As of March 31, 2004, the company had accrued dividends payable with respect to the series ’A’ preferred shares in the amount of $216,909. Of this amount, $107,575 relates to accrued dividends for the year ended December 31, 2003. These amounts are payable either in cash from funds legally available for that purpose, or in kind, in the form of additional series ’A’ preferred shares, at the company’s discretion. The company intends to pay this dividend in kind. The accrued dividend is included in accounts payable and accrued expenses.

  SUBSEQUENT EVENTS

On April 26, 2004, the company increased the number of preferred shares designated as series ‘A’ preferred shares to 3,000,000.

After March 31, 2004, the company issued an additional 78,937 common shares for business and marketing consulting services.

After March 31, 2004, 125,003 series ‘A’ preferred shares were converted into common shares.

Overview

PLAN OF OPERATION

     Recom is a development stage medical device company focused on researching, developing and marketing heart (cardiac) monitors and other diagnostic medical devices which monitor and measure the body’s physiological signals in order to detect and prevent medical complications and diseases that impact an individual’s health. Our products will operate using a proprietary and patented "amplification" technology which enables them to more accurately discriminate physiological signals from ambient electromagnetic background noise than existing amplification technologies. An “amplification” technology is one which enlarges or “amplifies” the body’s signals of interest for diagnostic purposes while removing unwanted electromagnetic noise from other sources. Our amplification technology is an enhancement of a proven amplification technology used by the United States Air Force to record a pilot’s neurological (brain) responses, and the ability of our amplification technology to more accurately discriminate physiological signals from ambient electromagnetic background noise than existing amplification technologies is based upon these proven applications and enhancements.

     Heart monitors are used to collect physiological data for electrocardiogram tests, commonly known as 12-lead ECGs or EKGs, for the purpose of detecting and identifying cardiovascular disease. For example, by examining changes in waveforms in 0.67 to 40 Hz frequency range, known as the EC-38 standard, heart specialists known as cardiologists can identify irregularities in the heart’s rate and rhythm (arrhythmia). By examining changes in waveforms in the broader 0.05 Hz to 150 Hz frequency range, known as the EC-11 standard, cardiologists can identify different types of coronary artery disease, including damage to the heart muscles or tissue resulting from decreased blood flow attributable to the narrowing of the arteries (cardiac ischemia), enlargement of the heart resulting from additional effort attributable to the hardening of the heart muscle (hypertrophy), and the occurrence of prior heart attacks as well as the presence of current heart attacks.

     We are currently developing our first product, a 12-lead battery-operated non-invasive ambulatory heart monitor, which we have designated as the Recom Model 100 Ambulatory, Digital, Wireless ECG Monitor System. An ambulatory heart monitor, commonly known as a "holter" monitor, allows the patient’s heart to be continuously monitored over a period of 24 to 48 hours, while the patient carries out his or her daily activities away from the physicians’ office or hospital. The principal purpose in conducting ECG tests on an ambulatory basis is that many types of arrhythmia and coronary artery disease such as cardiac ischemia and cardiac hypertrophy as well as the occurrence of past or present heart attacks can escape detection without longer-term monitoring in a more physically active or stressful setting than that obtained in a clinical setting. However, ambulatory heart monitors currently are unable to accurately identify most heart diseases (other than arrhythmia, which constitutes only a small percentage of heart diseases), given their inability to distinguish and discriminate the physiological signals associated with these diseases from electromagnetic ambient or background “noise” in the lower and upper portions of the full 0.05 to 150 Hz EC-11 frequency range. Ambient or background noise are electromagnetic signals emanating from other electromagnetic sources, including signals generated by the other organs, muscles and systems of the body, whether from movement or the performance by those organs of their bodily functions, and signals generated by sources external to the body, such as electronic equipment, lights or engines. The principal reason for the inability of currently marketed ambulatory heart monitors to accurately identify heart diseases other than arrhythmia is that the physiological signals associated with these other heart diseases are of a much lower amplitude or strength in the lower (0.05 to 0.67 Hz) and upper (40 to 150 hz) portions of the EC-11 frequency range, meaning that they do not stand-out from the ambient background noise in these portions and therefore cannot be easily discriminated from those signals. Thus, these products are limited to identifying higher-amplitude signals associated with arrhythmia in the less-broad but higher-amplitude 0.67 to 40 Hz EC-38 frequency range. Our model 100 ambulatory heart monitor, on the other hand, should be the first ambulatory monitor on the market with the capability to clearly identifying all types of coronary artery diseases (as well as arrhythmia) due to its ability to amplify the lower-amplitude physiological signals associated with those in the lower and upper portions of the full 0.05 to 150 Hz EC-11 frequency range.

     We have recently completed development of the "front-end" or hardware portion of our model 100 heart monitor, and received FDA 510(k) marketing approval on January 28, 2004 to market that portion of the device in the United States on the basis of it being substantially equivalent to other devices on the market. The "front-end" portion of the heart monitor amplifies, collects, processes and records data. We are currently developing the "back-end" or software portion of our model 100 heart monitor, which allows the management and interpretation of the data. We intend to use and integrate into our system commercially available software for which FDA approval has already been received by original manufacturer, to manage and interpret this data. We do not believe that integration of this software into our system will require additional FDA approval. Once we have completed these steps, we must design and engineer a "production" model for mass manufacturing which will be durable, reliable and maintenance-free, and competitively priced. We anticipate that we will complete a production model of our model 100 heart monitor, integrating both back-end and front-end functions, by the end of fiscal 2005, and will have also commenced commercial marketing efforts by the end of that period.

     In the longer-term, we will also market heart monitors for each of the exercise and clinical (resting) segments of the ECG market. We have initially chosen to target the ambulatory market segment with our initial product since our product advantages discussed above will have the most impact on this market segment, and to then leverage our success in this market to penetrate the exercise and clinical (resting) market segments. We believe that our amplification technology will give our monitors products advantages in both of these ECG market segments insofar as it not only separates or distinguishes low-amplitude signals from background noise, but it produces a more clear and consistent signal than that produced by monitors currently on the market. This higher signal quality will allow the cardiologist to more accurately identify the specific cardiovascular disease.

Results Of Operations

     Our net loss (before preferred dividends) decreased $262,800 from $1,399,209 for the three-month interim period ended March 31, 2003, to $ 1,136,409 for the three-month interim period ended March 31, 2004, largely due to equity compensation expense recorded for investment banking services in the first quarter of fiscal 2003. Research and development expenditures increased from $30,083 for the three-month interim period ended March 31, 2003 to $190,255 for the three-month interim period ended March 31, 2004, reflecting the continued ramp-up in our research and development activities, including the addition of engineering personnel. General and administrative expenses decreased from $1,369,126 to $946,154 for the three-month interim periods ended March 31, 2003 and 2004, respectively, reflecting the previously mentioned investment banking fee. The primary components of the decreased general and administrative expenses were (1) professional fees (legal, accounting, investment banking, investor relations, and general consulting for management and marketing), and (2) premiums for directors and officers insurance. We also incurred a preferred dividend of $109,334 in the first quarter of 2004.

Plan Of Business Through End Of Fiscal 2005

     Our plan of operation until the end of fiscal 2005 is to complete the development of our first product, our model 100 ambulatory heart monitor.

     As discussed earlier in this report, we have recently completed development of the "front-end" or hardware portion of our model 100 heart monitor, and submitted it to the FDA for marketing approval on a 510(k) basis as being substantially similar to other devices on the market. The "front-end" portion of the device collects, processes and records data. FDA 510(k) approval to market this "front-end" portion of our device in the United States was subsequently granted by the FDA on January 28, 2004. We are currently developing the "back-end" or software portion of our model 100 heart monitor, which allows the management and interpretation of the data. We intend to use and modify commercially available software for which FDA approval has already been received to manage and interpret this data. We do not believe that our modification of this software will require additional FDA approval. Once we have completed these steps, we must design and engineer a "production" model for mass manufacturing which will be durable, reliable and maintenance-free, and competitively priced. We anticipate that we will complete a production model of our model 100 heart monitor, integrating both back-end and front-end functions, by the end of fiscal 2005, and will have also commenced commercial marketing efforts by the end of that period.

     We have currently budgeted $3,600,000 to complete the development of our non-invasive ambulatory heart monitor through the end of fiscal 2005, including $2,300,000 to cover our projected general and administrative and marketing expenses during this period, and $1,300,000 to cover our projected research and development, and product testing and development costs during this period.

     The steps we need to take to complete our research and development, product development and testing activities include the following:

  We need to finalize the remaining development work on the "front-end" portion of the device, which consists of designing the device to meet the ANSI/AAMI EC-38 standard for ambulatory electrocardiographs adopted by the FDA for clinical (resting) diagnostic heart monitors (i.e., ability to interpret physiological signals throughout the entire 0.7HZ to 150 HZ range), as well as satisfying applicable performance, safety and environmental standards such as those relating to electromagnetic interference, electromagnetic susceptibility, shock and current leakage. These latter standards include the IEC60601-2-27 requirements for the safety of electrocardiograph devices; the IEC 60601-1-2 requirements for safety and electromagnetic compatibility; the UL2601-1 medical equipment general requirements for safety; and FCC regulations underpart 15, subpart C, governing allowable frequency ranges for different types of devices, including medical devices. None of this work needs to be approved by the FDA, however, before we can commence marketing our model 100 monitor, we must not only satisfactory complete the performance testing of our monitor to establish that it satisfies the requirements described above, but must also conduct user preference tests measuring our device against other ambulatory monitors. This latter testing will be conducted at our laboratory facilities as well as at selected hospitals and university sites. A minor expense in the testing will be the cost to acquire competitor’s devices. We anticipate that we will complete this work by the end of the fourth quarter of 2004. We have budgeted $280,000 for this phase.

  We also need to complete the "back-end" portion of the device. To do so, we anticipate spending $250,000to purchase off-the-shelf software which we can use with only minor modifications, and spending an additional $200,000 to develop proprietary software and algorithms. We anticipate that we will complete this work by the end of the first quarter of 2005.

  Once we have fully designed the "front-end" portion of our device, we intend to submit test protocols in thethird quarter of 2005 to the Institutional Review Board ("IRB") to review. We will coordinate the writing ofa number of "white papers" relating to effectives of our device and published results in peer review journals.
  The term “white paper” is used to describe articles written by recognized experts in the field and presented at technical conferences or published in scientific journals. During this period, we also intend to make arrangements with four or more hospitals or clinics to test our device. We anticipate that we will complete this process by the third quarter of 2005. During the course of this period we should complete the "back-end" portion of the device, and we will then have the opportunity to use it during the clinical testing with the "front-end" portion. Our anticipated budget for these activities is $300,000.

  We need to design a vest which can be used on a 24/7 basis for extended periods of time, while being taken off by the patient intermittently for showers, etc. We must address two engineering issues in developing this vest. First, we need to develop an electrode which can be incorporated into the vest to monitor the patient’s heart signal, thus replacing the use of leads and gels currently used in recording ECGs. Second, we need to design the vest in such a fashion that it not only holds the electrode against the body at the correct location and in the proper manner, but it also can be adapted to fit patients with different heights, weights and physiques. We project that we will spend approximately $230,000 to conduct these development activities, and expect to complete them by the last quarter of 2005.

  We have also budgeted $60,000 to purchase various items of equipment to test the operation of the device over different phases.

     Marketing activities included in our general and administrative expenses will include (1) hiring three sales managers by the end of 2005 for the east coast, Midwest, and south, respectively; (2) exhibiting at various trade shows, including shows for the North American Society for Pacing and Electrophysiology, American College of Cardiology and American Heart Association to be held in 2005; (3) commencing an advertising program in cardiology journals in 2005, and (4) providing sample heart monitors to key cardiologists, hospitals and monitoring centers in early to mid 2005.

     We anticipate that we will convert one current consultant to an employee, and add four additional employees, to our staff through the end of fiscal of 2005.

Liquidity And Capital Resources

     For the period January 1, 2002 through March 31, 2004, we principally financed our operations through a combination of (1) the sale of our common shares, series ‘A’ preferred shares and common share purchase warrants for cash ($5,873,051); and (2) the issuance of common shares or common share purchase warrants in payment of the provision of services ($4,295,024).

     We currently have approximately $3,250,000 of cash on hand, which we project will fund our projected product development and operating costs through the October 2005. Once we commence marketing our heart monitor, we project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs for at least eight months. We will need to raise additional cash and working capital to cover an expected shortfall in our cash and working capital until we become cash-flow positive. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital could occur sooner than projected. For example, we are currently considering the acquisition of a non-prescription heart monitor from TZ Medical, Inc. which would increase our projected marketing costs, although it is probably less probable than more probable that we will consummate the transaction. Should we determine it to be necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

     UNCERTAINTIES AND OTHER RISK FACTORS THAT
MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

     Our future results of operations or financial condition and your investment in our common shares may be adversely affected by the uncertainties and other risk factors enumerated below as well as those presented elsewhere in this report and in other reports we periodically file with the SEC, including our annual report on form 10-KSB for the fiscal year ended December 31, 2003, and should be considered in context with the various disclosures concerning our company presented elsewhere herein and therein.

Risks Relating To Our Business

We have a limited operating history upon which an investor can evaluate an investment in our business.

     To date, we are a development stage company principally engaged in research and development, organizational and startup activities. Our limited operating history will make it difficult, if not impossible, to predict future operating results and to assess the likelihood of our business success in considering an investment in our company. Risks and issues inherent in the establishment and expansion of a new business enterprise which we face include, among others, problems of entering new markets, marketing new technologies, hiring and training personnel, acquiring reliable facilities and equipment, and implementing operational controls. As a development stage company, we are also subject to risks and or levels of risk that are often greater than those encountered by companies with established operations and relationships. Development stage companies often require significant capital from sources other than operations. Since we are a start-up business, our management and employees will shoulder the burdens of the business operations and a workload associated with company growth and capitalization that is disproportionately greater than that for an established business. We cannot give you any assurance that we will successfully address these risks. Our prospects must be considered speculative, which may limit our ability to encourage further investment in our company.

     We have no revenues to date and have accumulated losses since our inception. Our continued inability to generate revenues and profits could cause us to go out of business and for you to lose your entire investment.

     We have incurred cumulative net losses (after preferred dividends) in the amount of $8,808,913 from our inception through March 31, 2004. We have no commercial product sales or revenues to date, and do not anticipate that we will complete the development of our first product, a non-invasive ambulatory heart monitor, and introduce it to the markets, until the end of fiscal 2005. Once we commence marketing our heart monitor, we project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs for at least eight months. We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive when our products are initially introduced to markets, due to the significant costs associated with the development and marketing of our products and services.

     Our inability to raise additional working capital at all or to raise it in a timely manner would negatively impact our ability to fund our operations, to generate revenues, and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business. Should this occur, the value of your investment in the common shares could be adversely affected, and you could even lose your entire investment.

     Based upon our current projections, we have sufficient working capital to fund our projected product development and operating costs through the end of fiscal 2005, although this coverage could be less than that period as the result of changes in our anticipated level of operations, higher than expected costs, or changes in our business plans. As noted in the prior risk factor, we do not anticipate that we will complete the development of our first product, a non-invasive ambulatory heart monitor, and introduce it to the markets, until the end of fiscal 2005, and also do not anticipate that we will be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs for at least eight months after the introduction of that product. We believe that it is highly likely that we will need to raise additional cash and working capital to cover an expected shortfall in our cash and working capital until we become cash-flow positive. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital could occur sooner than that projected. We currently do not have any binding commitments for, or readily available sources of, additional financing. Should we determine it to be necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

     Even if we are able to raise additional financing, we might not be able to obtain it on terms that are not unduly expensive or burdensome to the company, or which do not adversely affect your rights as a common shareholder or the value of your investment in our common shares, including substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares.

     Even if we are able to raise additional cash or working capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or the satisfaction of indebtedness without any cash outlay through the private issuance of debt or equity securities, the terms of such transactions may be unduly expense or burdensome to the company or disadvantageous to our existing shareholders. For example, we may be forced to sell or issue our securities at significant discounts to market, or pursuant to onerous terms and conditions, including the issuance of preferred stock with disadvantageous dividend, voting or veto, board membership, conversion, redemption or liquidation provisions; the issuance of convertible debt with disadvantageous interest rates and conversion features; the issuance of warrants with cashless exercise features; the issuance of securities with anti-dilution provisions; and the grant of registration rights with significant penalties for the failure to quickly register. If we raise debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. We also might be required to sell or license our products or technologies under disadvantageous circumstances we would not otherwise consider, including granting licenses with low royalty rates and exclusivity provisions.

     We will face intense competition from competitors that have greater financial, technical and marketing resources. These competitive forces may impact our projected growth and ability to generate revenues and profits, which would have a negative impact on our business and the value of your investment.

     The market for heart monitoring devices and services is intensely competitive and characterized by rapidly changing technology, evolving industry standards, and price competition. There are no substantial barriers to entry, and we expect that competition will be intense and may increase. Many of our existing competitors may have substantially greater financial, product development, technical and marketing resources, larger customer bases, longer operating histories, better name recognition and more established relationships in the industry. As a result, certain of these competitors may be able to develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their products and services, or aggressively reduce their sales prices below the our costs. We cannot assure you that we will be able compete successfully with existing competitors or new competitors.

     Our products are highly regulated. We may be unsuccessful in obtaining regulatory approvals for our products in various markets, even though we may invest a significant amount of time and money in our efforts to procure those approvals. Our failure to receive the regulatory approvals in these markets may adversely affect our revenues and profitability, which in turn would adversely affect the value of your investment. Our failure to receive the regulatory approvals in a large number of key markets, including the United States, would likely cause us to go out of business and for you to lose your entire investment.

     The manufacture, sale, promotion and marketing of our heart monitor products and other products we intend to develop are subject to regulation by the FDA and similar government regulatory bodies in other countries. As we develop or obtain new products we will be required to determine what regulatory requirements, if any, we must comply with in order to market and sell our products in the United States and worldwide. The process of obtaining regulatory approval could take years and be very costly, if approval can be obtained at all. If we fail to comply with these requirements, we could be subjected to enforcement actions such as an injunction to stop us from marketing the product at issue or a possible seizure of our assets. We intend to work diligently to assure compliance with all applicable regulations that impact our business. We cannot assure you, however, that we will be able to obtain regulatory approval for all of our products or that, in the future, additional regulations will not be enacted which might adversely impact our operations. Our failure to receive the regulatory approvals in as number of markets may adversely affect our revenues and profitability, which in turn would adversely affect the value of your investment. Our failure to receive the regulatory approvals in a large number of key markets, including the United

     Because we are not diversified, you will be subject to a greater risk of loss of your investment should our single proposed product line fail.

     The only business opportunities we are presently pursuing are the heart monitor (ECG) market and, later, the neurological brain scan (EEG) markets. Unlike many established companies that are diversified, we do not presently have other businesses, properties, investments or other income producing assets upon which we could rely upon should our single product line fail, thereby increasing the risk of loss of your entire investment should our proposed product line fail.

     Our customers may not be able to receive third party reimbursement for our future products. If our customers are not reimbursed by third party payors, such as private health insurers, it is not likely that they will use our products. The inability of our customers to receive third party reimbursements for our products may adversely affect our business and the value of your investment

     We intend to sell our heart monitoring device to individual patients and doctors who will seek reimbursement from various third party payers, including government health programs, private health insurance plans, managed care organizations and other similar programs. We cannot assure you that reimbursement will be available from third party payers or, if available, that the reimbursement policies of the third party payers will not adversely affect our ability to sell our product profitably. If our customers are not reimbursed by third party payers or if the reimbursement by third party payers is too low, our business may be adversely affected and the value of your investment will decline.

     Our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies will be adversely affected if the licensees, strategic partners or third party marketing and distribution partners we intend to rely upon to provide a significant part of our marketing and sales functions fail to perform as expected. This failure would have a negative impact on our business and the value of your investment.

     We currently have no internal sales, marketing and distribution capabilities, and will rely extensively on third-party licensees, strategic partners or third party marketing and distribution companies to perform a significant part of those functions. As a consequence of that reliance, our ability to effectively market and distribute our products will be dependent in large part on the strength and financial condition of others, the expertise and relationships of those third-parties with customers, and the interest of those parties in selling and marketing our products. Prospective third-party licensees, strategic partners and marketing and distribution parties may also market and distribute the products of other companies. If our relationships with any third-party licensees, strategic partners or marketing and distribution partners were to terminate, we would need to either develop alternative relationships or develop our own internal sales and marketing forces to continue to sell our products. Even if we are able to develop our internal sales, marketing and distribution capabilities, these efforts would require significant cash and other resources that would be diverted from other uses, if available at all, and could cause delays or interruptions in our product supply to customers, which could result in the loss of significant sales or customers. We can give you no assurance that we will be successful in our efforts to engage licensees, strategic partners or third party marketing and distribution companies to meet our sales, marketing and distribution requirements.

     Our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies will be adversely affected if the third-party manufacturers or suppliers we intend to rely upon to manufacture our products fail to perform as expected. This failure would have a negative impact on our business and the value of your investment.

     We currently have no internal manufacturing capability, and will rely extensively on licensees, strategic partners or third party contract manufacturers or suppliers. A delay or interruption in the supply of components or finished products could adversely affect our ability to introduce our products onto the market. Should we be forced to manufacture our products, we cannot give you any assurance that we will be able to develop an internal manufacturing capability or procure third party suppliers. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers we procure will be able to supply our product in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

     We are dependent for our success on a few key executive officers. Our inability to retain those officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment

     Our success depends to a critical extent on the continued efforts of services of our Chief Executive Officer, Mr. Marvin H. Fink, and our Vice President and Chief Technology Officer, Dr. Budamir S. Drakulic. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. Although Mr. Fink has signed an employment agreement pursuant to which he will provide continued services to the company until October 12, 2002, and Dr. Drakulic is employed as a consultant under a loan-out agreement through October 15, 2012, these agreements will not preclude either of these key officers from leaving the company. We currently maintain key man life insurance policies in the amount of $1 million with respect to Mr. Fink and $3 million with respect to Dr. Drakulic which will assist us in recouping some of our costs in the event of the death of those officers.

     Our inability to hire qualified personnel could impede our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies, which would have a negative impact on our business and could adversely affect the value of your investment in our common shares.

     We currently have an extremely small staff comprised of seven officers and employees. Although we believe that these officers and employees, together with the consultants currently engaged by our company, will be able to handle most of our operational requirements until the end of fiscal 2005 until we are ready to introduce our products to market, we will nevertheless be required over the longer-term to hire highly skilled managerial, engineering, technical, sales and marketing and administrative personnel to fully implement our business plan and growth strategies. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices, or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

     We plan to grow very rapidly, which will place strains on our management team and other company resource to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to train and manage the personnel necessary to implement those functions. Our inability to manage our growth could impede our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies, which would have a negative impact on our business and the value of your investment.

     We will need to significantly expand our operations to implement our longer-term business plan and growth strategies. We will also be required to manage multiple relationships with various strategic partners, technology licensors, customers, manufacturers and suppliers, advertisers, consultants and other third parties. This expansion and these expanded relationships will require us to significantly improve or replace our existing managerial, operational and financial systems, procedures and controls; to improve the coordination between our various corporate functions; and to manage, train, motivate and maintain a growing employee base. The time and costs to effectuate these steps may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. We cannot assure you that we will institute, in a timely manner or at all, the improvements to our managerial, operational and financial systems, procedures and controls necessary to support our anticipated increased levels of  operations and to coordinate our various corporate functions, or that we will be able to properly manage, train, motivate and retain our anticipated increased employee base. Our inability to protect our patents and proprietary rights will adversely affect our business and the value of your investment

     We may have difficulty in attracting and retaining management and outside independent members to our board of directors as a result of their concerns relating to their increased personal exposure to lawsuits and shareholder claims by virtue of holding these positions in a publicly-held company

     The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these concerns, directors and management are also becoming increasingly concerned with the availability of directors and officers’ liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors and officers liability insurance has recently become much more expensive and difficult to obtain. If we are unable to obtain directors and officers liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors. The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks. As a company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

     Our inability to protect our intellectual property rights could negatively impact our projected growth and ability to generate revenues and profits, which would have a negative impact on our business and the value of your investment.

     We rely on a combination of patent, patent pending, copyright, trademark and trade secret laws, proprietary rights agreements and non-disclosure agreements to protect our intellectual properties. We cannot give you any assurance that these measures will prove to be effective in protecting our intellectual properties. Our inability to protect our intellectual property rights could negatively impact our projected growth and ability to generate revenues and profits, which would have a negative impact on our business and the value of your investment.

     In the case of patents, we cannot give you any assurance that our existing patents will not be invalidated, that any patents that we currently or prospectively apply for will be granted, or that any of these patents will ultimately provide significant commercial benefits. Further, competing companies may circumvent any patents that we may hold by developing products which closely emulate but do not infringe our patents. While we intend to seek patent protection for our products in selected foreign countries, those patents may not receive the same degree of protection as they would in the United States. We can give you no assurance that we will be able to successfully defend our patents and proprietary rights in any action we may file for patent infringement. Similarly, we can give you any assurance that we will not be required to defend against litigation involving the patents or proprietary rights of others, or that we will be able to obtain licenses for these rights. Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial.

     We also rely on proprietary designs, technologies, processes and know-how not eligible for patent protection. We cannot give you any assurance that our competitors will not independently develop the same or superior designs, technologies, processes and know-how.

     While we have and will continue to enter into proprietary rights agreements with our employees and third parties giving us proprietary rights to certain technology developed by those employees or parties while engaged by our company, we can give you no assurance that courts of competent jurisdiction will enforce those agreements.

Risks Relating To An Investment In Our Securities

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

     We do not anticipate paying cash dividends on our common shares in the foreseeable future, and we cannot assure an investor that funds will be legally available to pay dividends, or that even if the funds are legally available, that the dividends will be paid.

     The application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.

     As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell the common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

     Our common shares are sporadically or “thinly” traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares

     Our common shares have historically been sporadically or "thinly” traded on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven development stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

     The market price for our common shares is particularly volatile given our status as a relatively unknown development stage company with a small and thinly-traded public float, limited operating history and lack of revenues or profits to date for our newly introduced products, which could lead to wide fluctuations in our share price. The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

     The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, we have relatively few common shares outstanding in the "public float" since most of our shares are held by a small number of shareholders. In addition, as noted above, our common shares are sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of revenues or profits to date, and uncertainty of future market acceptance for our products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of our products and services as viable security and technology solutions; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

     Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility in our common share price may subject us to securities litigation.

     As discussed in the preceding risk factor, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

     A single shareholder currently beneficially owns the majority of our outstanding common shares, which may limit the ability of yourself or other shareholders, whether acting singly or together, to propose or direct the management or overall direction of our company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our company that might otherwise result in you receiving a premium over the market price for your common shares.

     ARC Finance Group, LLC, which is owned and controlled by Ms. Tracey Hampton, owns approximately 70% of our outstanding common shares. As a consequence, ARC Finance Group will retain the ability to elect a majority of our board of directors, and thereby control our management. ARC Finance Group also has the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.

     A large number of common shares are issuable upon conversion of our series ‘A’ preferred shares or the exercise of outstanding common share purchase options or warrants. The conversion or exercise of these securities could result in the substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. The sale of a large amount of common shares received upon the conversion or exercise of these securities on the public market to finance the exercise price or to pay associated income taxes, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

     There are currently outstanding as of April 30, 2004, 1,661,305 series ’A’ preferred shares each convertible into one common share at the conversion rate of $3 per share, and common share purchase options and warrants entitling the holders to purchase 5,267,327 common shares at a weighted average exercise price of $2.09 per share, including a number granted to directors, officers, employees and consultants that are subject to vesting conditions. In the event of the conversion or exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their conversion or exercise of these securities.

     Our issuance of additional common shares or preferred shares, or options or warrants to purchase those shares, would dilute your proportionate ownership and voting rights. Our issuance of additional preferred shares, or options or warrants to purchase those shares, could negatively impact the value of your investment in our common shares as the result of preferential voting rights or veto powers, dividend rights, disproportionate rights to appoint directors to our board, conversion rights, redemption rights and liquidation provisions granted to the preferred shareholders, including the grant of rights that could discourage or prevent the distribution of dividends to you, or prevent the sale of our assets or a potential takeover of our company that might otherwise result in you receiving a distribution or a premium over the market price for your common shares.

     We are entitled under our certificate of incorporation to issue up to 100,000,000 common and 10,000,000 "blank check" preferred shares. After taking into consideration our outstanding common and preferred shares as of April 30, 2004, we will be entitled to issue up to 66,654,738 additional common shares and 8,3383,695 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

     We are subject to the provisions of the Delaware Business Combination Act, which could discourage or prevent a potential takeover of our company that might otherwise result in you receiving a premium over the market price for your common shares.

     As a Delaware corporation, we are subject to the Delaware Business Combination Act which precludes a shareholder who owns 15% or more of our shares from entering into a “business combination" involving our company for a period of three years, unless (1) our board of directors approves the combination before the shareholder acquires the 15% interest; (2) the interested shareholder acquires at least 85% of our shares as part of the transaction in which he acquired the initial 15%, excluding shares owned by our officers who are also directors and voting stock held by employee benefit plans; or (3) the combination is approved by our board of directors by a majority vote and two-thirds of our other shareholders at a duly called shareholders’ meeting. A “business combination” is defined as (1) a merger or consolidation requiring shareholder approval, (2) the sale, lease, pledge, or other disposition of our assets, including by dissolution, having at least 50% of the entire asset value of our company, or (3) a proposed tender or exchange offer of 50% or more of our voting stock.

     The existence of indemnification rights to our directors and officers under our bylaws may result in substantial expenditures by our company and may discourage lawsuits against our directors and officers.

     Our bylaws requires us to indemnify our directors and officers to the maximum extent permitted by Delaware corporate law. We may also have contractual indemnification obligations under our individual agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees, even though such actions, if successful, might otherwise benefit our company and shareholders.

LEGAL PROCEEDINGS

     As of the date of this report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

CHANGES IN SECURITIES AND USE OF PROCEEDS

Modification Of Instruments Defining Rights Of Holders Of Class of Registered Securities

Not Applicable

Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities

Not Applicable

Recent Sales Of Unregistered Equity Securities

     We have sold or issued the following equity securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 506 promulgated under Regulation D or, in the alternative, Section 4(2)

of the Securities Act, during the three-month interim period ended March 31, 2004. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

  On January 20, 2004, we issued to Ms. Jennifer Black, in her capacity as a director, options to purchase 50,000 common shares at $3.60 per share under our 2002 Stock Plan. The options were fully vested upon grant, and lapse if unexercised on January 19,2009.

  On February 5, 2004, we issued to Dr. Robert Koblin, in his capacity as a director, options to purchase 28,000common shares at $3.70 per share. The options vest quarterly over a period of one year, and lapse if unexercised on February 4, 2008.

  On April 1, 2004, we issued to Messrs. Marvin H. Fink and Ellsworth Roston, Dr. Robert Koblin, and Ms. Jennifer Black, in their capacity as directors, options to purchase 2,000, 2,000, 4,000 and 2,000 common shares at $6 per share. The options vest quarterly over a period of one year, and lapse if unexercised on March 31, 2009.

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

Rule 504; Section 4(2)

     We have sold or issued the following securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 504 promulgated under Regulation D or, in the alternative, Section 4(2) of the Securities Act, during the three-month interim period ended March 31, 2004. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 504 insofar as the aggregate offering price for each such transaction did not exceed $1,000,000, after taking into consideration the aggregate offering price for all securities sold by the company under Section 3(b) of the Securities Act within the twelve months preceding the transaction.

  On January 20, 2004, we issued to four employees options to purchase a total of 80,000 common shares at $3.60 per share. The options vest over a period of five years, and lapse if unexercised on January 19, 2009.

  On February 11, 2004, we entered into a marketing agreement with The Ruth Group under which we agreed to issue 500 restricted common shares to it per month as partial compensation under the agreement for the provision of investor relations and media relations consulting services over a six-month period, including introducing our company to its’ broker network, disseminating information about our company, organizing conferences and due diligence meetings, fielding calls investors and brokers, and procuring analyst coverage or investment banking sponsorships. We valued the grant of the 1,000 shares issued at $5,200.

  On March 10, 2004, we entered into a marketing agreement with Aurelius Consulting Group, Inc. under which we agreed to issue 25,000 restricted common shares to it as partial compensation under the agreement for the provision of various investor relations services over a six-month period, including introducing our company to its’ broker network, disseminating information about our company, organizing conferences and due diligence meetings, fielding calls investors and brokers, and procuring analyst coverage or investment banking sponsorships. We valued the grant of the 25,000 shares at $113,750.
Use Of Proceeds Of Registered Offerings

Not Applicable

Repurchases Of Equity Securities

During the three-month interim period ended March 31, 2004, we did not repurchase any equity securities.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

DISCLOSURE CONTROLS AND PROCEDURES

     As of the date of this quarterly report, our President and Chief Financial Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the United States Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Financial Officer concluded that, as of the date of the evaluation, our disclosure controls and procedures are effective in making known to them on a timely basis material information relating to our company (including consolidated subsidiaries) required to be included in this quarterly report. There were no significant changes in our internal controls or in other factors that could significantly affect these controls, known to our President or Chief Financial Officer, subsequent to the date of the evaluation, including any significant deficiencies or material weaknesses that would require corrective action.

OTHER INFORMATION

Voluntary Reports

None

Material Changes To Director Nominee Procedures

     There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors since our last disclosure of those procedures pursuant to SEC rules.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

2.1	Order dated October 26, 2000 Confirming Plan of Reorganization and Granting Final Approval of Disclosure Statement (9)
3.1	Amended And Restated Certificate Of Incorporation Of Recom Managed System, Inc. filed by the Delaware Secretary of State on November 6, 2000 0
3.2	Certificate Of Amendment Of Certificate Of Incorporation Of Recom Managed System, Inc. filed by the Delaware Secretary of State on June 20, 2003 (8)
3.3	Certificate Of Designation Of Rights, Preferences And Limitations Of Series ’A’ Convertible Preferred Stock Of Recom Managed System, Inc. filed by the Delaware Secretary of State on September 9, 2003 (8)
3.4	Amendment To Certificate Of Designation Of Rights, Preferences And Limitations Of Series ’A’
Convertible Preferred Stock Of Recom Managed System, Inc. filed by the Delaware Secretary of State on April 26, 2004 (9)
3.5	Bylaws Of Recom Managed Systems, Inc. adopted March 31, 2003 (6)
5.1	Specimen common stock certificate (8)
5.2	Specimen series ’A’ preferred stock certificate (8)
5.3	Recom Managed Systems, Inc. 2002 Stock Plan adopted on November 1, 2002 (6)
5.4	Form of option issued under Recom Managed Systems, Inc. 2002 Stock (8)
5.5	Recom Managed Systems, Inc. 2003 Nonqualified Stock Option And Stock Plan adopted on March 31, 2002 (6)
5.6	Warrant To Purchase Common Stock dated September 19, 2002 issued to Sim Farrar (2)
5.7	Form of Standard Warrant (8)
5.8	Form of Class ’A’ Warrant (8)
5.9	Form of Class ’C’ Warrant (8)
5.10	Agent’s Warrant dated November 1, 2003 with Maxim Group LLC (9
5.11	Agent’s Warrant dated November 1, 2003 with Jenkins Capital Management, LLC (9)
10.1	Standard Multi-Tenant Office Lease dated August 20, 2002 between Bershin Properties I, LLC, as lessor, and Recom Managed Systems, Inc., LLC, as lessee (9)
10.2	Addendum To Standard Office Lease dated August 20, 2002 between Bershin Properties I, LLC, as lessor, and Recom Managed Systems, Inc., as lessee (9)
10.3	Addendum To Standard Office Lease dated December 17, 2003 between Bershin Properties I, LLC, as lessor, and Recom Managed Systems, Inc., as lessee (9)
10.4	Stock Acquisition and Signal Technologies Transfer Agreement dated September 12, 2002 between Recom Managed Systems, Inc. and ARC Finance Group, LLC (2)
10.5	Employment Agreement dated October 14, 2002 between Recom Managed Systems, Inc. and Marvin H. Fink (3)
10.6	License Agreement dated December 9, 1993 between Dr. Budimir S. Drakulic and Teledyne Electronic Industries, Inc. (8)
10.7	Restricted Stock Agreement dated October 14, 2002 between Recom Managed Systems, Inc. and Marvin

H. Fink (3)(4)
10.8	Indemnification Agreement dated October 14, 2002 between Recom Managed Systems, Inc. and Marvin
H. Fink (3)(4)
10.9	Loan-out Agreement dated October 15, 2002 between Recom Managed Systems, Inc. and Budimir Drakulic, B World and B Technologies (3)
10.10	Restricted Stock Agreement dated October 15, 2002 between Recom Managed Systems, Inc. and Budimir Drakulic, B World and B Technologies (3)(5)
10.11	Consulting Agreement dated November 1, 2002 between Recom Managed Systems, Inc. and Ellsworth Roston (3)
10.12	Employment, Confidential Information, Invention Assignment, And Arbitration Agreement dated October 15, 2002 between Recom Managed Systems, Inc. and Budimir Drakulic, B World and B Technologies (3)(5)
10.13	Consulting Agreement dated February 14, 2003 between Recom Managed Systems, Inc. and Lowell T. Harmison (8)
10.14	Employment Agreement dated March 10, 2003 between Recom Managed Systems, Inc. and Charles E. McGill (6)
10.15	Investment Banking Agreement dated April 15, 2003 between Recom Managed Systems, Inc. and Brookstreet Securities Corporation (7)
10.16	Investment Banking Agreement dated July 17, 2003 between Recom Managed Systems, Inc. and Maxim Group, LLC (8)
10.17	Placement Agency Agreement dated September 4, 2003 between Recom Managed Systems, Inc. and Maxim Group, LLC (9)
10.18	Form of Registration Rights Agreement for purchasers of Series ’A’ Preferred Stock (8)
10.19	Scope Letters and Engagement Agreements dated December 18, 2003, January 23, 2004 and March 22, 2004 between Recom Managed Systems, Inc. and CFO 911(9)
10.20	Non-Binding Letter of Intent dated January 10, 2004 between Recom Managed Systems, Inc. and TZ Medical, Inc.
10.21	Settlement Agreement And Releases dated April 28, 2004 between Recom Managed Systems, Inc., Mitchell J. Stein, ARC Finance Group, LLC, Tracey Hampton-Stein and Rex Julian Beaber (9)
21	List of subsidiaries (9)
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act *
 _____________
* Filed herewith

(1)	Previously filed as an exhibit to our report on form 10-KSB for our fiscal year ended December 31, 2001 filed with the SEC on February 22, 2002.
(2)	Previously filed as an exhibit to our report on form 8-K filed with the SEC on September 25, 2002.
(3)	Previously filed as an exhibit to our report on form 10-QSB for our fiscal quarter ended September 30, 2002 filed with the SEC on November 12, 2002.
(4)	Filed as part of the Employment Agreement for Mr. Fink noted in item 10.5.
(5)	Filed as part of the Loan-Out Agreement for with B World Technologies, B Technologies and Dr. Drakulic noted in item 10.9.
(6)	Previously filed as an exhibit to our report on form 10-KSB for our fiscal year ended December 31, 2002 filed with the SEC on March 26, 2003.
(7)	Previously filed as an exhibit to our report on form 10-QSB for our fiscal quarter ended March 30, 2003 filed with the SEC on May 7, 2003.
(8)	Previously filed as an exhibit to our registration statement on form SB-2 filed with the SEC on January 2, 2004.
(9)	Previously filed as an exhibit to our amended registration statement (pre-effective amendment no. 2) on form SB-2 filed with the SEC on May 7, 2004.

Reports on Form 8-K

During the three-month interim period ended March 31, 2004, we did not file any reports on form 8-K.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Studio City, California, this 10th day of May, 2004.

RECOM MANAGED SYSTEMS, INC.

By: /s/ Marvin H. Fink
      Marvin H. Fink
     Chief Executive Officer and President
     (principal executive officer)

By: /s/ Charles Dargan
     Charles Dargan
     Interim Chief Financial Officer
    (principal accounting and financial officer)