Form 10KSB/A
period 2003-12-31
RECOM MANAGED SYSTEMS INC DE/
filed 2004-05-20
CIK 810365

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________
FORM 10–KSB/A
AMENDMENT NO. 1
_________________

[X]	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________
Commission file number: ___________

RECOM MANAGED SYSTEMS, INC.
(Exact name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0441351 (I.R.S. Employer Identification No.)

4705 Laurel Canyon Boulevard, Suite 203
Studio City, California 91607
(818) 432-4560
(Address of principal executive offices) (Zip code) (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:   Yes  [X]     No  [   ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

The issuer’s revenues for its most recent fiscal year (fiscal 2002) was $0.

The aggregate market value of the issuer’s voting and non-voting common equity held by the issuer’s non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days, was $50,765,000 as of April 30, 2004.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court during the past five years:   Yes  [X]     No  [   ]

The number of shares outstanding of each of the issuer’s classes of stock as of as of April 30, 2004, the latest practicable date, was 33,345,262 common shares and 1,661,305 series ‘A’ convertible preferred shares.

Documents Incorporated By Reference

The issuer has not incorporated by reference into this annual report: (1) any annual report to the issuer’s securities holders, (2) any proxy or information statement, or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act.

TABLE OF CONTENTS

BUSINESS	5
Overview	5
Corporate History	5
Description Of Heart Monitors And ECGs	6
Description Of Recom’s ECG Products And Services; Product Advantages	8
Other Products	9
Competition	9
Market Size	10
Marketing And Distribution Strategy	11
Manufacturing Capacity	11
Research And Development	11
Regulatory Overview	11
Patents And Licenses	11
Competition	12
Costs And Effects Of Compliance With Environmental Laws	12
Employees	12
PROPERTIES	12
FINANCIAL STATEMENTS AND SUMMARY FINANCIAL DATA	12
PLAN OF OPERATION	13
Results Of Operations	13
Plan Of Business Through End Of Fiscal 2005	13
Liquidity And Capital Resources	15
MANAGEMENT	15
Identity	15
Business Experience	16
Board Of Directors	18
Board Committees And Independence	18
Board Compensation	18
Employment And Consulting Agreements With Management	29
Summary Compensation Table	23
Stock Options And Stock Appreciation Rights Grant Table	23
Stock Options And Stock Appreciation Rights Exercise And Valuation Table	24
PRINCIPAL SHAREHOLDERS	25
TRANSACTIONS AND BUSINESS RELATIONSHIPS WITH MANAGEMENT AND PRINCIPAL
SHAREHOLDERS	26
Transactions With Executive Officers, Directors And Shareholders	26
Parent Corporation	27
EQUITY COMPENSATION PLANS	28
Summary Equity Compensation Plan Data	28
Description of Equity Compensation Plans Approved By Shareholders	28
Description of Equity Compensation Plans Not Approved By Shareholders	29
UNCERTAINTIES AND RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND
FINANCIAL CONDITION	30
Risks Relating To Our Business	30
Risks Relating To An Investment In Our Securities	35
LEGAL PROCEEDINGS	38
SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	38
MARKET PRICE OF AND DIVIDENDS ON OUR COMMON SHARES AND RELATED STOCKHOLDER
MATTERS	38
Description Of Market	38

-ii-

Dividend Policy	39
Recent Sales Of Unregistered Securities	39
Repurchases Of Securities	42
PRINCIPAL ACCOUNTANT FEES AND SERVICES	42
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE	43
CONTROLS AND PROCEDURES	43
EXHIBITS AND REPORTS ON FORM 8-K	43
Exhibits	43
Reports On Form 8-K	45
SIGNATURES OF EXECUTIVE OFFICERS	46
SIGNATURES OF BOARD OF DIRECTORS	46

-iii-

ADVISEMENTS

      The information set forth in the section of this annual report captioned “Business” is current as of

      April 30, 2004, unless an earlier or later date is indicated in that section. The information set forth in the sections of this annual report other than “Business” is current as of December 31, 2003, unless an earlier or later date is indicated in those sections.

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

     In this annual report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. When reading any forward looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to: (1) the success of our research and development activities, the development of a viable commercial production model, and the speed with which regulatory authorizations and product launches may be achieved; (2) whether or not a market for our products develops and, if a market develops, the pace at which it develops; (3) our ability to successfully sell our products if a market develops; (4) our ability to attract the qualified personnel to implement our growth strategies, (5) our ability to develop sales, marketing and distribution capabilities; (6) our ability to obtain reimbursement from third party payers for the products that we sell; (7) the accuracy of our estimates and projections; (8) our ability to fund our short-term and long-term financing needs; (9) changes in our business plan and corporate strategies; and (10) other risks and uncertainties discussed in greater detail in the sections of this annual report, including those captioned “Plan of Operation”. And “Uncertainties And Risk Factors That May Affect Our Future Results And Financial Condition”.

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

-iv-

BUSINESS

Overview

     Recom is a development stage medical device company focused on researching, developing and marketing heart (cardiac) monitors and other diagnostic medical devices which monitor and measure the body’s physiological signals in order to detect and prevent medical complications and diseases that impact an individual’s health. Our products will operate using a proprietary and patented “amplification” technology which enables them to more accurately discriminate physiological signals from ambient electromagnetic background noise than existing amplification technologies. An “amplification” technology is one which enlarges or “amplifies” the body’s signals of interest for diagnostic purposes while removing unwanted electromagnetic noise from other sources. Our amplification technology is an enhancement of a proven amplification technology used by the United States Air Force to record a pilot’s neurological (brain) responses, and the ability of our amplification technology to more accurately discriminate physiological signals from ambient electromagnetic background noise than existing amplification technologies is based upon these proven applications and enhancements.

Corporate History

     We were originally incorporated in Delaware on January 19, 1987. We had no specific business purpose on the date of incorporation and were inactive until October 30, 1998. On that date, we completed a reverse acquisition with J2 Technologies LLC, a California limited liability company formed on July 31, 1998, which was engaged in the business of developing, servicing and managing commercial computer networks both on-site and remotely. As consequence of the reverse acquisition, we engaged in J2 Technologies’ business and changed our name to Recom Managed Systems, Inc. We were subsequently unsuccessful in this business and, on June 26, 2000, filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. Our plan of reorganization was confirmed by the Bankruptcy Court and the confirmation order became final on November 7, 2000. Subsequent to declaring bankruptcy, we ceased our business operations. The plan of reorganization provided for a total discharge of the company and our officers and directors from all pre-petition debts, expenses and legal causes of action which may have existed on or before the filing of the bankruptcy. The plan further provided for the consolidation of all previously issued common shares, and the issuance of additional common shares to various creditors of the company. As of December 31, 2000, following full implementation of the plan, there were 4,139,784 common shares (1,379,928 shares pre-split) issued and outstanding.

     On September 19, 2002, we acquired certain know how, trade secrets and other proprietary intellectual property rights relating to the development of a human biomedical signal amplification equipment and technology, referred to in this annual report as the “Signal Technologies”, from ARC Finance Group, LLC, in exchange for 23,400,000 common shares (7,800,000 shares pre-split). The shares represented approximately 85% of our issued and outstanding common shares. We valued the Signal Technologies at $78,023 for financial accounting purposes, reflecting the ARC Finance’s cost to acquire the Signal Technologies from Dr. Drakulic as discussed below. The terms of the acquisition were determined by the parties on an arms-length negotiated basis. No independent valuation was sought from a business/technology appraiser or other third party due to financial constraints. There was no relationship between Recom, including our officers, directors and shareholders, and ARC Finance Group, including its officers, directors and shareholders, prior to our acquisition of the Signal Technologies from ARC Finance Group. No finder’s fees or other forms of consideration were paid by either Recom or ARC Finance Group or our respective officers, directors or shareholders in connection with our acquisition of the Signal Technologies.

     The principal component of the Signal Technologies is a patented “amplification” technology which was originally invented by Dr. Budimir S. Drakulic. The underlying patent covers methods of discriminating different biomedical signals from a background of electromagnetic ambient noise. Also included in the Signal Technologies was an assignment of a license agreement dated December 9, 1993 between Dr. Drakulic and Teledyne Electronic Technologies pursuant to which Dr. Drakulic granted a limited license to Teledyne to manufacture products and use an early version of the amplification technology to manufacture devices that will analyze signals produced by the brain (EEG) in an effort to understand a patient’s sleep patterns. This license agreement specified that Dr. Drakulic retained ownership of the original patent and underling technology and the right to use technology to develop new products as long as they would not infringe on Teledyne’s sleep pattern recognition products. Dr. Drakulic has since received a letter from Teledyne acknowledge that Recom’s products do not infringe on Teledyne’s licensed applications. Additional components of the Signal Technologies include methods to automatically and remotely provide and evaluate the signals over the telephone, the Internet, or other wireless transmissions systeMs. Concurrent with our acquisition of the Signal Technologies, we obtained Dr. Drakulic’s services as our Vice President and Chief Technology Officer to lead our product development efforts.

     ARC Finance Group is a Delaware limited liability company formed in May 2002 owned and controlled by Ms. Tracy Hampton. In or about May 2002, ARC Finance Group entered an understanding with Dr. Drakulic pursuant to which it would fund a proof-of-concept or validation study and other development costs relating to the Signal Technologies and pay other expenses of Dr. Drakulic in exchange for the rights to acquire and market the Signal Technologies. Pursuant to his understanding, ARC Finance funded proof-of-concept or validation studies and other development costs relating to the Signal Technologies in the amount of $78,023 during the summer of 2002, and acquired the Signal Technologies from Dr. Drakulic. Upon its acquisition of the Signal Technologies, ARC Finance sought a third-party company to license or acquire the Signal Technologies for its commercial development. Since our acquisition of the Signal Technologies, ARC Finance Group has remained a holding company for a passive investment in our company and other properties.

     On April 11, 2003, we completed a three for one forward stock split, resulting in a total of 31,510,848 common shares being outstanding as of that date.

Description Of Heart Monitors And ECGs

     A heart monitor is a device used to monitor and record changes in physiological signals associated with a patient’s cardiovascular system. Heart monitors are used to collect physiological data for electrocardiogram tests, commonly known as 12-lead ECGs or EKGs, for the purpose of detecting and identifying cardiovascular disease. An ECG gives the physician important information about the heart. For example, by examining changes in waveforms in 0.67 to 40 Hz frequency range, known as the EC-38 standard, heart specialists known as cardiologists can identify irregularities in the heart’s rate and rhythm (arrhythmia). By examining changes in waveforms in the broader 0.05 Hz to 150 Hz frequency range, known as the EC-11 standard, cardiologists can identify different types of coronary artery disease, including damage to the heart muscles or tissue resulting from decreased blood flow attributable to the narrowing of the arteries (cardiac ischemia), enlargement of the heart resulting from additional effort attributable to the hardening of the heart muscle (hypertrophy), and the occurrence of prior heart attacks as well as the presence of current heart attacks.

     When an ECG test is ordinarily conducted in a clinical setting, the physiological signals from the patient’s heart are acquired through twelve leads connected to ten electrodes attached to the patient’s arms, chest and legs. The placement of the ten electrodes enables each muscle or chamber of the heart to be examined for diseases specific to that muscle or chamber. These physiological signals are amplified and recorded in the form of a series of wavy lines (waveforms) that can be either displayed on a screen or printed on paper for review by the cardiologist. Any irregularity in the heart rhythm or damage or stress to the heart muscle will show up as a deviation from the normal waveform.

     There are three different settings under which ECGs are normally taken, the clinical (resting) setting, the ambulatory (moving) setting and the exercise (maximum stress) setting, which are described as follows:

  ECGs administered in the clinical (resting) setting are typically given under either emergency circumstances when an individual complains of symptoms typically associated with heart disease (i.e. chest pains, shortness of breath, heart palpitations), or every year or so for older patients as part of their annual physicals. Most ECGs are given in the clinical (resting) setting.
  The principal purpose in conducting ECG tests on an ambulatory basis is that many coronary artery diseases such as cardiac ischemia and cardiac hypertrophy as well as the occurrence of past or present heart attacks can escape detection without longer-term monitoring in a more physically active or stressful setting. Requiring a patient to remain immobile in a clinical setting for the requisite period of time to identify the presence of these diseases is often impossible, impractical or unduly expensive. Thus, these diseases or conditions may go undetected. An ambulatory heart monitor, commonly known as a “holter” monitor, allows the patient’s heart to be continuously monitored over a period of hours or days, while the patient carries out his or her daily activities under typical conditions of stress away from the physicians’ office or hospital.

  In an exercise ECG, the patient exercises on a treadmill, step machine or exercise cycle to enable the cardiologist to monitor, among other things, his heart behavior under maximum conditions of physical stress. Similar to an ambulatory ECG, this allows the cardiologist to identify many coronary artery diseases such as cardiac ischemia and cardiac hypertrophy as well as the occurrence of past or present heart attacks that may not be evident under a clinical (resting) ECG test.

     In the clinical (resting) setting, ECG’s measure electronic signals in the 0.05 to 150 Hz range, known as EC 11 standard. The principal technical issue in deciphering ECG waveforms arises from the existence of ambient or background “noise” emanating from other electromagnetic sources, including (1) signals generated by the other organs, muscles and systems of the body, whether from movement or the performance by those organs of their bodily functions, and (2) signals generated by sources external to the body, such as electronic equipment, lights or engines. This ambient noise is commonly referred to as an “artifact”. As previously discussed, cardiologists can identify irregularities in the heart’s rate and rhythm (arrhythmia) by examining changes in the 0.67 to 40 Hz EC-38 frequency range. Because of the relatively large amplitudes of these waveforms in this range, cardiologists can, as a practical matter, easily identify arrhythmia notwithstanding electromagnetic ambient or background “noise” from other sources. However, it is very difficult for cardiologists to distinguish physiological signals from ambient “noise” in the broader EC-11 frequency ranges used to identify different types of coronary artery disease, including damage to the heart muscles or tissue resulting from decreased blood flow attributable to the narrowing of the arteries (cardiac ischemia), enlargement of the heart resulting from additional effort attributable to the hardening of the heart muscle (hypertrophy), and the occurrence of prior heart attacks as well as the presence of current heart attacks. The principal reason for this difficulty is that the physiological signals associated with these other heart diseases are of a much lower amplitude or strength in the lower (0.05 to 0.67 Hz) and upper (40 to 150 hz) portions of the EC-11 frequency range, meaning that they do not stand-out from the ambient background noise in these portions and therefore cannot be easily discriminated from those signals. In order to minimize ambient “noise” in the clinical setting to procure better data in these lower-amplitude ranges, ECGs are normally taken in the hospital or physician offices in rooms that have been specially constructed to filter-out or dampen external electromagagnetic sources. Further, cardiologists instruct the patient to lie in a resting position as still as possible while a reading is taken to reduce internal ambient “noise” caused by physical movement. Another method to reduce background artifact is to reduce the sensitivity of the monitoring equipment, although this alternative results in a loss of signal quality and the ability to read certain signal intricacies.

     As previously discussed, the principal purpose in conducting ECG tests on an ambulatory basis is that many types of arrhythmia and coronary artery disease such as cardiac ischemia and cardiac hypertrophy as well as the occurrence of past or present heart attacks can escape detection without longer-term monitoring in a more physically active or stressful setting than that obtained in a clinical setting. However, ambulatory heart monitors currently are unable to accurately identify most heart diseases (other than arrhythmia, which constitutes only a small percentage of heart diseases), given their inability to distinguish and discriminate the physiological signals associated with these diseases from electromagnetic ambient or background “noise” in the lower and upper portions of the full 0.05 to 150 Hz EC-11 frequency range. Ambient or background noise are electromagnetic signals emanating from other electromagnetic sources, including signals generated by the other organs, muscles and systems of the body, whether from movement or the performance by those organs of their bodily functions, and signals generated by sources external to the body, such as electronic equipment, lights or engines. The principal reason for the inability of currently marketed ambulatory heart monitors to accurately identify heart diseases other than arrhythmia is that the physiological signals associated with these other heart diseases are of a much lower amplitude or strength in the lower (0.05 to 0.67 Hz) and upper (40 to 150 hz) portions of the EC-11 frequency range, meaning that they do not stand-out from the ambient background noise in these portions and therefore cannot be easily discriminated from those signals. Thus, these products are limited to identifying higher-amplitude signals associated with arrhythmia in the less-broad but higher-amplitude 0.67 to 40 Hz EC-38 frequency range. Current ambulatory monitors therefore generally use only three leads rather than the full twelve leads used in a clinical (resting) setting, since the extra leads will not provide additional information.

     As addressed above, the principal purpose in conducting ECG tests in an exercise setting is to monitor the heart under maximum conditions of physical stress. Similar to an ambulatory ECG, this allows the cardiologist to identify many coronary artery diseases such as cardiac ischemia and cardiac hypertrophy as well as the occurrence of past or present heart attacks, that may not be evident under a clinical (resting) ECG test. However, while external sources of background artifact can be eliminated in the clinical setting when exercise ECGs are conducted, the high levels of physical activity inherent in exercise ECGs generate higher internal levels of background noise. To address this issue, exercise ECG devices are connected to computers which run sophisticated software to filter and process physiological signals and come up with “average waveforms” for analysis. According to the American Heart Association and American College of Cardiology, computer processing is not completely reliable because of software limitations in handling noise and inadequacy of the available algorithms, and cardiologists are advised to look at the raw data.

Description Of Recom’s ECG Products And Services; Product Advantages

     Our first product which is currently under development is a 12-lead battery-operated non-invasive ambulatory heart monitor, which we have designated as the Recom Model 100 Ambulatory, Digital, Wireless ECG Monitor System. An ambulatory heart monitor, commonly known as a “holter” monitor, allows the patient’s heart to be continuously monitored over a period of 24 to 48 hours, while the patient carries out his or her daily activities away from the physicians’ office or hospital. Our model 100 ambulatory heart monitor should be the first ambulatory monitor on the market with the capability to clearly identifying all types of coronary artery diseases (as well as arrhythmia) due to its ability to amplify the lower-amplitude physiological signals associated with those in the lower and upper portions of the full 0.05 to 150 Hz EC-11 frequency range. Patients using our model 100 monitor will be able to move around freely while data is sent in real time from the device to a pocket PC using Bluetooth technology. At predetermined time intervals and/or when an atypical recording is sensed, the Pocket PC will transmit data wirelessly over the Internet to our monitoring center. The physician can then access the results for analysis by simply logging into our server over the Internet. Our server and network will be compliant with the Health Insurance Portability and Accountability Act, which requires that we meet federally mandated requirements when handling patient data.

     Our patented amplification technology was originally developed by our Vice President and Chief Technology Officer, Dr. Budimir S. Drakulic, to address the noise issue in response to the requirements of the United States Air Force. In an effort to explore ways to accurately and objectively monitor pilot performance, the Air Force wanted to record a pilot’s neurological (brain) responses, consisting of tiny electrical impulses, to different tasks and stresses occurring in-flight using an electroencephalogram or EEG test. However, the Air Force found that the neurological signal monitoring equipment then available were not able to accurately monitor EEG in an electromagnetically-charged environment such as the cockpit of a fighter jet or a B-52 bomber. In 1992 the United States Air Force selected Dr. Drakulic to lead the effort to develop a device to solve the monitoring problem. This effort ultimately resulted in the creation by Dr. Drakulic in 1994 of his first-generation amplifier, and its use by the Air Force to monitor pilot EEG signals. This model is currently used by the National Institute of Health as well as companies such as Titan Systems and Teledyne, Inc. for purposes of monitoring different neurological biomedical signals. Dr. Drakulic has since enhanced signal processing technology and adopted it for heart monitors. These enhancements have resulted in our company filing three additional patents covering different aspects of 24/7, 12-lead ECG monitoring technology.

     We have recently completed development of the “front-end” or hardware portion of our model 100 heart monitor, and received FDA 510(k) marketing approval on January 28, 2004 to market that portion of the device in the United States on the basis of it being substantially equivalent to other devices on the market. The “front-end” portion of the heart monitor amplifies, collects, processes and records data. We are currently developing the “back-end” or software portion of our model 100 heart monitor, which allows the management and interpretation of the data. We intend to use and integrate into our system commercially available software for which FDA approval has already been received by original manufacturer, to manage and interpret this data. We do not believe that integration of this software into our system will require additional FDA approval. Once we have completed these steps, we must design and engineer a “production” model for mass manufacturing which will be durable, reliable and maintenance-free, and competitively priced. We anticipate that we will complete a production model of our model 100 heart monitor, integrating both back-end and front-end functions, by the end of fiscal 2005, and will have also commenced commercial marketing efforts by the end of that period.

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

     Due to the higher signal quality generated by our amplification technology, as well as the compact design of that technology, particularly in an ambulatory setting, we believe that our heart monitor can be used to create a more efficacious continuous preventive monitoring program. Specifically, we believe that individuals could periodically use our ambulatory device to not only measure their heart functions, but to create a “baseline” of historical data relating to their individualized signals using mathematical or “algorithmic” waveform pattern recognition programs we are developing. The physician can then not only compare these signals and baseline with our known database of irregular or “anomalous” ECG waveforms indicative of particular forms of heart disease, but also identify fluctuations from the individual’s unique baseline. To support this theory, our scientists are currently undertaking focused research studies to categorize physiological baselines and their correlation to heart disease. If we can verify that deviations from a patient’s baseline can serve as a marker of disease or life-threatening conditions, these events could be treated earlier, thereby resulting in decreased medical expenses, reduced hospitalization and fewer incidences of death and disability.

Other Products

     Our amplification technology is also extremely effective when used for other biomedical signals such as electroencephalogram or EEG tests used to measure neurological (brain) responses. Indeed, as discussed above, the technology was originally developed by Dr. Drakulic expressly for this purpose, and the enhancements Dr. Drakulic has since made to the technology should give it a competitive advantage over other technologies on the market. We intend in the future to devote a portion of our development activities to EEG-related applications of our technology, such as Alzheimer’s and other neurological diseases.

Competition

      Our principal competitors in the ambulatory heart monitor markets are as follows::

  CardioNet, Inc., located in San Diego, California, sells an ambulatory ECG monitor system which records and wirelessly transmits physiological data by an RF to a handheld PDA for later modem or Internet transmission. We believe that CardioNet’s system is closest to our product in terms of operations and features. The CardioNet monitor is only certified under EC 38, and only uses three leads. As a consequence, CardioNet’s system can only identify irregularities in the heart’s rate and rhythm (arrhythmia).
  Cardiac Telecom, located outside Pittsburgh, Pennsylvania, sells an ambulatory heart monitor system which transmits wirelessly from the chest to a data processor/phone-connected station. The data is then sent over a hard line to the Internet. This system is only ambulatory when in 30/60 feet of the base unit. The base unit is the size of a desk-top PC and runs on line current. Hence it is only used as a home unit. The Cardiac Telecom monitor is only certified under EC 38, and only uses three leads. As a consequence, Cardiac Telecom’s system can only identify irregularities in the heart’s rate and rhythm (arrhythmia).

  Raytel Medical, located in Windsor, Connecticutt, is a division of SHL Telemedicine based in Israel. Raytel Medical is the largest provider in the United States for holter monitoring and cardiac event devices. All of their systems are transtelephonic and not wireless. They have a 12 lead ECG system but we believe that the electrode system is poor and is put on the chest by the patient to record 30 to 120 sec strip when they feel an event occurring. Then the patient must bring the device to a phone and transmit it to a monitoring center. Our system requires no patient effort to record the signal and when an abnormal signal is recorded, it is sent wirelessly to a monitoring center. The Raytel Medical monitor is only certified under EC 38.
  Mortara Instrument, located in Milwaukee, Wisconsin, manufacturers a 12 lead ECG ambulatory system. The Mortara Instrument monitor is only certified under EC 38.
  Card Guard, located in Switzerland, has two divisions in the United States, Instromedix and Lifewatch. Presently, they market event recorders as well as operating monitoring centers. They are looking to move into the wireless monitoring space but today they are all transtelephonic.

Market Size

     Cardiovascular disease is the leading cause of death in the industrialized world. According to the American Heart Association’s “Heart Disease and Stroke Statistics–2004 Update”:

  Heart disease and stroke, the principal components of cardiovascular disease, claim more lives in the United States each year than the next five leading causes of death combined;
  Approximately 61,800,000 people in the United States suffer from one or more types of cardiovascular disease each year;
  Approximately 950,000 lives were claimed by cardiovascular diseases in the United States in 1999;
  Patients who have suffered heart attacks in the United States number 7.3 million, congestive heart failure 4.7 million, arrhythmia 2.0 million, and angina 6.4 million;
  Approximately one-sixth of all people in the United States killed by cardiovascular disease are under the age of 65; and
  In 2004 the estimated direct and indirect healthcare cost of cardiovascular disease in the United States will be $368.4 billion.

     The Center for Disease Control has stated that, if all forms of major cardiovascular disease were eliminated, life expectancy would rise by almost 7 years while, in comparison, if all forms of cancer were eliminated, the gain in life expectancy would only be 3 years.

     Based upon the foregoing statistics, we believe that patients with any of these health problems would probably benefit in some manner from improved heart monitoring.

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

Research And Development

     We currently conduct research and development activities either in-house or through engineering consultants. Our research and development expenses for fiscal 2003 and 2002 was $497,631 and $67,500, respectively. None of these expenditures were borne by customers. We have budgeted $1,000,000 for research and development for fiscal 2004.

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

Patents And Licenses

     We hold patent number 5,678,559 issued by the United States Patent and Trademark Office for our core technology, our amplification device. This patent, labeled “A Method And System Of Recording Different Physiological Signal From A Human Body”, was granted on October 21, 1997. This patent, which was assigned to us by ARC Finance Group as part of our acquisition of the Signal Technologies, expires on October 21, 2014.

     We also hold the following three patent applications filed with the United States Patent and Trademark Office: (1) number 10/293,105 captioned “System for, and Method of, Acquiring Physiological Signals of a Patient” filed on November 13, 2002, (2) number 10/611,696 captioned “Amplified System for Determining Parameters of a Patient” filed July 1, 2003; and (3) number 10/664,711 captioned “Apparatus for, and Method of, Determining the Characteristics of a Patient’s Heart” filed September 17, 2003. Each of these patent applications covers aspects of our core technology that enhances the operation of our heart monitor. Dr. Drakulic is the inventor named in our core patent and each of the patent applications. We are currently waiting for comment from the United States Patent and Trademark Office on each of these patent applications.

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

FINANCIAL STATEMENTS AND SUMMARY FINANCIAL DATA

     Our financial statements and notes thereto are filed in a separate section at the end of this annual report. The following tables summarize the consolidated statements of operations and balance sheet data for our company for the periods or as of the dates indicated, respectively:

		Year Ended
		December 31,

	2003	2002

Consolidated Statements of Operations Data:
Revenue	$—	$—
Research and development expenses	$(497,631)	$(67,500)
General and administrative expenses	$(4,813,746)	$(144,454)
Net loss	$(5,311,377)	$(211,954)
Preferred dividend	$(1,975,170)	$—
Net loss attributed to common stockholders	$(7,264,547)	$(211,954)
Basic and diluted loss per share	$(0.17)	$(0.02)
Basic and diluted loss per share attributed to common stockholders	$(0.23)	$(0.02)
Weighted average shares outstanding, basic and diluted	31,765,404	11,609,162

		Year Ended
		December 31, 2003

Consolidated Balance Sheet Data:
Current assets		$4,088,469
Total assets		$4,415,596
Current liabilities		$590,856
Total liabilities		$590,856
Total stockholders’ equity		$3,824,740
Total liabilities and stockholders’ equity		$4,415,596

PLAN OF OPERATION

Results Of Operations

     Prior to On September 19, 2002 we were an inactive “shell” company with no revenues and minimal expenses. On September 19, 2002 we acquired the Signal Technologies, adopted a new business plan to develop that technology, and commenced hiring staff and commencing research and development activities. As a consequence of these activities, our net loss (before preferred dividends) increased from $211,954 in fiscal 2002, most of which occurred in the fourth quarter of that year, to $5,311,377 for fiscal 2003. Research and development expenditures increased from $67,500 in fiscal 2002 to $497,631 in fiscal 2003, reflecting the ramp-up in our research and development activities. General and administrative expenses increased from $144,454 to $4,813,746, reflecting the ramp-up in our overall operations. The primary components of the increased general and administrative expenses were (1) professional fees (legal, accounting, investment banking, medical product and regulatory consulting, and general consulting for management and marketing), and (2) premiums for directors and officers insurance. We also incurred a preferred dividend of $1,953,170 in fiscal 2003, which was attributable to a combination of (i) the value of the beneficial conversion feature of the preferred shares ($896,474), (ii) the fair value of the warrants ($949,121), and (iii) accrued dividends payable on the preferred shares ($107,575).

Plan Of Business Through End Of Fiscal 2005

     Our plan of operation until the end of fiscal 2005 is to complete the development of our first product, our model 100 ambulatory heart monitor.

     As discussed earlier in this annual report, we have recently completed development of the “front-end” or hardware portion of our model 100 heart monitor, and submitted it to the FDA for marketing approval on a 510(k) basis as being substantially similar to other devices on the market. The “front-end” portion of the device collects, processes and records data. FDA 510(k) approval to market this “front-end” portion of our device in the United States was subsequently granted by the FDA on January 28, 2004. We are currently developing the “back-end” or software portion of our model 100 heart monitor, which allows the management and interpretation of the data. We intend to use and modify commercially available software for which FDA approval has already been received to manage and interpret this data. We do not believe that our modification of this software will require additional FDA approval. Once we have completed these steps, we must design and engineer a “production” model for mass manufacturing which will be durable, reliable and maintenance-free, and competitively priced. We anticipate that we will complete a production model of our model 100 heart monitor, integrating both back-end and front-end functions, by the end of fiscal 2005, and will have also commenced commercial marketing efforts by the end of that period.

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

     The steps we need to take to complete our research and development, product development and testing activities include the following:

  We need to finalize the remaining development work on the “front-end” portion of the device, which consists of designing the device to meet the ANSI/AAMI EC-38 standard for ambulatory electrocardiographs adopted by the FDA for clinical (resting) diagnostic heart monitors (i.e., ability to interpret physiological signals throughout the entire 0.7HZ to 150 HZ range), as well as satisfying applicable performance, safety and environmental standards such as those relating to electromagnetic interference, electromagnetic susceptibility, shock and current leakage. These latter standards include the IEC60601-2-27 requirements for the safety of electrocardiograph devices; the IEC 60601-1-2 requirements for safety and electromagnetic compatibility; the UL2601-1 medical equipment general requirements for safety; and FCC regulations under part 15, subpart C, governing allowable frequency ranges for different types of devices, including medical devices. None of this work needs to be approved by the FDA, however, before we can commence marketing our model 100 monitor, we must not only satisfactory complete the performance testing of our monitor to establish that it satisfies the requirements described above, but must also conduct user preference tests measuring our device against other ambulatory monitors. This latter testing will be conducted at our laboratory facilities as well as at selected hospitals and university sites. A minor expense in the testing will be the cost to acquire competitor’s devices. We anticipate that we will complete this work by the end of the fourth quarter of 2004. We have budgeted $280,000 for this phase.
  We also need to complete the “back-end” portion of the device. To do so, we anticipate spending $250,000 to purchase off-the-shelf software which we can use with only minor modifications, and spending an additional $200,000 to develop proprietary software and algorithMs. We anticipate that we will complete this work by the end of the first quarter of 2005.
  Once we have fully designed the “front-end” portion of our device, we intend to submit test protocols in the third quarter of 2005 to several institutional review boards to review. We will coordinate the writing of a number of “white papers” relating to effectives of our device and published results in peer review journals. The term “white paper” is used to describe articles written by recognized experts in the field and presented at technical conferences or published in scientific journals. During this period, we also intend to make arrangements with four or more hospitals or clinics to test our device. We anticipate that we will complete this process by the third quarter of 2005. During the course of this period we should complete the “back-end” portion of the device, and we will then have the opportunity to use it during the clinical testing with the “front-end” portion. Our anticipated budget for these activities is $300,000.
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

Liquidity And Capital Resources

     For the period January 1, 2002 through December 31, 2003, we principally financed our operations through a combination of (1) the sale of our common shares, series ‘A’ preferred shares and common share purchase warrants for cash ($6,101,650); and (2) the issuance of common shares or common share purchase warrants in payment of the provision of services ($3,666,861).

     We currently have approximately $3,100,00 of cash on hand, which we project will fund our projected product development and operating costs through the October 2005. Once we commence marketing our heart monitor, we project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs for at least eight months. We will need to raise additional cash and working capital to cover an expected shortfall in our cash and working capital until we become cash-flow positive. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital could occur sooner than projected. For example, we are currently considering the acquisition of a non-prescription heart monitor from TZ Medical, Inc. which would increase our projected marketing costs, although it is probably less probable than more probable that we will consummate the transaction. Should we determine it to be necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

MANAGEMENT

Identity

     The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name And Municipality Of Residence	Age	Office	Initial Election Or Appointment Date

Marvin H. Fink Los Angeles, California	67	Chief Executive Officer, President, Secretary, and Chairman of the Board	October 12, 2002

Budimir S. Drakulic, Ph.D. Los Angeles, California	54	Vice President and Chief Technology Officer	October 15, 2002

Charles Dargan Los Angeles, California	48	Interim Chief Financial Officer	December 18, 2003

Ellsworth Roston Los Angeles, California	81	Director	November 1, 2002

Robert Koblin, M.D. Los Angeles, California	72	Director	February 6, 2003

Lowell T. Harmison, Ph.D. Washington, D.C.	66	Director	June 6, 2003

Jennifer Black Lake Oswego, Oregon	48	Director	January 20, 2004

     Messrs. Fink and Drakulic provide their services as executive officers on a full-time permanent basis. Mr. Dargan provides his services as an executive officer on a part-time interim basis through an agency that specializes in providing financial management personnel to businesses on a temporary basis.

     There are no family relationships between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Business Experience

     Marvin H. Fink has served as our Chief Executive Officer, President and Chairman of the Board since October 12, 2002, and our Secretary since November 2003. Prior to joining us, Mr. Fink was president of his own management consulting group from August 2001 until he joined Recom in October 2002. Mr. Fink has 45 years of experience in the management of high technology programs from development stage through production including projects for the Department of Defense, NASA, Teledyne Systems, Litton Industries and Hughes Aircraft. Until his retirement in August 2001, Mr. Fink served as President of Teledyne Electronic Technologies from 1993, which was then a subsidiary of Teledyne Technologies, Inc. (NYSE:TDY). From 1986 until 1993, he served as President of Teledyne Microelectronics. Mr. Fink has served as a director of RF Industries (Nasdaq:RFIL), a manufacturer of coaxial connectors used for communication applications, since October 2001. Mr. Fink holds a bachelors of science degree in electronic engineering from City College of New York, a Masters of Science degree in Electronic Engineering from the University of Southern California, and a Juris Doctor degree from the San Fernando Valley College of Law.

      Dr. Budimir S. Drakulic has served as our Vice President and Chief Technology Officer since October 15, 2002. Dr. Drakulic has more than 25 years of experience in the design, development and integration of hardware and software modules for biomedical microelectronics circuits and systeMs. From 1997 through February of 2002, Dr. Drakulic was involved directly and indirectly with Advanced Heart Technologies, Inc., a corporation controlled by Dr. Drakulic. Dr. Drakulic was the Consultant and Chief Scientist, Medical Device Business Unit for Teledyne Electronic Technologies from 1992 through 1997. Before that, he held numerous positions affiliated with the University of California at Los Angeles, including Visiting Assistant Professor with the Electrical Engineering Department and Director of the Microelectronics Development Lab at the Crump Institute for Medical Engineering. He holds a Bachelor of Science degree in electrical engineering from the University of Belgrade, Yugoslavia. He also holds a Masters degree and a Ph.D. in Electronic and Biomedical Engineering from the same university. Dr. Drakulic was the recipient of the Ralph and Marjorie Crump Prize for Excellence in Medical Engineering from UCLA in 1985, and was a Research Fellow with the Crump Institute for Medical Engineering at UCLA. Dr. Drakulic filed a petition for bankruptcy in November 2001.

     Mr. Charles Dargan has providing his services as our interim Chief Financial Officer since December 18, 2003 on a leased basis through CFO 911, an agency that specializes in providing financial management personnel to businesses on a temporary basis. We are actively recruiting a permanent full-time Chief Financial Officer. Mr. Dargan is also currently employed as the Chief Financial and Accounting Officer of Semotus Solutions, Inc. (AMEX:DLK). From April 2000 until his appointment as Chief Financial and Accounting Officer in January 2001, Mr. Dargan served as Semotus Solutions’ Executive Vice President of Operations. Mr. Dargan was also a director of Semotus Solutions from March 1999 to July 2002. Prior to joining Semotus Solutions, Mr. Dargan served as a Managing Director of Corporate Finance for The Seidler Companies Incorporated, a private brokerage, investment banking and public finance firm. In addition, he was a partner and Chief Financial Officer of the investment banking firm of Ambient Capital; a Managing Director of Corporate Finance at L.H. Friend, Weinress, Frankson & Presson, Inc.; and a First Vice President at Drexel Burnham Lambert, Incorporated. His accounting and financial industry experience has made him an expert in public and private debt and equity finance, mergers and acquisitions and financial management of and planning for emerging growth companies. Mr. Dargan graduated from the University of Southern California with an MBA and an MS in Finance, and possesses an A.B. in Government and Economics from Dartmouth College. He also holds accounting and finance industry certifications of Chartered Financial Analyst (CFA) and Certified Public Accountant (CPA).

     Mr. Ellsworth Roston has served as a director since November 1, 2002. Mr. Roston has practiced patent law since 1943, and currently serves as Of Counsel to the patent firm of Fulwider Patton Lee & Utecht since 1997. Mr. Roston has a history of assisting technology companies during their development stages. Most recently, Mr. Roston has served as a director of Natgram, Inc., an internet software developer, since 1998, Amerlin Inc., a pet house/kennel manufacturer, since 1996, and American Legal Net, a provider of legal forms, since April 2004. Mr. Roston also served as a director of Rokenbok Corporation, a toy manufacturer, from 1996 through February 2004, and of Dome Industries, an electronic hardware manufacturer, from 1991 through 2002. Mr. Roston was one of three founders of Brooktree Corporation, and served on its board of directors for 15 years until it was purchased by Rockwell Corporation in 1998. Mr. Roston received his undergraduate degree and his law degree from Yale University.

     Dr. Robert Koblin has served as a director since February 6, 2003. Dr. Koblin, a cardiologist, has more than 30 years of medical experience beginning during the time he served in the United States Army as a medic and continuing most recently as a staff physician and instructor at the Cedars-Sinai Medical Center in Los Angeles since 1966. He has also served as the Managing Director of the Robertson Diagnostic Center in Beverly Hills, California since April 2002, and as an assistant clinical professor of medicine at the University of California, Los Angeles (UCLA), since 1982. Dr. Koblin received his undergraduate degree from New York University, his medical degree from Stanford University.

     Dr. Lowell T. Harmison has served as a director since June 6, 2003 and as a Senior Advisor since February of 2003. Dr. Harmison has a very distinguished 35 year career in the field of biomedicine. Most recently, Dr. Harmison has served as a director and as chairman of the board of World Doc Foundation, a private foundation promoting health education and expanded knowledge of telemedicine, since June 2002. Dr. Harmison has also served as a director and chief executive officer of ProCell Corporation, a cancer research company, since June 2000, and as a director of pHA Bio Remediation, an environmental restoration company, since 1997. Dr. Harmison also served as chairman of Sequella Foundation, which promotes research into tuberculosis, from 1997 to 2001, and served as a director of Sequella Inc., a research and development company for tuberculosis products, from 1997 to 2000. Dr. Harmison is the holder of the first domestic and foreign patents on the fully implantable artificial heart; and served as Chief Executive Officer of USET, Inc. from 1987 to 1989. Dr. Harmison also served as the Director of the Robert Maxwell Foundation, a private foundation operating internationally and consisting of 21 operating companies, from 1987 to 1989. He also served as the Principal Deputy Assistant Secretary for Health of the U.S. Public Health Service, Department of Health and Human Services. Dr. Harmison has a Ph.D. from the University of Maryland and a B.S. and M.S. from West Virginia University. He was also given an honorary Doctor of Science degree from the West Virginia University.

     Ms. Jennifer Black has served as a director since January 20, 2004. Ms. Black has been President of her own business, Jennifer Black & Associates, since September 2003. Her firm provides independent research for institutional clients. Previously, Ms. Black was with Black & Co. (since 1979), where she was responsible for research coverage on the apparel and specialty retail industries. Ms. Black was President of Black & Co. when it was acquired by First Security Van Kasper in April 2000. Subsequently, Wells Fargo Securities acquired First Security Van Kasper in September 2000. Ms. Black left Wells Fargo Securities in September 2003. Ms. Black serves on the Governors Council of Economic Advisors for the State of Oregon, where she has been re-appointed to a second three-year term. Ms. Black attended Washington State and Portland State Universities.

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

Shareholder Nomination Procedures

     Approximately 66% of our voting shares are held by a single shareholder which, in view of the cumulative voting provision in our bylaws, effectively allows that shareholder to elect at least three of our five directors. Since that shareholder already has ready access to our board of directors and in view of this voting power, our board has not to date adopted formal procedures by which other shareholders could recommend nominees for election or appointment to our board.

Board Compensation

     Our current compensation policy for our directors for service on the full board is to compensate them through stock grants under our 2002 Stock Plan pursuant to a director’s compensation policy adopted on February 6, 2003. Upon joining our board of directors, each member is granted an option to purchase 50,000 (pre-split and post-split) common shares, exercisable at its then trading price. These options are fully vested upon grant, and lapse in five years if not exercised. Each director will thereafter be granted options on an annual basis entitling him to purchase an additional 28,000 (post-split) common shares, which options will vest quarterly based upon the continued provision of services as a director, and lapse in five years if not exercised. The exercise price for these options will be fixed at current market price as of the date of grant. Following our April 11, 2003 stock split, our board determined to maintain the grants at 50,000 common shares post-split for grants to new directors insofar as it believed such number was an appropriate number of option shares after taking into consideration factors it deemed relevant.

     Our current compensation policy for our directors for serving on our various committees to the board is to compensate them through the grant of common share purchase options. Upon his or her appointment to a committee, each committee member is granted an option to purchase 2,000 common shares, exercisable at its then trading price. These options vest in four quarterly installments, and lapse in five years if not exercised.

     The following table described the common share purchase options granted to our directors as of April 30, 2004 as compensation for serving on our board and, if applicable, committees of our board.

		Common
	Grant	Shares	Exercise	Expiration
Name	Date	Purchasable	Price	Date

Marvin H. Fink	2/6/2003	150,000 (3)	$0.88	2/5/2008
	11/3/2003	28,000	$4.40	11/2/2008
	4/1/2004	2,000	$6.00	3/31/2009

Ellsworth Roston(1)	2/6/2003	150,000 (3)	$0.88	2/5/2008
	11/3/2003	28,000	$4.40	11/2/2008
	4/1/2004	2,000	$6.00	3/31/2009

Dr. Robert Koblin	6/6/2003	50,000	$4.20	6/5/2008
	2/5/2004	28,000	$3.70	2/4/2009
	4/1/2004	4,000	$6.00	3/31/2009

Dr. Lowell T. Harmison(2)	6/6/2003	50,000	$4.20	6/5/2008

Jennifer Black	1/20/2004	50,000	$3.50	1/19/2009
	4/1/2004	2,000	$6.00	3/31/2009

(1)	Excludes 450,000 common share purchase warrants unrelated to the provision of services as a director which were granted to Mr. Roston as compensation for providing consulting services. See “Business-Employment And Consulting Agreements With Management”.
(2)	Excludes 216,000 common share purchase warrants unrelated to the provision of services as a director which were granted to Dr. Harmison as compensation for providing consulting services. See “Business-Employment And Consulting Agreements With Management”.
(3)	50,000 shares pre-split.

     We do not currently provide our directors with cash compensation, although we do reimburse their expenses.

Employment And Consulting Agreements With Management

     On October 11, 2002, Recom reached an agreement-in-principle with Mr. Marvin H. Fink to become our Chief Executive Officer and President and to issue him “restricted” common shares. Pursuant to that understanding, on October 12, 2002, we entered into a four-year employment agreement with Mr. Fink. The essential terms of the employment agreement are as follows:

  Mr. Fink’s will receive an initial base salary of $1 per year. Following the one-year anniversary of the agreement, our board of directors may review and adjust the base salary in light of our company’s performance. Given the status of Recom’s development efforts, the board has not decided to increase Mr. Finks’s base salary under this provision to date.

  Mr. Fink is entitled to a cash bonus for his second through fourth years of employment. The amount of the bonus is 10% of our after tax income exclusive of extraordinary expenses for the second year, and 15% of that amount for the third and fourth years. On May 10, 2004, Mr. Fink and Recom agreed to pay Mr. Fink 250,000 common shares upon Recom achieving $0.50 in fully-diluted earnings per share in lieu of the cash bonus, subject to approval by Recom’s full board of directors.
  Mr. Fink is granted 2,100,000 “restricted” common shares (700,000 shares pre-split), to be earned over three years of continuous employment. These shares, which are held in escrow by the company pursuant to the terms of a restricted stock agreement until they are earned, vest in tranches of 1744,999 each at the end of the first eleven quarters of Mr. Fink’s employment, with the balance vesting at the end of the twelfth quarter. Mr. Fink is entitled to all dividends which may be declared with respect to these shares, even if not vested.
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

     On October 11, 2002, Recom reached an agreement-in-principle with Dr. Budimir Drakulic to become our Vice President and Chief Technology Officer on a consulting basis through his consulting companies. Pursuant to that understanding, on October 15, 2002, we entered into a loan-out agreement with B World Technologies, Inc. and B Technologies, Inc. relative to the provision of Dr. Drakulic’s services, which formally commenced as of that date. Dr. Drakulic is the president and owner of these companies. The essential terms of the loan-out agreement are as follows:

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

     On March 10, 2003, as additional incentive for the performance of Dr. Drakulic, we granted to B World Technologies options entitling it to purchase 750,000 common shares at $0.95 per share. These options vest quarterly over a four year term, and lapse, if not exercised, on March 9, 2008.

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

     Mr. Charles Dargan provides his services as interim Chief Financial Officer on a leased basis through CFO 911, an agency that specializes in providing financial management personnel to businesses on a temporary basis. Under our engagement agreement with CFO 911, we pay CFO 911 on a fixed-fee basis for each accounting project or function performed by Mr. Dargan, including rebuilding our financial statements ($7,500), preparing our financial statements for inclusion in this annual report ($15,000); preparing our financial statements for inclusion in a registration statement on form SB-2 ($15,000), and preparing our financial statements for inclusion in our quarterly report on form 10-QSB for the first quarter of fiscal 2004 ($15,000). Additional projects we make request Mr. Dargan to perform under the engagement agreement with CFO 911 include the development of our internal control procedures and accounting department policies ($5,000) and the documentation of our internal controls ($5,000).

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
  Dr. Harmison is entitled to receive grants of common share purchase options in tranches of 20,000 shares per milestone for assisting Recom in attaining various milestones determined by our board of directors, including the preparation and filing with the FDA of a 510(k) application for our product as it relates to its incorporation into a vest, approval of that application by the FDA, and market launch of that product.
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

Summary Compensation Table

     The following table shows the compensation paid over the past three fiscal years with respect to Recom’s “named executive officers” as that term is defined by the SEC.

									Long Term Compensation

		Annual Compensation (1)							Awards	Payouts

									Securities	Long	All
Named Executive									Underlying	Term	Other
Officer and Principal							Restricted		Options	Incentive	Comp-
Position	Year	Salary		Bonus	Other		Stock		& SARs	Plan	ensation

Marvin H. Fink (2)	2003	$1	(5)	$—	$19,598	(8)	$—		178,000	$—	$—
Chief Executive Officer	2002	1		—	—		14,284	(9)	—	—	—
	2001	—		—	—		—		—	—	—
Dr. Budimir Drakulic (3)	2003	$180,000	(6)	$—	$—		$—		750,000	$—	$—
Vice President and Chief	2002	45,000	(6)	—	—		3,987	(10)	—	—	—
Technology Officer	2001	—		—	—		—		—	—	—

Charles Dargan (4)	2003	$7,500	(7)	$—	$—		$—		—	$—	$—
Interim Chief Financial	2002	—		—	—		—		—	—	—
Officer	2001	—		—	—		—		—	—	—

(1)	Includes, among other things, perquisites and other personal benefits, securities or property which exceed in the aggregate the lesser of either $50,000 or 10% of the total annual salary and bonus reported for that fiscal year.
(2)	Mr. Fink has served as our Chief Executive Officer since October 12, 2002.
(3)	Dr. Drakulic has served as our Vice President and Chief Technology Officer since October 15, 2002.
(4)
Mr. Dargan has served as our interim Chief Financial Officer since December 18, 2003 on a leased basis through CFO 911, an agency that specializes in providing financial management personnel to businesses on a temporary basis.

(5)	Recom has recorded a non-cash accounting expense in the amount of $80,000 to reflect the value of Mr. Fink’s services.
(6)	These amounts were paid in consulting payments to B Technologies in connection with its provision of Dr. Drakulic’s services.
(7)	Amounts paid to CFO 911 in December 2003.
(8)	Includes $14,400 in automobile allowance payments and $5,598 in premiums payable on health insurance.
(9)
Reflects the value of an award to Mr. Fink of 2,100,000 restricted common shares (700,000 shares pre-split) in conjunction with the execution of his employment agreement dated October 12, 2002. The value cited is based upon the closing price for on common shares as of the date of the employment agreement. As of December 31, 2003, all 2,100,000 restricted common shares remained outstanding. The value of those shares as of that date was $7,875,000 based upon the $3.75 closing price for our common shares as quoted on the OTCBB for December 31, 2003.

(10)	Reflects the value of an award to B. World Technologies of 600,000 restricted common shares (200,000 shares pre-split) in conjunction with the execution of a loan-out agreement dated October 12, 2002 by which it provided the services of Dr. Drakulic to Recom. The value cited is based upon the closing price for on common shares as of the date of the loan-out agreement. As of December 31, 2003, all 600,000 restricted common shares remained outstanding. The value of those shares as of that date was $2,250,000 based upon the $3.75 closing price for our common shares as quoted on the OTCBB for December 31, 2003.

Stock Options And Stock Appreciation Rights Grant Table

     The following table provides certain information with respect to individual grants during the 2003 fiscal year to each of our named executive officers of common share purchase options or stock appreciation rights relating to our common shares:

	Common Shares	As Percentage	Exercise	FMV
	Underlying	Of Grants To	Or	At
	Grant Of	All	Base	Grant
Name	Options Or SARs	Employees(1)	Price	Date	Expiration Date

Marvin H. Fink	150,000 (2)	7.1%	$0.88 (2)	$0.88	February 5, 2008
Dr. Budimir S. Drakulic	750,000 (3)	12.0%	$0.95 (3)	$0.95	March 9, 2008
Marvin H. Fink	28,000	1.3%	$4.40	$4.40	November 2, 2008
Charles Dargan	—	—	—	—	—

(1)	The numerator in calculating this percentage includes common share purchase options granted to each named executive officer in fiscal 2003 in his capacity as an officer (employee) and, if applicable, as a director. The denominator in calculating this percentage is 2,088,000, which represents options granted to all Recom employees during fiscal 2003, including those to the named executive officers.
(2)	50,000 shares pre-split exercisable at $2.64 per share.
(3)	250,000 shares pre-split exercisable at $2.76 per share.

Stock Options And Stock Appreciation Rights Exercise And Valuation Table

     The following table provides certain information with respect to each of our named executive officers concerning any common share purchase options or stock appreciation rights they may have exercised in fiscal 2003, and the number and value of any unexercised common share purchase options or stock appreciation rights they may hold as of December 31, 2003:

Unexercised In-The-Money Options and
SARs at December 31, 2003

	Shares		Number	Value (2)
	Acquired	Value	(Exercisable/	(Exercisable/
Named Executive Officer	On Exercise	Realized (1)	Unexercisable)	Unexercisable)

Marvin H. Fink	—	—	150,000 / 0	$430,500 / $0
Dr. Budimir S. Drakulic	—	—	187,500 / 562,500	$530,625 / $1,591,875
Charles Dargan	—	—	— / —	— / —

(1)	The dollar amount shown represents the difference between the fair market value of our common stock underlying the options as of the date of exercise and the option exercise price.
(2)	The dollar value provided represents the cumulative difference in the fair market value of our common stock underlying all in-the-money options as of December 31, 2003 and the exercise prices for those options. Options are considered “in-the-money” if the fair market value of the underlying common shares as of the last trading day in fiscal 2003 exceeds the exercise price of those options. The fair market value of Recom common shares for purposes of this calculation is $3.75, based upon the closing price for our common shares as quoted on the OTCBB on December 31, 2003.

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

PRINCIPAL SHAREHOLDERS

     The following table sets forth selected information, calculated as of April 30, 2004, about the amount and nature of our securities beneficially owned by each of our “executive officers” (defined as our President, Secretary, Chief Financial Officer or Treasurer, any vice-president in charge of a principal business function, such as sales, administration or finance, or any other person who performs similar policy making functions for our company); each of our directors; each person known to us to own beneficially more than 5% of any class of our securities; and the group comprised of our current directors and executive officers.

     The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. See footnote (1) to this table. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person is address is 4705 Laurel Canyon Boulevard, Suite 203, Studio City, California 91607.

	Class Of Stock(1)

	Common (Voting)			Series ’A’ Preferred (2) (Voting)

Name	Amount		%	Amount	%

Marvin H. Fink (3)(4)(5)	2,264,500	(7)	6.8%	0	—

Dr. Budimir S. Drakulic (4)	834,375	(8)	2.5%	0	—

Charles Dargan (4)	0		—	0	—

Ellsworth Roston (3)	910,750	(9)	2.7%	0	—

Dr. Robert Koblin (3)	158,000	(10)	*	0	—

Dr. Lowell T. Harmison (3)	272,793	(11)	*	0	—

Jennifer Black (3)	50,500	(12)	*	0	—

Tracey Hampton / ARC Finance Group, LLC (5)(6)	22,950,000	(13)	69.6%	0	—

Morgan Witt Alliance	0		—	316,673	19%

Directors and executive officers, as a group	4,494,918	(14)	13.0%	0	—

*	Less than one percent.
(1)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrant or conversion of UGC series ‘A’ preferred shares. The number of outstanding shares of our common and series ’A’ preferred shares as of the April 30, 2004 are 33,345,262 and 1,661,305 shares, respectively.
(2)	Each series ’A’ preferred share is convertible into one common share.
(3)	Director.
(4)	Executive officer.
(5)	5% shareholder.
(6)	The address of Ms. Hampton and ARC Finance Group LLC is 23679 Calabasas Road, Suite 754, Calabasas, CA 91302.
(7)	Includes 2,100,000 common shares held by the Fink Family Trust, and 164,500 common shares issuable upon exercise of options granted to Mr. Fink in his capacity as a director.
(8)	Includes 600,000 common shares held by B World Technologies, Inc. and 234,375 common shares issuable upon exercise of options granted to B World Technologies in connection with services performed by Dr. Drakulic. Both B World Technologies and B Technologies are owned and controlled by Dr. Drakulic.
(9)	Includes 296,250 common shares held by Roston Enterprises, 450,000 common shares issuable upon exercise of warrants granted to Mr. Roston in his capacity as a consultant, and 164,500 common shares issuable upon exercise of options granted to Mr. Roston in his capacity as a director.
(10)	Includes 158,000 common shares issuable upon exercise of options granted to Dr. Koblin in his capacity as a director.
(11)	Includes 216,000 common shares issuable upon exercise of warrants granted to Dr. Harmison in his capacity as a consultant, and 50,000 common shares issuable upon exercise of options granted to Dr. Harmison in his capacity as a director.
(12)	Includes 50,500 common shares issuable upon exercise of options granted to Ms. Black in her capacity as a director.
(13)	Includes 22,950,000 common shares held by ARC Finance Group, Inc. ARC Finance Group is owned and controlled by Ms. Hampton.
(14)	Includes 1,487,875 common shares issuable upon exercise of common share purchase options and warrants.

TRANSACTIONS AND BUSINESS RELATIONSHIPS WITH
MANAGEMENT AND PRINCIPAL SHAREHOLDERS

Transactions With Executive Officers, Directors And Shareholders

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
  On October 11, 2002, we reached an agreement-in-principle with Dr. Budimir Drakulic to become our Vice President and Chief Technology Officer on a consulting basis through his consulting companies. In conjunction with that understanding, we also reached an agreement-in-principle with Dr. Drakulic to offer to sell our common shares to certain individuals with potential claims against Dr. Drakulic relating to termination of a prior license of the Signal Technologies to a company in which those claimants had invested. While we did not believe that these claims had legal basis, we nevertheless agreed to assist Dr. Drakulic in the settlement in order to ensure that Dr. Drakulic’s time, effort and focus in developing the technology was not unduly disrupted by litigation, and to otherwise ensure that our rights in the Signal Technologies were protected should that be a matter of concern to any of our investors. Pursuant to this understanding, on October 22, 2002, we sold 564,810 common shares (188,270 shares pre-split) to eleven of those individuals (Bernard Carmeol, William London, Walter M. Sawyer, Stephen Verchick, Belle Zwerdling, Steve Neuberger, Tom Byers, Baron St. John, Thomas Mozjesik, Jeffrey H. Sawyer and Robert M. Cherry), and issued a five-year warrant to purchase 375,000 common shares (125,000 shares pre-split) for $0.007 per share to one of those individuals (Stephen Verchick), in consideration of their cash investment of $17,786. We further agreed that should we raise more than $2 million in certain offerings, to pay 4% of the proceeds of those offerings to those individuals up to the amount of $480,350. We have since entered into agreements with ten of those investors releasing Recom from the obligation to pay $380,350 of the $480,350, and are currently in discussion with the last of those individuals, Mr. Verchick, to release the remaining liability of $100,000, including $35,203 to which he would be entitled under our private placement in the amount of $5,378,750 facilitated through Maxim Group LLC.

  On November 1, 2002, we entered into a two-year consulting agreement with Mr. Ellsworth Roston, who then became one of our directors pursuant to that agreement. Under the terms of that agreement, we granted to Mr. Roston, among other things, Roston 225,000 “restricted” common shares (75,000 shares pre-split) and five-year warrants to purchase an additional 450,000 common shares (150,000 shares pre-split) at $1.67 per share. For a description of the full terms of that agreement see that section of this annual report captioned “Management—Employment And Consulting Agreements With Management”.
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
  On April 8, 2003, we sold to Mr. Mitchell Stein 112,812 common shares (37,604 shares pre-split) for $100,000 in cash and $150,000 in expenses and equipment. Mr. Stein is the spouse of Ms. Tracey Hampton, who owns and controls ARC Finance Group, LLC, which owns approximately 69.6% of our outstanding common shares.
  On May 15, 2003, we sold to Mr. Mitchell Stein 16,000 units at $3 per unit for cash amounting to $48,000. Each unit consisted of one common share and one warrant. Each warrant is exercisable at $3 until May 14, 2004. Upon exercise of the warrants, Mr. Stein will receive one common share and an additional warrant to purchase one common share $6 per share until November 15, 2004. The sale of units to Mr. Stein was part of a larger private placement on the same terms and conditions with two other investors.
  On July 24, 2003, we sold to Mr. Mitchell Stein 30,030 units at $3.33 per unit for cash amounting to $100,000. Each unit consisted of one common share and one warrant. Each warrant is exercisable at $3.33 until July 14, 2004. Upon exercise of the warrants, Mr. Stein will receive one common share and an additional warrant to purchase one common share at $6.66 per share until November 15, 2004. The sale of units to Mr. Stein was part of a larger private placement on the same terms and conditions with three other investors.

Parent Corporation

     ARC Finance Group, LLC, owns approximately 69.6% of our outstanding common shares. ARC Finance Group is principally owned and controlled by Ms. Tracey Hampton. As a consequence, Ms. Hampton has the ability, through ARC Finance Group, to elect a majority of our board of directors, and thereby control our management. Ms. Hampton also has the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.

EQUITY COMPENSATION PLANS

Summary Equity Compensation Plan Data

     The following table sets forth information compiled on an aggregate basis, with respect to equity compensation plans, including individual compensation arrangements as of December 31, 2003 under which we are granted or are authorized to issue equity securities to employees or non-employees in exchange for consideration in the form of goods or services:

Number Of
Securities Remaining
	Number Of		Available For Future
	Securities		Issuance Under Equity
	To Be	Weighted-	Compensation Plans
	Issued Upon	Average	(Excluding Securities
	Exercise Of	Exercise Price	To Be Issued Upon
	Outstanding	Of Outstanding	Exercise Of
	Options,	Options,	Outstanding Options,
	Warrants	Warrants	Warrants And Rights)
Plan Category	Or Rights	And Rights

Equity compensation plans approved by shareholders:
	2,149,000	$1.21	3,851,000
Recom Managed Systems, Inc. 2002 Stock Plan

Equity compensation plans not approved by shareholders:
Recom Managed Systems, Inc. 2003 Nonqualified
	—	$—	1,187,273
Stock Option And Stock Plan
Stand-alone grants	537,000	$2.12	—

Total	2,686,000	$1.39	5,038,273

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

     The 2002 Stock Plan was adopted by our board of directors as a vehicle to encourage and provide for the acquisition of an equity interest in Recom by our employees, officers, directors and consultants. Our board believes the plan will enable us to attract and retain the services of key employees, officers, directors and consultants upon whose judgment, interest and special effort the successful conduct of its operations is largely dependent, and to motivate those individuals by providing additional incentives and motivation toward superior performance.

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

     The 2003 Stock Plan also provides that our board of directors, or a committee established by our board, may issue restricted stock pursuant to restricted stock right agreements which will contain such terms and conditions as our board or committee determines.

     As of April 30, 2004, there were 2,317,000 common shares issued or reserved for issuance under the 2002 Stock Plan, and 3,683,000 common shares available for issuance.

Description of Equity Compensation Plans Not Approved By Shareholders

2003 Stock Plan

     Recom has one formal stock plan considered to be an equity compensation plan or arrangement that has not been approved to date by our shareholders, the Recom Managed Systems, Inc. 2003 Nonqualified Stock Option And Stock Plan (the “2003 Stock Plan”). Recom adopted the 2003 Stock Plan, pursuant to which 1,500,000 common shares (500,000 shares pre-split) were originally reserved for issuance, on March 31, 2003. The 2003 Stock Plan was adopted by our board of directors as a vehicle to encourage and provide for the acquisition of an equity interest in Recom by our employees, officers, directors and consultants. Our board believes the plan will enable us to attract and retain the services of key employees, officers, directors and consultants upon whose judgment, interest and special effort the successful conduct of its operations is largely dependent, and to motivate those individuals by providing additional incentives and motivation toward superior performance.

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

     As of April 30, 2004, there were 412,470 common shares issued or reserved for issuance under the 2003 Stock Plan, and 1,087,530 common shares available for issuance.

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

     The stand-alone grant to Mr. Marvin Fink of 2,100,000 “restricted” shares under his employment agreement pursuant to which he agreed to become our Chief Executive Officer, President and Chairman of the Board; the stand-alone grant to B Technologies of 600,000 “restricted” common shares under the terms of the loan-out agreement by which we procured the services of Mr. Budimir S. Drakulic as our Vice President and Chief Technology Officer, and the stand-alone grant to Mr. Ellsworth Roston of 225,000 “restricted” common shares and warrants entitling him to purchase an additional 450,000 common shares under the terms of his consulting agreement with our company, each constitute an equity compensation plan or arrangement that has not been approved to date by our shareholders. For further information relating to these transactions, see that section of this annual report captioned “Management—Employment And Consulting Agreements With Management”.

Stand-Alone Grants

     From time to time our board of directors grants common share purchase options or warrants to selected directors, officers, employees, consultants, advisors or vendors in payment of goods or services provided by such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

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

     We have incurred cumulative net losses (after preferred dividends) in the amount of $7,264,547 from our inception through December 31, 2003. We have no commercial product sales or revenues to date, and do not anticipate that we will complete the development of our first product, a non-invasive ambulatory heart monitor, and introduce it to the markets, until the end of fiscal 2005. Once we commence marketing our heart monitor, we project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs for at least eight months. We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive when our products are initially introduced to markets, due to the significant costs associated with the development and marketing of our products and services.

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

     We will need to significantly expand our operations to implement our longer-term business plan and growth strategies. We will also be required to manage multiple relationships with various strategic partners, technology licensors, customers, manufacturers and suppliers, advertisers, consultants and other third parties. This expansion and these expanded relationships will require us to significantly improve or replace our existing managerial, operational and financial systems, procedures and controls; to improve the coordination between our various corporate functions; and to manage, train, motivate and maintain a growing employee base. The time and costs to effectuate these steps may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. We cannot assure you that we will institute, in a timely manner or at all, the improvements to our managerial, operational and financial systems, procedures and controls necessary to support our anticipated increased levels of operations and to coordinate our various corporate functions, or that we will be able to properly manage, train, motivate and retain our anticipated increased employee base. Our inability to protect our patents and proprietary rights will adversely affect our business and the value of your investment

     We may have difficulty in attracting and retaining management and outside independent members to our board of directors as a result of their concerns relating to their increased personal exposure to lawsuits and shareholder claims by virtue of holding these positions in a publicly-held company.

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

     Our common shares have historically been sporadically or “thinly” traded on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven development stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

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

     The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, we have relatively few common shares outstanding in the “public float” since most of our shares are held by a small number of shareholders. In addition, as noted above, our common shares are sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of revenues or profits to date, and uncertainty of future market acceptance for our products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of our products and services as viable security and technology solutions; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

     There are currently outstanding as of April 30, 2004, 1,661,305 series ’A’ preferred shares each convertible into one common share at the conversion rate of $3 per share, and common share purchase options and warrants entitling the holders to purchase 5,517,327 common shares at a weighted average exercise price of $2.35 per share, including a number granted to directors, officers, employees and consultants that are subject to vesting conditions. In the event of the conversion or exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their conversion or exercise of these securities.

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

     We are entitled under our certificate of incorporation to issue up to 100,000,000 common and 10,000,000 “blank check” preferred shares. After taking into consideration our outstanding common and preferred shares as of April 30, 2004, we will be entitled to issue up to 66,654,738 additional common shares and 8,228,694 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

     We are subject to the provisions of the Delaware Business Combination Act, which could discourage or prevent a potential takeover of our company that might otherwise result in you receiving a premium over the market price for your common shares.

     As a Delaware corporation, we are subject to the Delaware Business Combination Act which precludes a shareholder who owns 15% or more of our shares from entering into a “business combination” involving our company for a period of three years, unless (1) our board of directors approves the combination before the shareholder acquires the 15% interest; (2) the interested shareholder acquires at least 85% of our shares as part of the transaction in which he acquired the initial 15%, excluding shares owned by our officers who are also directors and voting stock held by employee benefit plans; or (3) the combination is approved by our board of directors by a majority vote and two-thirds of our other shareholders at a duly called shareholders’ meeting. A “business combination” is defined as (1) a merger or consolidation requiring shareholder approval, (2) the sale, lease, pledge, or other disposition of our assets, including by dissolution, having at least 50% of the entire asset value of our company, or (3) a proposed tender or exchange offer of 50% or more of our voting stock.

     The existence of indemnification rights to our directors and officers under our bylaws may result in substantial expenditures by our company and may discourage lawsuits against our directors and officers.

     Our bylaws require us to indemnify our directors and officers to the maximum extent permitted by Delaware corporate law. We may also have contractual indemnification obligations under our individual agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees, even though such actions, if successful, might otherwise benefit our company and shareholders.

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

		Bid Price

Period	Volume	High	Low
2003:
Fourth Quarter	3,808,295	$ 5.15	$ 2.70
Third Quarter	3,683,800	5.55	3.24
Second Quarter	2,494,700	4.20	1.98
First Quarter	1,464,600	2.30	0.88
2002:
Fourth Quarter	1,264,800	$ 3.97	$ 0.08
Third Quarter	0	0.08	0.07
Second Quarter	0	0.07	0.05
First Quarter	1,500	0.33	0.33

     On April 30, 2004, the last reported closing price for our common shares as reported on the OTCBB was $7.21 per share.

     A shareholders’ list provided by our transfer agent showed 334 registered shareholders and 33,345,262 common shares outstanding as of April 30 2004. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed..

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

Recent Sales Of Unregistered Securities

     Rule 506

     During fiscal 2003, we sold or issued the following securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 506 promulgated under Regulation D or, in the alternative, Section 4(2) of the Securities Act. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

  On February 5, 2003, pursuant to a director’s compensation plan adopted by our board of directors on that date, we issued to each of our five directors as of that date, including Messrs. Fink and Roston and Dr. Robert Koblin, options to purchase 150,000 common shares at $0.88 per share (50,000 shares at $2.65 per share pre-split) under our 2002 Stock Plan. The options are fully vested and lapse, if unexercised, on February 4, 2008. For further information relating to these transactions, see that section of the annual report captioned “Management—Board Compensation”.

  On March 10, 2003, we issued to Dr. Budimir S. Drakulic, our Vice President and Chief Technology Officer, options to purchase 750,000 common shares at $0.95 per share (250,000 shares at $2.76 per share pre-split) under our 2002 Stock Plan. The options vest over a period of four years, and lapse if unexercised on March 9, 2008.
  On March 10, 2003, we issued to Mr. Charles McGill options to purchase 900,000 common shares at $0.95 per share (300,000 common shares at $2.85 per share (900,000 shares at $0.95 per share pre-split). These options were issued as an inducement for Mr. McGill to become our Chief Financial Officer pursuant to an employment agreement entered into on that same date. The options were to vest over a period of three years, and lapse if unexercised on March 24, 2008. Mr. McGill retired in November 2003, at which time 150,000 options vested and the balance lapsed.
  On March 10, 2003, we issued warrants to purchase 900,000 restricted common shares post-split at $0.50 per share (300,000 shares at $1.50 per share pre-split). The warrants, which are held by Crown Reef for its provision of strategic planning, marketing and business advisory consulting services, lapse if not exercised by March 9, 2008. We valued the grant at $450,000.
  On April 8, 2003, we sold to Mr. Mitchell Stein 112,812 common shares (37,604 shares pre-split) for $100,000 in cash and $150,000 in expenses and equipment.
  On April 15, 2003, we issued to Brookstreet Securities Corporation warrants to purchase 200,000 common pursuant to an investment banking agreement. The warrants are exercisable in four tranches of 50,000 common shares each. The first tranche was fully vested upon grant and exercisable at $1.25 per share. The second tranche vested 90 days after issuance with an exercise price of $2.25 per share. The third tranche vested 180 days after issuance with an exercise price of $3.25 per share. The fourth tranche vested 270 days after issuance with an exercise price of $4.25 per share. We valued the grant at $550,000.
  On May 15, 2003, we completed the first tranche of a private placement pursuant to which we sold 82,667 units to Mr. Mitchell Stein, SJ Investments and Ms. Norma Provencio at $3 per unit for cash amounting to $248,000. Each unit consisted of one common share and one warrant. Each warrant is exercisable at $3 until May 14, 2004. Upon exercise of the warrants each investor will receive one common share and an additional warrant to purchase one common share $6 per share until November 15, 2004.
  On June 5, 2003, we issued to Dr. Lowell T. Harmison, in his capacity as a director, options to purchase 50,000 common shares at $4.20 per share under our 2002 Stock Plan. These options are fully vested, and lapse if unexercised on June 5 2008. For further information relating to this transaction, see that section of the annual report captioned “Management—Board Compensation”.
  On July 17, 2003, we issued to Maxim Group, LLC warrants to purchase 100,000 common shares at $4.62 per share pursuant to an investment banking agreement. The warrants lapse if unexercised on July 16, 2008. We valued the grant at $492,000.
  On July 24, 2003, we completed the second tranche of a private placement pursuant to which we sold 75,075 units to Messrs. Mitchell Stein, Jerry L. Page and Mark M Giardiano and to Ashton Reed & Company, Inc. at $3.33 per unit for cash amounting to $250,000. Each unit consisted of one common share and one warrant. Each warrant is exercisable at $3.33 until July 14, 2004. Upon exercise of the warrants each investor will receive one common share and an additional warrant to purchase one common share at $6.66 per share until November 15, 2004.

  On October 2, 2003, we completed a private placement through Maxim Group LLC pursuant to which we sold 53.7875 units to 100 investors at a price of $100,000 per unit, for gross proceeds of $5,378,750. The net proceeds of this offering, after expenses, was $4,805,965. Each unit sold consisted of 33,334 series ’A’ preferred shares and 16,667 class ’C’ warrants. In total, we issued 1,792,976 series ’A’ preferred shares and 896,488 class ’C’ warrants. Each series ’A’ preferred share is convertible into one common share. Each warrant is exercisable at $3.75 for a period of four years.
  Under the terms of our agreement with Maxim Group, we were obligated to pay Maxim
  Group $537,875, representing an 8% commission and a 2% non-accountable expense allowance. In addition, we are obligated to issue to Maxim an agent’s warrant entitling it to purchase a number of units equal to 10% of the total units sold in this offering. Maxim has the right under the agent’s warrant to purchase at total of 179,292 units at the price of $3.60 per unit, each unit comprised on one series ’A’ preferred share and one-half of a class C warrant. The agent’s warrant expires in five years to the extent unexercised.
  On November 3, 2003, we issued to Messrs. Fink and Roston, in their capacity as directors, options entitling each of them to purchase 28,000 common shares at $4.40 per share pursuant to our director’s compensation plan. The options vest quarterly over a period of one year, and lapse if unexercised on November 2, 2008. For further information relating to these transactions, see that section of the annual report captioned “Management—Board Compensation”.

Rule 504; Section 4(2)

     During fiscal 2003, we sold or issued the following securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 504 promulgated under Regulation D or, in the alternative, Section 4(2) of the Securities Act. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 504 insofar as the aggregate offering price for each such transaction did not exceed $1,000,000, after taking into consideration the aggregate offering price for all securities sold by the company under Section 3(b) of the Securities Act within the twelve months preceding the transaction.

  On February 14, 2003 we issued to Dr. Lowell Harmison (1) fully vested options entitling him to purchase 108,000 common shares at $0.97 per share (36,000 shares $2.91 per share pre-split), and (2) options entitling him to purchase an purchase an additional 108,000 common shares at $0.97 per share (36,000 shares $2.91 per share pre-split) to vest over twelve quarters. These options were issued as an inducement for Dr. Harmison to provide consulting services pursuant to a consulting agreement entered into on that same date. For further information relating to this transaction, see that section of the annual report captioned “Management—Employment And Consulting Agreements With Management”.
  On March 10, 2003, we issued to an employee options to purchase 240,000 common shares at $0.95 per share (80,000 shares at $2.76 per share pre-split) under our 2002 Stock Plan. The options vest over a period of four years, and lapse if unexercised on March 9, 2008.
  On March 10, 2003, we issued to Mr. Rowland Perkins, in connection with the provision of consulting services relating to identifying prospective directors, warrants to purchase 21,000 common shares at $0.81 per share (7,000 shares at $2.43 per share pre-split). The warrants were fully vested, and lapse if unexercised on March 9, 2008. We valued the grant at $17,010.
  On April 15, 2003, we issued to an employee options to purchase 10,000 common shares at $2.85 per share under our 2002 Stock Plan. The options vest over a period of four years, and lapse if unexercised on April 14, 2010.
  On June 2, 2003, we issued to Dr. Michael Laks, as compensation providing medical advisory and technical consulting services, options to purchase 108,000 common shares at $2.40 per share under our 2002 Stock Plan. The options vest over a period of four years, and lapse if unexercised on June 4, 2008. We valued the grant at $259,200.

  On July 29, 2003, we issued to an employee options to purchase 10,000 common shares at $3.19 per share under our 2002 Stock Plan. The options vest over a period of five years, and lapse if unexercised on July 28, 2008.
  On August 5, 2003, we issued to two shareholders, Messrs. John Epperson Jr. and Jack Lee, warrants entitling them to purchase 23,501 common shares at $3.29 per share pursuant to a voluntary partial trading restriction (lock-up) agreement entered into with each of those shareholders on that date. These warrants lapse on August 4, 2008 to the extent not exercised by the first shareholder, and February 4, 2005 to the extent not exercised by the second shareholder. We valued the grant at $77,318.
  On September 23, 2003, we issued to a current shareholder, Mr. Aaron Grunfield, warrants to purchase 18,000 common shares at $5.29 per share pursuant to a voluntary partial trading restriction (lock-up) agreement with that shareholder entered into on that same date. These warrants lapse on March 22, 2005 to the extent not exercised. We valued the grant at $95,220.
  On September 25, 2003, we issued to Mr. Bill Mathews, as compensation for providing consulting services relating to the procurement of FDA approval for our products, warrants to purchase 25,000 common shares at $3.19 per share under our 2002 Stock Plan. These warrants lapse on March 24, 2010 to the extent not exercised. We valued the grant at $79,750.

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

CONTROLS AND PROCEDURES

     Within the ninety days prior to the filing date of this report, our Chief Executive Officer and Chief Financial Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, our disclosure controls and procedures are effective in making known to them on a timely basis material information relating to our company (including any consolidated subsidiaries) required to be included in this report. There were no significant changes in our internal controls or in other factors that could significantly affect these controls, known to our Chief Executive Officer or Chief Financial Officer, subsequent to the date of the evaluation, including any significant deficiencies or material weaknesses that would require corrective action.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

2.1	Order dated October 26, 2000 Confirming Plan of Reorganization and Granting Final Approval of Disclosure Statement(10)

3.1	Amended And Restated Certificate Of Incorporation Of Recom Managed System, Inc. filed by the Delaware Secretary of State on November 6, 2000 (1)

3.2	Certificate Of Amendment Of Certificate Of Incorporation Of Recom Managed System, Inc. filed by theDelaware Secretary of State on June 20, 2003 (8)

3.3	Certificate Of Designation Of Rights, Preferences And Limitations Of Series ’A’ Convertible Preferred Stock Of Recom Managed System, Inc. filed by the Delaware Secretary of State onSeptember 9, 2003(10)

3.4	Amendment To Certificate Of Designation Of Rights, Preferences And Limitations Of Series ’A’ Convertible Preferred Stock Of Recom Managed System, Inc. filed by the Delaware Secretary of State on April 26, 2004(10)

3.5	Bylaws Of Recom Managed Systems, Inc. adopted March 31, 2003 (6)

5.1	Specimen common stock certificate (8)

5.2	Specimen series ’A’ preferred stock certificate (8)

5.3	Recom Managed Systems, Inc. 2002 Stock Plan adopted on November 1, 2002 (6)

5.4	Form of option issued under Recom Managed Systems, Inc. 2002 Stock (8)

5.5	Recom Managed Systems, Inc. 2003 Nonqualified Stock Option And Stock Plan adopted on March 31, 2002 (6)

5.6	Warrant To Purchase Common Stock dated September 19, 2002 issued to Sim Farrar (2)

5.7	Form of Standard Warrant (8)

5.8	Form of Class ’A’ Warrant (8)

5.9	Form of Class ’C’ Warrant (8)

5.10	Agent’s Warrant dated November 1, 2003 with Maxim Group LLC(10)

5.11	Agent’s Warrant dated November 1, 2003 with Jenkins Capital Management, LLC(10)

10.1	Standard Multi-Tenant Office Lease dated August 20, 2002 between Bershin Properties I, LLC, as lessor, and Recom Managed Systems, Inc., LLC, as lessee(10)

10.2	Addendum To Standard Office Lease dated August 20, 2002 between Bershin Properties I, LLC, as lessor, and Recom Managed Systems, Inc., as lessee(10)

10.3	Addendum To Standard Office Lease dated December 17, 2003 between Bershin Properties I, LLC, as lessor, and Recom Managed Systems, Inc., as lessee(10)

10.4	Stock Acquisition and Signal Technologies Transfer Agreement dated September 12, 2002 between Recom Managed Systems, Inc. and ARC Finance Group, LLC (2)

10.5	Employment Agreement dated October 14, 2002 between Recom Managed Systems, Inc. and Marvin H. Fink (3)

10.6	License Agreement dated December 9, 1993 between Dr. Budimir S. Drakulic and Teledyne Electronic Industries, Inc. (8)

10.7	Restricted Stock Agreement dated October 14, 2002 between Recom Managed Systems, Inc. and Marvin H. Fink (3)(4)

10.8	Indemnification Agreement dated October 14, 2002 between Recom Managed Systems, Inc. and Marvin H. Fink (3)(4)

10.9	Loan-out Agreement dated October 15, 2002 between Recom Managed Systems, Inc. and Budimir Drakulic, B World and B Technologies (3)

10.10	Restricted Stock Agreement dated October 15, 2002 between Recom Managed Systems, Inc. and Budimir Drakulic, B World and B Technologies (3)(5)

10.11	Consulting Agreement dated November 1, 2002 between Recom Managed Systems, Inc. and Ellsworth Roston (3)

10.12	Employment, Confidential Information, Invention Assignment, And Arbitration Agreement dated October 15, 2002 between Recom Managed Systems, Inc. and Budimir Drakulic, B World and B Technologies (3)(5)

10.13	Consulting Agreement dated February 14, 2003 between Recom Managed Systems, Inc. and Lowell T. Harmison (8)

10.14	Employment Agreement dated March 10, 2003 between Recom Managed Systems, Inc. and Charles E. McGill (6)

10.15	Investment Banking Agreement dated April 15, 2003 between Recom Managed Systems, Inc. and Brookstreet Securities Corporation (7)

10.16	Investment Banking Agreement dated July 17, 2003 between Recom Managed Systems, Inc. and Maxim Group, LLC(10)

10.17	Placement Agency Agreement dated September 4, 2003 between Recom Managed Systems, Inc. and Maxim Group, LLC(10)

10.18	Form of Registration Rights Agreement for purchasers of Series ’A’ Preferred Stock (8)

10.19	Scope Letters and Engagement Agreements dated December 18, 2003, January 23, 2004 and March 22, 2004 between Recom Managed Systems, Inc. and CFO 91(10)

10.20	Non-Binding Letter of Intent dated January 10, 2004 between Recom Managed Systems, Inc. and TZ Medical Inc.(10)

10.21	Settlement Agreement And Releases, Warrant and Piggyback Registration Rights Agreement each dated April 28, 2004 between Recom Managed Systems, Inc., Mitchell J. Stein, ARC Finance Group, LLC, Tracey Hampton-Stein and Rex Julian Beaber(10)

21	List of subsidiaries *

23	Consent of Stonefield Josephson, Inc. *

24.1	Powers of Attorney for Mr. Ellsworth Roston, Dr. Robert Koblin, Dr. Lowell T. Harmison and Ms. Jennifer Black (9)

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act *

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act *

*	Filed herewith
(1)	Previously filed as an exhibit to our report on form 10-KSB for our fiscal year ended December 31, 2001 filed with the SEC on February 22, 2002.
(2)	Previously filed as an exhibit to our report on form 8-K filed with the SEC on September 25, 2002.
(3)	Previously filed as an exhibit to our report on form 10-QSB for our fiscal quarter ended September 30, 2002 filed with the SEC on November 12, 2002.
(4)	Filed as part of the Employment Agreement for Mr. Fink noted in item 10.5.
(5)	Filed as part of the Loan-Out Agreement for with B World Technologies, B Technologies and Dr. Drakulic noted in item 10.9.
(6)	Previously filed as an exhibit to our report on form 10-KSB for our fiscal year ended December 31, 2002 filed with the SEC on March 26, 2003.
(7)	Previously filed as an exhibit to our report on form 10-QSB for our fiscal quarter ended March 30, 2003 filed with the SEC on May 7, 2003.
(8)	Previously filed as an exhibit to our registration statement on form SB-2 filed with the SEC on January 2, 2004.
(9)	Previously filed as an exhibit to our report on form 10-KSB for our fiscal year ended December 31, 2003 filed with the SEC on February 10, 2004.
(10)	Previously filed as an exhibit to our registration statement on form SB-2 (amendment no. 2) filed with the SEC on May 11, 2004.

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

INDEPENDENT AUDITORS' REPORT

To The Board Of Directors And Stockholders Of Recom Managed Systems, Inc.
Studio City, California

We have audited the accompanying balance sheet of Recom Managed Systems, Inc. as of December 31, 2003 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2003 and from inception of development stage (November 7, 2000) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that the Company plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Stonefield Josephson, Inc.

Stonefield Josephson, Inc.
Certified Public Accountants

January 30, 2004

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
BALANCE SHEET
December 31, 2003

December 31,2003

ASSETS
CURRENT ASSETS
Cash	$3,957,720
Prepaid expenses	130,749

Total current assets	4,088,469
Property, plant and equipment, net of accumulated depreciation of $39,751.	169,299
Intangible – patents, net of accumulated amortization of $11,146	157,828

TOTAL ASSETS	$4,415,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	158,282
Accrued dividend payable	107,575
Accrued expenses	324,999

Total current liabilities	590,856
STOCKHOLDERS’ EQUITY
Series ‘A’ convertible preferred stock, $.001 par value; 10,000,000 shares authorized; 1,792,975 shares issued and outstanding	$1,793
Common stock, $.001 par value; 100,000,000 shares authorized; 32,993,912 shares issued and outstanding	32,993
Additional paid-in capital	11,477,573
Deferred compensation	(232,020)
Deficit accumulated during development stage	(7,455,599)

TOTAL STOCKHOLDERS’ EQUITY	3,824,740

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,415,596

The accompanying notes are an integral part of these financial statements.

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2003 And 2002 And From Inception
Of Development Stage (November 7, 2000) To December 31, 2003

	For the Years Ended December 31,		From Inception of Development Stage (Nov. 7, 2000) to

	2003	2002	Dec. 31, 2003

Revenue	$—	$—	$—
Research and development	497,631	67,500	565,131
General and administrative expenses	4,813,746	144,454	5,044,873

Total expense	5,311,377	211,954	5,610,004
Provision for income taxes	—	—	—

Net loss	$(5,311,377)	$(211,954)	$(5,610,004)
Preferred dividend	1,953,170	—	1,953,170

Net loss attributed to common stockholders	$(7,264,547)	$(211,954)	$(7,563,174)

Basic and diluted loss per share	$(0.17)	$(0.02)	$(0.37)

Basic and diluted loss per share attributed to common stockholders	$(0.23)	$(0.02)	$(0.49)

Weighted average shares outstanding— basic and diluted	31,765,404	11,609,162	15,311,041

The accompanying notes are an integral part of these financial statements.

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
From Inception Of Development Stage (November 7, 2000) To December 31, 2003

	Common Stock		Series ‘A’ Convertible Preferred Stock		Additional Paid-	Deferred	Deficit Accumulated During Development	From Inception (Nov. 7, 2000) To Dec. 31,
	Shares	Amount	Shares	Amount	in Capital	Compensation	Stage	2003

2000:
Balance November 7, 2000 (as restated for 3:1 stock split)	4,139,784	$ 4,139	—	$ —	$ (4,139)	$ —	$ —	$ —
Contributed capital	—	—	—		35,000	—	—	35,000
Net loss	—	—	—	—	—	—	(36,673)	(36,673)

Balance December 31, 2000	4,139,784	4,139	—	—	30,861	—	(36,673)	(1,673)
2001:
Capital contributed	—	—	—	—	45,000	—	—	45,000
Shares issued for services July 2001 – $0.033	150,000	150	—	—	4,850	—	—	5,000
Net loss	—	—	—	—	—	—	(50,000)	(50,000)

Balance December 31, 2001	4,289,784	4,289	—	—	80,711	—	(86,673)	(1,673)
Capital contributed	—	—	—	—	56,400	—	—	56,400
Warrants issued for cash	—	—	—	—	125,000	—	—	125,000
Issuance of common stock for:			—	—
Technology – Sept. 2002 – $0.006	23,400,000	23,400	—	—	54,623	—	—	78,023
Services rendered – Oct. 2002 – $0.021	2,925,000	2,925	—	—	17,958	(19,678)	—	1,205
Cash – Oct 2002 – $0.03	564,810	565	—	—	17,221	—	—	17,786
Cash – Nov 2002 – $2.66	71,250	71	—	—	189,929	—	—	190,000
Contributed services – officer	—	—	—	—	20,000	—	—	20,000

(continued on next page)

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
From Inception Of Development Stage (November 7, 2000) To December 31, 2003
(Continued)
	Common Stock		Series ‘A’ ConvertiblePreferred Stock		Additional Paid-in	Deferred	Deficit Accumulated During Development	From Inception (Nov. 7, 2000) To Dec. 31,
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	2003

Warrants issued for services	—	—	—	—	5,324	—	—	5,324
Net loss	—	—	—	—	—	—	(211,954)	(211,954)

Balance December 31, 2002	31,250,844	$ 31,250	—	$ —	$ 567,166	$ (19,678)	$ (298,627)	$ 280,111

2003:
Issuance of common stock for cash andcontributed property – April 2003 – $2.22	112,812	$ 113	—		$ 49,887	$ —	$ —	$ 250,000
Issuance of common stock for cash:
May 2003 – $3.00	82,667	83	—	$ —	247,917	—	—	248,000
May 2003 – $3.33	75,075	75	—		249,925	—	—	250,000
Issuance of common stock for services:				—
April 2003 – $2.80	147,192	147	—	—	411,654	—	—	411,801
April 2003 – $3.15	11,045	11	—		34,780	—	—	34,791
July 2003 – $3.67	111,625	112	—	—	410,192	—	—	410,304
August 2003 – $3.68	33,188	33	—	—	121,103	—	—	121,136
September 2003 – $3.77	24,292	24	—	—	91,673	—	—	91,697
October 2003 – $4.78	15,385	15	—	—	73,525	—	—	73,540
November 2003 – $3.65	18,834	19	—	—	68,783	—	—	68,802
December 2003 – $3.60	5,953	6	—	—	21,425	—	—	21,431
Cashless exercise of warrants	1,105,000	1,105	—	—	(1,105)	—	—	—

(continued on next page)

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
From Inception Of Development Stage (November 7, 2000) To December 31, 2003

	Common Stock		Series ‘A’ Convertible Preferred Stock		Additional Paid-in	Deferred	Deficit Accumulated During Development	From Inception (Nov. 7, 2000) To Dec. 31
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	2003

Contributed services – officer	—	—	—	—	80,000	—	—	80,000
Employee stock options issued below market	—	—	—	—	38,400	—	—	38,400
Amortization of deferred compensation	—	—	—	—	—	6,668	—	6,668
Options and warrants issued for:
Services	—	—	—	—	2,196,068	(219,010)	—	1,977,058
Financing cost	—	—	—	—	74,088	—	—	74,088
Issuance of preferred stock for cash	—	—	1,792,975	1,793	5,376,857	—	—	5,378,650
Series ‘A’ preferred offering expenses	—	—	—	—	(572,785)	—	—	(572,785)
Preferred stock beneficial conversion feature	—	—	—	—	896,474	—	(896,474)	—
Allocation of fair value to warrants	—	—	—	—	949,121	—	(949,121)	—
Preferred stock accrued dividend payable	—	—	—	—	(107,575)	—	—	(107,575)
Net loss	—	—	—	—	—	—	(5,311,377)	(5,311,377)

Balance December 31, 2003	32,993,912	$ 32,993	1,792,975	$ 1,793	$ 11,477,573	$ (232,020)	$ (7,455,599)	$ 3,824,740

The accompanying notes are an integral part of these financial statements.

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For The Years Ended December 31, 2003 And 2002 And From
Inception Of Development Stage (November 7, 2000) To December 31, 2003

	For the Years Ended December 31		From Inception of Development Stage (Nov. 7, 2000)
	2003	2002	to Dec. 31, 2003

Cash flow from operating activities:
Net loss	$ (5,311,377)	$ (211,954)	$ (5,610,004)
Adjustments to reconcile net loss tonet cash used in operating activities:
Depreciation	50,897	693	51,590
Amortization of deferred compensation	6,668	1,205	7,873
Salary as contributed capital	80,000	20,000	100,000
Common stock issued for services	1,383,503	1,205	1,388,503
Options and warrants issued for services and financing	2,089,546	—	2,094,870
Change in assets and liabilities:
Prepaid expenses	(92,934)	(37,815)	(130,749)
Accounts payable and accrued expenses	470,517	2,829	483,281

Net cash used in operating activities	(1,323,180)	(219,718)	(1,614,636)

Cash used in investing activities:
Purchase of equipment	(180,703)	(29,041)	(209,744)
Capitalized technology cost	(90,951)	—	(90,951)

Net cash used in investing activities	(271,654)	(29,041)	(300,695)

Cash flow from financing activities:
Capital contributions	—	56,400	136,400
Sale of common stock for cash	598,000	207,786	805,786
Sale of preferred stock for cash, net of expenses	5,805,865	—	4,805,865
Sale of warrants for cash	—	125,000	125,000

Net cash provided by financing activities	5,403,865	389,186	5,873,051

Net Increase (decrease) in cash and cash equivalents	3,809,031	140,427	3,957,720
Cash and cash equivalents at beginning of period	148,689	8,262	—

Cash and cash equivalents at end of period	$ 3,957,720	$ 148,689	$ 3,957,720

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

In November 2002, the Company issued warrants to a consultant to purchase the Company’s common stock under consulting contracts. The value of the warrants, based upon the fair value of the stock using the Black-Scholes option model is $5,324. The Company recorded compensation expense of $5,324 for this agreement.

The Company recorded compensation expense of $80,000 and $20,000 for the years ended December 31, 2003 and 2002, respectively for the Chief Executive Officer of the Company. This compensation was recorded as additional paid in capital.

During the year ended December 31, 2003, the Company issued 367,514 shares of common stock, for marketing and business services rendered during the period. These services were valued at $1,236,905 based upon the market value of the shares at the date of issuance.

The accompanying notes are an integral part of these financial statements.

1.       ORGANIZATIONAL MATTERS

Reorganization

On June 26, 2000, Recom Managed Systems, Inc. (the “Company”) (a Development Stage Company) filed a Voluntary Petition for Reorganization Under Chapter 11 of the Federal Bankruptcy Code and substantially curtained operations. The Plan of Reorganization was confirmed on November 7, 2000, at which date the Company became a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. This resulted in the post bankruptcy ownership group controlling approximately 87% of the common stock and the elimination of the outstanding liabilities and most assets.

On September 19, 2002, the Company issued 23,400,000 (7,800,000 pre-split) shares of common stock in exchange for intangible technology. The issuance of this stock resulted in a change of control, with the new ownership group controlling approximately 85% of the Company’s outstanding stock. See Note 3, “Asset Acquisition”. The Company is now developing technology in the medical device market focused on cardiac monitors and other diagnostic medical devices which monitor and measure the body’s physiological signals in order to detect and prevent medical complications and diseases.

Stock Split

On April 2, 2003, the Board of Directors declared a three-for-one stock split effective as of the close of business on April 11, 2003. All share amounts, exercise prices relating to share purchase options and warrants, and earnings per share in these financial statements and notes have been presented on a post-split basis unless stated otherwise.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates – These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, management has estimated the expected economic life and value of its patents, the net operating loss for tax purposes and the stock, option and warrant expenses related to compensation to consultants and investment banks. Actual results could differ from those estimates.

Fair Value of Financial Instruments – For certain of the Company's financial instruments, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

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

Intangible and Long-Lived Assets –The Company follows SFAS No. 144, Accounting for Impairment of Disposal of Long-Lived Assets”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.

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

Stock Based Compensation – SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of the grant or the date at which the performance of the services is completed and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation to employees. The Company has elected to use the intrinsic value based method for its employees and directors and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation to employees.

The Company uses the fair value method for equity instruments granted to non-employees and uses the Black Scholes model for measuring the fair value. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed and is recognized over the periods in which the related services are rendered.

Pro Forma Information

Pro forma information regarding the effects on operations as required by SFAS No. 123 and SFAS No. 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements. Pro forma information is computer using the Black Scholes method at the date of grant based on the following assumptions ranges: (i) risk free interest rate of 1.42% to3.13%; (ii) dividend yield of 0%; (iii) volatility factor of the expected market price of the Company's common stock of 53.84% to 158.48%; and (iv) an expected life of the options of 1.5 years.

This option valuation model requires input of highly subjective assumptions. Because the Company's employee common stock purchase options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee common stock purchase options.

The Company's pro forma information is as follows:
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

Net Loss Per Share – The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

The Company reported a net loss per share of $0.17 for the year ended December 31, 2003 and $0.02 for the year ended December 31, 2002. For the years ended December 31, 2003 and 2002, 7,121,431 potential shares and 1,800,000 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their effect is anti-dilutive.

Comprehensive Income – Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of other comprehensive income in any period presented.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

In December 2003 the FASB concluded to revise certain elements of FIN 46, which will be issued shortly. The FASB also modified the effective date of FIN 46. For all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation S-X in periods ending after March 15, 2004, and for registrants who file under Regulation S-B in periods ending after December 15, 2003. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

3.    ASSET ACQUISITION

On September 19, 2002, the Company acquired certain know how, trade secrets and other proprietary intellectual property rights relating to the development of a human biomedical signal amplification equipment and technology, referred to in these financial statement as the "Signal Technologies", from ARC Finance Group, LLC (“ARC”) in exchange for 23,400,000 shares of common stock (7,800,000 shares pre-split). As a result of this transaction, ARC acquired approximately 84.5% of the Company's outstanding shares. The Company has valued the issuance of the common stock at $78,023, which was ARC Finance Group’s historical cost basis for the patents.

4.   PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment as of December 31, 2003 are as follows:
December 31, 2003

Computer equipment	$68,070
Leasehold improvements	66,792
Furniture and fixtures	50,000
Software	15,904
Other equipment	8,284
Total property, plant and equipment	209,050
Accumulated depreciation	39,751

Property, plant and equipment, net	$169,299

5.   PATENTS AND TECHNOLOGY

The Company has one patent and three patent applications concerning its proprietary amplification technology which enables devices to more accurately discriminate physiological signals from electromagnetic background noise than existing amplification technologies. See Note 13, “Subsequent Events” for a discussion of the recent FDA approval for the Company’s 12-lead, 24-hour ECG heart monitoring device. The value of the patent and the technology is recorded at the historical cost of $168,974 , with accumulated amortization of $11,146 of December 31, 2003. The Company inherited a licensing agreement with the patent acquisition and therefore the patent has been placed in service (see “Note 3”). The Company is amortizing the initial patent valued at $78,023 over the estimated useful life of 7 years. The aggregate amortization expense will be $56,000 over the next five years. The remaining balance in the intangible account is the cost of further development of the amplification technology including the patent application costs.

6.   OPERATING LEASE

The Company has one operating lease for its office space in Studio City, California. The lease expires on August 31, 2005. As of January 1, 2004, the lease was amended to add contiguous office space. The amended lease expires on August 31, 2005. The future lease payments until the end of the lease are $162,840.

7.   CONTINGENT SETTLEMENT PAYABLE

In conjunction with Dr. Budimir Drakulic becoming a Vice President and Chief Technology Officer, the Company also reached an agreement-in-principle with Dr. Drakulic to offer to sell common shares to certain individuals in order to protect the Company’s rights to the Signal Technologies. As part of that agreement, the Company agreed that should it raise more than $2 million in certain offerings, it would pay 4% of the proceeds of those offerings greater than $2 million to those individuals up to a maximum amount of $480,350. There are ongoing discussions with these individuals relative to the payment of this obligation based upon certain issues the Company believes may relieve it of the liability to make such payment. The Company has entered into settlement agreements totaling $110,000 of the maximum amount with four of those investors releasing the Company from the obligation to pay.

In October 2003, the Company raised $5,378,750 in a unit offering (See Note 9, “Unit Offering”), and at this time has a maximum potential obligation related to this offering of $104,241 (included in accounts payable and accrued expenses).

8.   INCOME TAXES

All prior net operating loss carryovers were eliminated due to change of ownership in September 2002. The Company has provided no current income taxes due to the losses incurred in 2003 and 2002. Net operating losses for tax purposes of $6,713,917 and $184,203 at December 31, 2003 and December 31, 2002, respectively, are available for carryover. The net operating losses will expire from 2022 through 2023. A 100% valuation allowance has been provided for the deferred tax benefit resulting from the net operating loss carryover. The Company has recorded a valuation allowance for the full amount of the deferred tax asset resulting from the net operating loss carryover due to the reorganized Company's limited operating history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the year ended December 31, 2003 and 2002 follows:
	December 31,2003	December 31,2003

Statutory federal income tax rate	(35)%	(35)%
Accounting effect of:
Consultant options/warrant expense	12%	--
Consultant options/warrant exercise	(19%)	--
Valuation allowance	42%	35%
Effective income tax rate	0%	0%

The tax effects of accounting and tax differences that give rise to the deferred tax assets at December 31, 2003 and 2002, are presented below:
	December 31,2003	December 31,2003

Deferred tax assets:
Net operating loss carryforwards	(5,311,377)	(184,203)
Consultant options/warrant expense	2,284,146	--
Consultant options/warrant exercise	(3,690,000)	--
Gross deferred assets	(6,717,231)	(184,203)
Valuation allowance	(6,717,231)	(184,203)
Net deferred tax assets	--	--

9.   UNIT OFFERING

During October 2003, the Company sold 53.2875 units with each unit consisting of 33,334 shares of its series 'A' convertible preferred stock and 16,667 class 'C' common stock purchase warrants at a price of $100,000 per unit. The proceeds to the Company, net of expenses, was approximately $4,806,000. Each class 'C' warrant entitles the holder to purchase one share of common stock at an exercise price of $3.75 per share. The class 'C' warrants are exercisable anytime during the four year period commencing on the final closing and do not contain provisions for cashless exercise.

In accordance with EITF 00-27, the proceeds were allocated to the class ‘C’ common stock purchase warrants based on their relative fair value, which totaled $949,146 using the Black Scholes option pricing model. Further, a beneficial conversion feature of $896,474 was attributed to the series ‘A’ convertible preferred stock and was determined as the difference between the conversion price of the convertible preferred and the closing stock price of the Company on the date of issuance. The assumptions used in the Black Scholes mode are as follows: (i) dividend yield of 0%; (ii) expected volatility of 81.16%, (iii) weighted average risk-free interest rate of 1.68%, and (iv) expected life of 1.5 years as the conversion feature and warrants are immediately exercisable. Both the fair value of the warrants and the beneficial conversion feature were recorded as a dividend and are included on the face of the statement of operations.

The series 'A' convertible preferred stock will pay dividends of 8% annually ($107,579), accrued and included in accounts payable and accrued expenses as of December 31, 2007), to be paid quarterly either in cash or in the form of convertible preferred stock at the Company's discretion. The series 'A' convertible preferred stock will be valued at $3 per share when it is issued as a dividend. Each holder of the series 'A' convertible preferred stock will have the option at any time to convert all or any portion of the series 'A' convertible preferred stock held by such holder into common stock. The series 'A' convertible preferred stock shall have a liquidation value equal to $3 per share and shall be convertible into common stock on a one-for-one basis (the "Conversion Price"). The series 'A' convertible preferred stock shall be senior to all other shares of capital stock now existing or hereinafter created of the Company as to dividend and liquidation rights and shall have voting rights as if converted into common stock.

The Company can force conversion of the series 'A' convertible preferred stock into common stock upon 45 days written notice to the holders of the series 'A' convertible preferred stock, if (1) the common stock is listed on a qualified exchange (NASDAQ, AMEX or NYSE); (2) the closing price of the common stock is at least $7.50 for 30 consecutive trading days; and (3) the common stock underlying the conversion is subject to an effective registration statement filed with the SEC pursuant to the Securities Act of 1933.

The Company issued the Placement Agent a warrant exercisable into 179,292 units, each unit comprising one share of series ‘A’ convertible preferred stock and a common stock purchase warrant exercisable into one-half share of common stock at $3.75 per share and valued at $238,430 using the Black Scholes model. The Placement Agent's warrant is exercisable at $3.60 per share and will expire five years following the date of issuance.

10.   OTHER EQUITY TRANSACTIONS

Non-Related Party Equity Transactions

The Company issued 150,000 shares (post- split) of its common stock during the year ended December 31, 2001 to various consultants and service providers as partial compensation for services rendered to the Company.

In March 2003, the Company issued 21,000 warrants at an exercise price of $0.81 per share, for which the company recognized a total of $13,927 in expense in connection with the issuance of warrants for services rendered. The fair value of warrants was recorded using the Black Scholes option-pricing model computed as of the date of grant using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 158.48%, (iii) weighted-average risk-free interest rate of approximately 3.13%, and (iv) expected life of 1.5 years.

In March 2003, the Company’s Board of Directors approved the issuance of five-year warrants to purchase 900,000 shares (300,000 pre-split) of the Company's common stock at $.50 per share to a firm which was retained to perform various services including: the introduction of the Company to investment banking firms; assistance in the structuring of the Company's private offerings; assistance in capital market transactions, mergers and acquisitions; advisory services; and assistance in developing strategic relationships. The fair value of warrants was estimated at $657,779 under the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 158.48%, (iii) weighted-average risk-free interest rate of approximately 1.65%, and (iv) expected life of 1.5 years.

On April 15, 2003, the Company committed to issue to Brookstreet Securities Corporation warrants to purchase 200,000 shares of the Company's common stock pursuant to an investment banking agreement. The warrants are issuable in four tranches of 50,000 each, with the first tranche of 50,000 fully vested and exercisable at $1.25 per share. The second tranche will vest in 90 days after the date of the agreement and will have an exercise price of $2.25 per share. The third tranche will vest in 180 days and will have an exercise price of $3.25 per share. The fourth tranche will vest in 270 days and will have an exercise price of $4.25 per share. The fair value of warrants was estimated at $418,187 under the Black Scholes option-pricing model computed as of the measurement date, which is the date the services were performed (vesting date). The following assumptions were used: (i) dividend yield of 0%, (ii) expected volatility range of 53.84% to 114.24%, (iii) weighted-average risk-free interest rate range of 1.42% to 2.57%, and (iv) expected life of 1.5 years.

In May 2003, the Company completed the first tranche of a private placement pursuant to which it sold 82,667 units to three investors at $3.00 per unit for cash amounting to $248,000. Each unit consisted of one share of common stock and one warrant. Each warrant is exercisable at $3.00 until May 14, 2004. Upon exercise of the warrants each investor will receive one share of common stock and an additional warrant to purchase one share of common stock at $6.00 per share until November 15, 2004.

On June 20, 2003, the Board of Directors’ amended the Company's articles of incorporation to increase the number of authorized shares to 110,000,000 shares, designating 100,000,000 to common stock and 10,000,000 to preferred stock. The Board of Directors is authorized to provide from time to time for the issuance of shares of preferred stock in series and to fix and determine from time to time, before issuance, the designation and relative rights and preferences of the shares of each series of preferred stock and the restrictions or qualifications. See Note 9, “Unit Offering”.

On June 2, 2003, the Company committed to issue to a consultant warrants to purchase 108,000 shares of the Company's common stock at $2.40 pursuant to a consulting agreement. The warrants are issuable on demand. The fair value of warrants was estimated at $199,226 under the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 114.24%, (iii) weighted-average risk-free interest rate of approximately 1.42%, and (iv) expected life of 1.5 years.

On July 17, 2003 the Company retained Maxim Group, LLC ("Maxim") a New York based investment banking firm to act as its lead investment bank. Under that agreement Maxim provides, among other services, assistance with the Company's financing efforts as it attempts to secure additional capital for product development as well as to fund the process of gaining approval for the Company's cardiac monitoring device by the FDA. Maxim will also assist the Company with general business strategy and with seeking a listing on a national exchange. Maxim was paid $50,000 at the inception of the agreement and will be paid $7,500 per month through June 30, 2004. In addition, Maxim received a total of 100,000 warrants to purchase shares of restricted common stock at $4.92 per share. The fair value of warrants was estimated at $133,349 under the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 81.16%, (iii) weighted-average risk-free interest rate of approximately 1.68%, and (iv) expected life of 1.5 years.

In July 2003, the Company closed the second tranche of a private placement by selling 75.075 units to four investors for total cash of $250,000, under terms consistent with the first tranche.

In September 2003, the Company issued a consultant warrants to purchase 25,000 shares of the Company's common stock at an exercise price of $3.29 per share. The fair value of warrants was estimated at $41,202 under the Black Scholes option-pricing model computed as of the measurement date, which is the date that the services were performed, using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 81.16%, (iii) weighted-average risk-free interest rate of approximately 1.68%, and (iv) expected life of 1.5 years

In September 2003, the Company issued 305,000 shares of restricted common stock to three persons pursuant to the cashless exercise provisions of common stock purchase warrants held by such persons.

In November 2003, The Company issued 800,000 shares of restricted common stock to an investment banking company pursuant to the cashless exercise provisions of the common stock purchase warrants held by such company. The warrants were exercised with the cashless exercise provisions of the common stock purchase warrant agreement.

During the year ended December 31, 2003, the Company issued in the aggregate 367,514 shares of common stock, for marketing and business services rendered during the period.
These services were valued at $1,236,905 based upon the fair market value of the shares determined as the closing stock price as reported on the OTCBB system, at the date of issuance.

Related Party Equity Transactions

During the years ended December 31, 2002, 2001 and 2000, the Company’s former President and former majority shareholder contributed capital totaling $56,400, $45,000 and $35,000. This contribution was made for working capital purposes.

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

On October 12, 2002, the Company agreed to issue a total of 2,100,000 (700,000 pre-split) shares of its common stock to Marvin H. Fink pursuant to a four-year employment agreement whereby Mr. Fink will serve as the Company's Chief Executive Officer and Chairman of the Board of Directors (see Note 12, “Commitments And Contingencies”). The shares were valued at $15,190, reflecting the current market value for the Company’s common stock on the measurement date and vest at the rate of 8.33% or 174,999 (58,333 pre-split) shares per quarter with the first vesting on January 12, 2003. The value is being expensed over the life of the agreement of which $5,063 and $906 was expensed during the year ended December 31,2003 and 2002, respectively, and the remainder is presented as deferred compensation in Stockholders’ Equity. Also, per Mr. Fink’s employment agreement, he is to be paid $1.00 each year of his agreement. The Company has estimated that the values of his services are approximately $80,000 per year. The Company has determined that an additional annual expense of $80,000 should be recorded to fairly present the value of the services rendered and which has been recorded for the year ended December 31, 2003. For the year ended December 31, 2002, the Company has recorded additional compensation expense of $20,000, which will be classified as contributed capital.

On October 15, 2002, the Company agreed to issue a total of 600,000 (200,000 pre-split) shares of its common stock to B World Technologies, Inc. (a company owned by Budimir Drakulic) pursuant to a Loanout Agreement with Budimir Drakulic and B World Technologies, Inc. whereby Dr. Drakulic will work as an independent contractor for the Company and serve as Vice President and Chief Technology Officer for a term of ten years (see Note 12, “Commitments And Contingencies”). The shares were valued at $4,140, the current market value for the Company’s common stock on the measurement date and vest at the rate of 5% or 30,000 (10,000 pre-split) shares per quarter with the first shares vesting on January 15, 2003. The value is being expensed over the life of the agreement of which $828 and $153 was expensed during the years ended December 31, 2003 and 2002, respectively, and the remainder is presented as deferred compensation in Stockholders’ Equity.

Effective October 15, 2002, the Company agreed to issue a total of 225,000 (75,000 pre-split) shares of its common stock to Ellsworth Roston pursuant to a two-year consulting agreement whereby Mr. Roston will consult with the Company with respect to the engineering, development and refining of the Company's technologies (see Note 12, “Commitments And Contingencies”). Mr. Roston also agreed to join the Company's Board of Directors. The shares were valued at $1,553, the current market value for the Company’s common stock on the measurement date and vest at the rate of 28,125 (9,375 pre-split) shares per quarter with the first shares vesting on February 1, 2003. The value is being expensed over the life of the agreement of which $777 and $146 was expensed during the years ended December 31, 2003 and 2002, respectively, and the remainder is presented as deferred compensation in Stockholders’ Equity.

On October 30, 2002, Mr. Roston became a Director on the Company’s Board and for $190,000 purchased 71,250 (23,750 pre-split) shares of the Company's common stock and a five-year warrant to purchase 450,000 (150,000 pre-split) shares of the Company's common stock at an exercise price of $1.667 per share.

On October 22, 2002, the Company issued a total of 564,810 (188,270 pre-split) shares of common stock to eleven individuals for total cash consideration of $17,786, which was entered into in conjunction with Dr. Budimir Drakulic becoming a Vice President and Chief Technology Officer of the Company and also in order to protect the Company’s rights to the acquired patented signal technologies.

On October 11, 2002, the Company issued a five-year warrant to purchase 375,000 (125,000 pre-split) shares of common stock for $0.007 per share exercisable immediately t one of the individuals mentioned above who also received shares of common stock. The fair value of warrants was estimated at $5,324, which was expensed as of December 30, 2002, using the Black Scholes option-pricing model computed as of the date of grant using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 120.25%, (iii) weighted-average risk-free interest rate of approximately 3.01%, and (iv) expected life of 1.25 years.

In February 2003, the Company issued 216,000 options, in two tranches, to Lowell Harmison for consulting work related to helping the Company with the FDA review process for its heart monitoring device currently in development. The first tranche of options allow Mr. Harmison to purchase 108,000 shares of common stock (36,000 shares pre-split) at $0.97 per share, exercisable over five years and immediate vesting. A second tranche of 108,000 options vest over three years on a quarterly basis. The fair value of the first tranche of 108,000 options was $80,456 estimated using the Black Scholes option-pricing model computed as of the grant date with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 158.48%, (iii) weighted-average risk-free interest rate of approximately 1.65%, and (iv) expected life of 1.5 years. The second tranche of 108,000 options are measured on the vesting dates which are the dates that the services were completed. As of December 31, 2003 there have been three quarterly vestings which were fair valued with the Black Scholes model at $74,643 and are amortized over the remaining life of the contract. The following assumptions were used in the model: (i) dividend yield of 0%, (ii) expected volatility range between 53.84% and 114.24%, (iii) weighted average risk free rate of between 1.42% and 1.86%, and (iv) expected life of 1.5 years.

In March 2003, the Company entered into a consulting agreement with its then CFO for certain financial and accounting services, and issued him options to purchase 900,000 (300,000 pre-split) shares of the Company’s common stock at $0.95 per share. The options were issued as compensation for services. The options vest quarterly over a 3-year period. The agreement was terminated in November 2003 with 150,000 options having vested over two quarters. The options have been valued using the Black Scholes value option method; with a measurement date as the date the services are rendered. The fair value of the options was estimated at $574,196 under the Black-Scholes option-pricing model computed as of the date the services were rendered using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility range of 81.16% to 114.24%, (iii) weighted-average risk-free interest rate of 1.42% to 1.68%, and (iv) expected life of 1.5 years.

On April 1, 2003, the Company completed the private placement of 112,792 (37,604 pre-split) shares of its common stock for a total consideration of $250,000. The consideration included $100,000 in cash and the cancellation of $150,000 of debt previously advanced for $33,208 in expenses and $116,792 of furniture and fixtures and leasehold improvements from a related party.

In August 2003, the Company entered into voluntary trading restriction agreements with three shareholders in exchange for warrants to purchase a total of 23,501 shares of the Company's common stock at a price of $3.29 per share. In September 2003, the Company entered into a voluntary trading restriction agreement with a shareholder in exchange for warrants to purchase 18,000 shares of the Company's common stock at 85% of the closing price of the common stock on the date of the agreement ($5.29 at September 23, 2003). The fair value of the warrants was estimated at $74,088 under the Black Scholes option-pricing model computed as of the date of grant using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 81.16%, (iii) weighted-average risk-free interest rate of approximately 1.68%, and (iv) expected life of 1.5 years.

The number and weighted average exercise prices of common stock options and warrants issued to consultants and others are as follows: (excluding warrants referred to in Note 9, “Unit Offering”)
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
warrants referred to in Note 9, “Unit Offering”)

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Fair Value	Weighted Average Exercise Price

$0 to 1	682,000	3.6	$ 1.16	$ 0.83
1 to 2	50,000	4.3	$ 2.01	$ 1.25
2 to 3	158,000	4.4	$ 2.11	$ 2.35
3 to 4	367,439	4.7	$ 1.28	$ 3.55
4 to 5	150,000	4.5	$ 1.19	$ 4.70
5 to 6	18,000	4.7	2.09	$ 5.29

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Fair Value	Weighted AverageExercise Price

$0 to 1	375,000	3.8	$ 0.02	$ 0.01

11.   STOCK OPTIONS

Stock Plans

On November 1, 2002, the Company's Board of Directors approved the establishment of the 2002 Stock Plan (the "2002 Stock Plan"). The Company’s shareholders approved the plan on June 5, 2003. The total number of shares of common stock available for grant and issuance under the plan may not exceed 6,000,000 (2,000,000 pre-split) shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the committee or the Board of Directors. At December 31, 2003, the Company had issued 3,090,000 common share purchase options under the plan.

On March 31, 2003, the Company's Board of Directors approved the establishment of the 2003 Nonqualified Stock Option And Stock Plan (the "2003 Stock Plan"). The 2003 Stock Plan allows the Board to grant common stock purchase options or issue free-trading or restricted common stock from time to time to the Company’s employees, officers, directors and consultants. The total number of shares of common stock available for grant and issuance under the plan may not exceed 1,500,000 (500,000 pre-split) shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors. Options granted under the 2003 Stock Plan will not qualify under Section 422 of the Internal Revenue Code as incentive stock options. At December 31, 2003, the Company had issued 367,514 shares of common stock under the plan, and no options.

Information On Options And Warrants Issued To Employees

The number and weighted average exercise prices of common stock purchase options and warrants issued to employees are as follows:

	December 31, 2003		December 31, 2002

	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	—	$—	—	$—
Granted during the period	1,866,000	1.14	—	—
Exercised during the period	—	—	—	—
Terminated during the period	—	—	—	—

Outstanding at end of the period	1,866,000	1.14	—	—

Exercisable at end of the period	1,002,750	$1.03	—	$—

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Fair Value	Weighted AverageExercise Price

$0 to 1	1,740,000	4.2	$ 0.62	$ 0.92
1 to 2	—	—	$ —	$ —
2 to 3	10,000	4.3	$ 1.48	$ 2.85
3 to 4	10,000	4.6	$ 1.46	$ 3.75
4 to 5	106,000	4.6	$ 0.82	$ 4.31

12.   COMMITMENTS AND CONTINGENCIES

The Company employs Mr. Marvin H. Fink as its Chief Executive Officer and Chairman of the Board currently under a four-year employment agreement entered into effective as of October 12, 2002. The essential terms of the employment agreement are as follows:
  Mr. Fink's initial base salary under the agreement is $1 per year. Following the one-year anniversary of the agreement, the Board of Directors may review and adjust the base salary in light of the Company's performance.
  Mr. Fink is entitled to a cash bonus for his second through fourth years of employment. The amount of the bonus is 10% of the after tax income exclusive of extraordinary expenses for the second year, and 15% of that amount for the third and fourth years.
  Mr. Fink is granted 2,100,000 "restricted" shares of common stock (700,000 shares pre-split), to be earned over three years of continuous employment. These shares, which are held in escrow by the company pursuant to the terms of a restricted stock agreement until they are earned, vest in tranches of 174,999 each at the end of the first eleven quarters of Mr. Fink's employment, with the balance vesting at the end of the twelfth quarter. Mr. Fink is entitled to all dividends, which may be declared with respect to these shares, even if not vested. See Note 10, “Other Equity Transactions”.
  The agreement contains a "gross up" provision obligating the Company to make a cash payment to Mr. Fink to cover any taxes he may incur by reason of receiving any payment or distribution that would constitute an excess golden parachute payment under the federal tax laws. The gross up provision also applies to the 2,100,000 restricted shares of common stock described above, however, Mr. Fink exercised his section 83(b) election under the Internal Revenue Code subjecting him to immediate taxation upon the receipt of the shares notwithstanding their future forfeitability, so the Company's liability, if any, for any taxes imposed under that grant should be nominal.

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
  The employment agreement provides for early termination in the case of Mr. Fink's death or disability, Mr. Fink's termination by the Company for "cause" as that term is defined in the agreement; Mr. Fink's termination of employment for "good reason" as that term is defined in the agreement, a "change in ownership" as that term is defined in the agreement, or sixty days' prior notice by Mr. Fink. In the event of an early termination of the agreement for any reason, all compensation and benefits under the agreement will terminate and the unvested portion of the 2,100,000 restricted common share grant shall be deemed forfeit as of the effective termination date, with the following exceptions:

  If the agreement is terminated during years two through four due to Mr. Fink's disability, termination by Mr. Fink for good reason; the Company's termination of Mr. Fink without cause, or a change in ownership, Mr. Fink will nevertheless be entitled to a pro rata portion (based upon the actual number of days of employment) of the cash bonus based on the Company's after-tax income that he would have otherwise received for the year of termination had he remained employed until the end of that year
  If the agreement is terminated due to Mr. Fink's death, disability, termination by Mr. Fink for good reason; The Company's termination of Mr. Fink without cause, or a change in ownership, the unvested portion of the 2,100,000 restricted common share grant to Mr. Fink will become fully vested and the shares released from escrow; and
  Mr. Fink and his family will be entitled to an additional three years' medical, hospitalization, dental, long-term care and life insurance coverage if the agreement is terminated by Mr. Fink for good reason or terminated by The Company's termination without cause, and an additional one years' coverage if the agreement is terminated due to Mr. Fink's disability.

The Company has engaged Dr. Budimir Drakulic as Vice President and Chief Technology Officer on an independent contractor basis under a loan-out agreement dated October 15, 2002 with two companies, B World Technologies, Inc. and B Technologies, Inc., and Dr. Drakulic individually. Dr. Drakulic is the president and owner of these companies. The essential terms of the agreement are as follows:
  The agreement provides for a ten-year initial term. After the initial term, the agreement renews automatically for successive one-year terms, unless either party delivers 90-days' written notice to the other of their intent not to renew.
  Dr. Drakulic's services are provided on a mutually-acceptable part-time basis.

  The Company is obligated to pay B Technologies a $10,000 bonus upon execution, and a monthly service fee of $15,000 thereafter.
  B World Technologies was granted 600,000 "restricted" shares of common stock (200,000 shares pre-split), to be earned over five years of continuous provision of services by Dr. Drakulic. These shares, which will be held in escrow with the company pursuant to the terms of a restricted stock agreement until they are earned, vest at the rate of 30,000 shares per quarter with the first 30,000 shares vesting on January 15, 2003. B World Technologies is entitled to all dividends, which may be declared with respect to these shares, even if not vested. See Note 10, “Other Equity Transactions”.
  The loan-out agreement provides for early termination should B World and B Technologies fail, neglect or refuse to provide Dr. Drakulic's services. In such an event, all compensation under the agreement will terminate and the unvested portion of the 600,000 restricted common share grants shall be deemed forfeit as of the effective termination date.
Concurrent with entering into the loan-out agreement, B World Technologies, B Technologies and Dr. Drakulic signed an employment, confidential information, invention assignment and arbitration agreement under which they agreed, among other things, to assign to the Company all of Dr. Drakulic's right, title and interest in and to any and all inventions, discoveries, etc. which he conceives or develops while engaged by the Company.

In conjunction with Dr. Drakulic becoming our Vice President and Chief Technology Officer, we also reached an agreement-in-principle with Dr. Drakulic to offer to sell our common shares to certain individuals in order to protect our rights in the Signal Technologies. Pursuant to this understanding, on October 22, 2002, we sold 564,810 common shares (188,270 shares pre-split) to eleven of those individuals, and issued a five-year warrant to purchase 375,000 common shares (125,000 shares pre-split) for $0.007 per share to one of those individuals, in consideration of their cash investment of $17,786. We further agreed that should we raise more than $2 million in certain offerings, to pay 4% of the proceeds of those offerings to those individuals up to the amount of $480,350. We are currently in discussion with those individuals relative to the payment of this obligation based upon certain issue we believe may relieve us of the liability to make such payment, and have entered into settlement agreements with four of those investors releasing the Company from the obligation to pay $110,000 of the $480,350. See Note 7, “Contingent Settlement Payable”.

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

Mr. Ellsworth Roston, one of the Company’s Directors, provides consulting services to the Company under a two-year agreement dated November 1, 2002. Under this agreement, Mr. Roston provides advice to the Company relating to engineering, developing and refining the Company’s products and technologies. Mr. Roston also agreed under the agreement to act as a member of the Company's Board of Directors during its term. Mr. Roston is a patent attorney who handles the Company’s patent work. The agreement specifically provides that the consulting services provided by Mr. Roston will not include any legal work, for which the Company will compensate him separately. In compensation for his consulting services, the Company granted to Mr. Roston 225,000 "restricted" shares of common stock (75,000 shares pre-split). See Note 10, “Other Equity Transactions”.

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

  The Company is obligated to pay Dr. Harmison $36,000 per year over the term of the agreement, payable quarterly. Dr. Harmison was entitled to receive upon execution of the agreement an initial grant of options entitling him to purchase 216,000 shares of common stock, in two tranches of 108,000 options, (36,000 shares pre-split) at $0.97 per share, exercisable over five years. The first tranche of 108,000 options vest immediately and the second tranche of 108,000 options vest over three years on a quarterly basis. The fair value of the first tranche of options was $80,456 estimated using the Black-Scholes option-pricing model computed as of the measurement dates, which is the grant date, with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 158.48%, (iii) weighed-average risk-free interest rate of approximately 1.65, and (iv) expected life of 1.5 years. The second tranche of 108,000 options are measured on the vesting dates which are the dates that the services were completed. As of December 31, 2003 there have been three quarterly vestings which were fair valued with the Black Scholes model at $74,643 and are amortized over the remaining life of the contract. The following assumptions were used in the model: (i) dividend yield of 0%, (ii) expected volatility range between 53.84% and 114.24%, (iii) weighted average risk free rate range of between 1.42% and 1.86%, and (iv) expected life of 1.5 years.
  Dr. Harmison is entitled to receive options exercisable into shares of common stock in tranches of 20,000 shares per milestone for assisting the Company in attaining various milestones determined by the Company's Board of Directors, including the preparation and filing with the FDA of a 510(k) application for the Company's product, approval of that application by the FDA, and market launch of that product.
  A grant of 20,000 shares of common stock in the event of a "change in control" as that term is defined in the agreement.
In the event the agreement is terminated by the Company for any reason other than negligence, misconduct, breach of its material terms by Dr. Harmison or the failure of Dr. Harmison to render services in a reasonable fashion, all compensation prospectively payable under the agreement will become due and payable in 90 days.

13.   SUBSEQUENT EVENTS

On January 28, 2004, the Company received a 510(k) approval from the Food and Drug Administration (“FDA”) to proceed with the sales and marketing of its first medical device, a 12-lead, 24-hour ECG heart monitoring device. The approval provides that the Company may market the device subject to requirements of annual registration, listing of devices, good manufacturing practice, labeling, prohibitions against misbranding and adulteration as well as other legal provisions.

SIGNATURES OF EXECUTIVE OFFICERS

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this annual report on form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2004.

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

By:	/s/ Marvin H. Fink

	Marvin H. Fink	Chief Executive Officer, President and Chairman	May 12, 2004
of the Board
(principal executive officer)

By:	/s/ Ellsworth Roston*

	Ellsworth Roston	Director	May 12, 2004

By:	/s/ Robert Koblin*

	Robert Koblin	Director	May 12, 2004

By:	/s/ Lowell T. Harmison*

	Lowell T. Harmison	Director	May 12, 2004

By:	/s/ Jennifer Black*

	Jennifer Black	Director	May 12, 2004

* By:	/s/ Marvin H. Fink

Marvin H. Fink
Agent-In Fact

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Marvin H. Fink, certify that:

1.	I have reviewed this annual report on form 10-KSB of Recom Managed Systems, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the United States Securities Exchange Act of 1934) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
e.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2004	By:	Marvin H. Fink

Marvin H. Fink
Chief Executive Officer and President
(principal accounting and financial officer)

CERTIFICATION OF PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER

I, Charles Dargan, certify that:

1.	I have reviewed this annual report on form 10- KSB of Recom Managed Systems, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the United States Securities Exchange Act of 1934) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2004	By:	Charles Dargan

Charles Dargan
Interim Chief Financial Officer
(principal accounting and financial officer)