Form 10QSB/A
period 2003-09-30
RECOM MANAGED SYSTEMS INC DE/
filed 2004-06-04
CIK 810365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-QSB/A
_________________

(Mark One)

|X|  Quarterly Report Under Section 13 Or 15(d)
Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended September 30, 2003

|_|  Transition Report Under Section 13 Or 15(d)
Of The Securities Exchange Act Of 1934

For The Transition Period From ________ To _______.

Commission File No. _______

RECOM MANAGED SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	87-0441351
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4705 Laurel Canyon Boulevard, Suite 203
Studio City, California 91607 (818) 432-4560
(Address Of Principal Executive Offices) (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES |X|  NO |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,169,125 shares of common stock, par value $0.001 per share, as of October 31, 2003.

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
BALANCE SHEET
September 30, 2003
(Unaudited)
(As Restated)

September 30, 2003

ASSETS

CURRENT ASSETS - cash	$2,979

Equipment, net of accumulated depreciation	165,084
Intangible assets - patents	167,729

TOTAL ASSETS	$335,792

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES - accrued expenses	$179,360
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 100,000,000 shares authorized; 32,153,740 shares issued and outstanding	32,153
Additional paid-in capital	4,297,484
Deferred compensation	(445,492)
Deficit accumulated during development stage	(3,727,713)

TOTAL STOCKHOLDERS' EQUITY	156,432

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$335,792

The accompanying notes are an integral part of these financial statements.

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For The Nine Months Ended September 30, 2003 And 2002 And From Inception
Of Development Stage (November 7, 2000) To September 30, 2003
(Unaudited)
	For the Nine Months Ended September 30, (As Restated)		From Inception of Development Stage (November 7, 2000) to September 30, 2003

	2003	2002	(As Restated)

Revenue	$—	$—	$—
Research and development	166,910	—	234,410
General and administrative expenses	3,262,175	49,341	3,493,303

Loss before income tax provision	(3,429,086)	(49,341)	(3,727,713)
Provision for income taxes	—	—	—

Net loss	$(3,429,086)	$(49,341)	$(3,727,713)

Basic and diluted loss per share	$(0.11)	$(0.01)	$(0.27)

Weighted average shares outstanding - basic and diluted	31,525,497	5,232,641	13,816,910

The accompanying notes are an integral part of these financial statements.

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For The Nine Months Ended September 30, 2003 And From Inception
Of Development Stage (November 7, 2000) To September 30, 2003
(As Restated)

					Deficit Accumulated During Development Stage
			Additional Paid-in Capital	Deferred Compensation

	Common Stock

	Shares	Amount				Total

Balance November 7, 2000 (as restated for 3:1 stock split)	4,139,784	$4,139	$(4,139)	$—	$—	$—
Contributed capital	—	—	35,000	—	—	35,000
Net loss	—	—	—	—	(36,673)	(36,673)

Balance December 31, 2000	4,139,784	4,139	30,861	—	(36,673)	(1,673)
Contributed capital		—	45,000	—	—	45,000
Shares issued for services July 2001 - $0.033	150,000	150	4,850	—	—	5,000
Net loss	—	—	—	—	(50,000)	(50,000)

Balance December 31, 2001	4,289,784	4,289	80,711		(86,673)	(1,673)
Capital contributed	—	—	56,400	—	—	56,400
Warrants issued for Cash			125,000			125,000
Issuance of common stock:
Technology Sept. 2002 - $0.006	23,400,000	23,400	4,623	—	—	78,023
Services rendered - Oct. 2002 - $0.021	2,925,000	2,925	17,958	(19,678)	—	1,205
Cash Oct 2002 - $0.03	564,810	565	17,221	—	—	17,786
Cash Nov 2002 - $2.66	71,250	71	189,929	—	—	190,000
Contributed services - officer	—	—	20,000	—	—	20.000
Warrants issued for services	—	—	5,324	—	—	5,324
Net loss	—	—	—	—	(211,954)	(211,954)

Balance December 31, 2002	31,250,844	$31,250	$567,166	$(19,678)	$(298,627)	$280,111

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For The Nine Months Ended September 30, 2003 And From Inception
Of Development Stage (November 7, 2000) To September 30, 2003
(As Restated)
(Continued)

						Deficit Accumulated During Development Stage
			Additional Paid-in Capital	Deferred Compensation

	Common Stock

	Shares	Amount						Total

Issuance of common stock for cash and contributed property - April 2003- $2.22	112,812	$113	$249,887	$		$		$250,000
Issuance of common stock for cash:
May 2003 - $3	82,667	83	247,917		—		—	248,000
May 2003 - $3.33	75,075	75	249,925		—		—	250,000
Issuance of common stock for services:
April 2003 - $2.80	147,192	147	411,653		—		—	411,800
April 2003 - $3.14	11,045	11	34,780		—		—	34,791
Issuance of common stock for services:
April 2003 - $3.705	111,625	112	413,459		—		—	413,571
August 2003 - $3.705	33,188	33	122,929		—		—	122,962
September 2003 - $3.705	24,292	24	89,982		—		—	90,006
Cashless exercise of warrants	305,000	305	(305)		—		—	—
Contributed services - officer	—	—	56,203		—		—	56,203
Employee stock options issued at below market	—	—	38,400		—		—	38,400
Amortization of deferred compensation	—	—	—		6,356		—	6,356
Warrants issued for:
Services	—	—	1,741,399		(432,170)		—	1,309,229
Financing cost	—	—	74,088		—		—	74,088
Net loss	—	—	—		—		(3,429,086)	(3,429,086)

Balance September 30, 2003 (unaudited)	32,153,740	$$32,153	$4,297,484		$(445,492)		$(3,727,713)	$156,432

The accompanying notes are an integral part of these financial statements.

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For The Nine Months Ended September 30, 2003 And From Inception
Of Development Stage (November 7, 2000) To September 30, 2003
(Unaudited)
(As Restated)

	For Nine Months Ended September 30,		From Inception of Development Stage (November 7, 2000) to September 30, 2003

	2003	2002

Cash flow from operating activities
Net loss	$(3,429,086)	$(49,341)	$(3,727,713)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	21,522	—	22,215
Amortization of deferred compensation	6,356	—	6,356
Services as contributed capital	56,203	—	76,203
Common stock issued for services	1,141,071	5,000	1,147,276
Warrants issued for services	1,286,985	—	1,292,309
Change in assets & liabilities:
Prepaid expenses	37,815	—	—
Accrued expenses	139,596	1,500	153,360

Cash used in operating activities	(739,538)	(42,841)	(1,029,994)

Cash flows from investing activities -
Purchase of equipment	(41,466)	—	(70,507)
Capitalized technology cost	(62,706)	—	(62,706)

Cash used in investing activities	(104,172)	—	(133,213)
Cash flow from financing activities:
Capital contributions	—	35,000	135,400
Sale of common stock for cash	598,000	125,000	905,786
Sale of warrants for cash	—	—	125,000

Net cash provided by financing activities	598,000	160,000	1,166,186

Net increase (decrease) in cash	(145,710)	117,159	2,979

Cash at beginning of period	148,689	8,262	—

Cash at end of period	$2,979	$125,421	$2,979

The accompanying notes are an integral part of these financial statements.

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For The Nine Months Ended September 30, 2003 And 2002 From Inception
Of Development Stage (November 7, 2000) To September 30, 2003
(Unaudited)
(As Restated)

(Continued)

Supplemental Cash Flow Information:

For the nine months ended September 30, 2003, and from inception of development stage (November 7, 2000), the Company paid no interest or income taxes.

Supplemental Investing and Financing Activities:

For the nine months ended September 30, 2003, the Company issued warrants to consultants to purchase the Company’s common stock under consulting agreements. The value of the warrants based upon the fair value of the stock at the measurement dates using the Black-Scholes option model is $ 1,815,407. The Company recorded compensation expense of $1,383,317 for those agreements.

The Company recorded $56,203 of compensation expense for the CEO of the Company. This compensation was recorded as additional paid in capital for the nine months ended September 30, 2003.

        The accompanying notes are an integral part of these financial statements.

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For The Nine Months Ended September 30, 2003 And 2002 From Inception
Of Development Stage (November 7, 2000) To September 30, 2003

1. BASIS OF PRESENTATION

The unaudited financial statements have been prepared by Recom Managed Systems, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2002 included elsewhere in the prospectus containing these unaudited financial statements. The results of the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

As reflected in the accompanying financial statements, the Company has losses from inception, negative cash flows from operations, limited working capital and no established source of revenue. These matters raise substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

Management plans to, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. See Note 5 for further details.

  The Company has raised approximately $$4,806,000 through the sale of series 'A' convertible stock that will be used to fund any capital shortfalls. See Note 5 for further details.

  Management will continue its business plan to develop its line of products, which will be ready for market approximately in late 2005. However, no assurance can be given that commercial products or services will ever result or that regulatory agencies, physicians, patients or insurance providers will accept those products or services.

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For The Nine Months Ended September 30, 2003 And 2002 From Inception
Of Development Stage (November 7, 2000) To September 30, 2003

2. STOCK OPTIONS

Pro forma information regarding the effects on operations as required by SFAS No. 123 and SFAS No. 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions: (i) risk free interest rate of 3.13%; (ii) dividend yield of 0%; (iii) volatility factor of the expected market price of the Company's common stock of 158.48%; and (iv) an expected life of the options of 1.5 years.

This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

The Company's pro forma information is as follows:
	Nine Month Period Ended September 30, 2003	Nine Month Period Ended September 30, 2002

Net loss, attributable to common shareholders as reported	$(3,429,086)		$(49,341)
Current period expense	242,550		—
Stock compensation calculated under APB 25	(459,241)		—

Pro forma net loss	$(3,645,777)	$	(49,341)

Basic and diluted historical loss per share available to common shareholders	$(0.12)		$(0.01)
Pro forma basic and diluted loss per share available to common shareholders	$(0.12)		$(0.01)

3. EQUITY TRANSACTIONS

Dr. Lowell T. Harmison, one of the Company's Directors, provides consulting services to the Company under a three year agreement dated February 14, 2003. Under this agreement, Dr. Harmison provides advice to the Company in the areas of technological support and strategy, product development, medical and scientific advisory board development, and FDA regulation. The compensatory terms of the agreement are as follows:

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For The Nine Months Ended September 30, 2003 And 2002 From Inception
Of Development Stage (November 7, 2000) To September 30, 2003

  The Company is obligated to pay Dr. Harmison $36,000 per year over the term of the agreement, payable quarter. Dr. Harmison was entitled to receive upon execution of the agreement an initial grant of options entitling him to purchase 108,000 common shares (36,000 shares pre split) at $0.97 per share, exercisable over five years. The fair value of warrants was $153,352 estimated using the Black-Scholes option-pricing model computed as of the measurement date, which is the date that the service were performed, with thee following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 158.48%, (iii) weighed-average risk-free interest rate of approximately 3.13, and (iv) expected life of 1.5 years.

  On the date of Dr Harmison's execution of the agreement, as well as the commencement of the first and second years of service under the agreement, the Company is obligated to grant Dr. Harmison options entitling him to purchase 108,000 (36,000 pre-split) common shares at $0.97 per share, exercisable over five years; except that these options will vest quarterly based upon his provision of services over the first year of the agreement.

  Dr. Harmison is entitled to receive common shares grants in tranches of 20,000 common shares per milestone for assisting the Company in attaining various milestones determined by the Company's Board of Directors, including the preparation and filing with the FDA of a 510(k) application for the Company's product, approval of that application by the FDA, and market launch of that product.

  A grant of 20,000 common shares in the event of a "change in control" as that term is defined in the agreement.

In the event the agreement is terminated by the Company for any reason other than negligence, misconduct, breach of its material terms by Dr. Harmison or the failure of Dr. Harmison to render services in a reasonable fashion, all compensation prospectively payable under the agreement will become due and payable in 90 days.

In March 2003, for services rendered, the Company recognized a total of $14,000 in expense in connection with the issuance of warrants. The fair value of warrants was recorded using the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 158.48%, (iii) weighed-average risk-free interest rate of approximately 3.13, and (iv) expected life of 1.5 years.

In March 2003, the Company entered into an agreement with its then CFO to issue him warrants to purchase 900,000 (300,000 pre-split) shares of the Company’s common stock at $0.95 per share. The warrants were issued as compensation for services. The warrants vest quarterly over a 3-year period. The warrants have been valued using the Black-Scholes value option method; with a measurement date as the date the services are rendered. The fair value of warrants was estimated at $204,170 using the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 158.48%, (iii) weighed-average risk-free interest rate of approximately 3.13, and (iv) expected life of 1.5 years.

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For The Nine Months Ended September 30, 2003 And 2002 From Inception
Of Development Stage (November 7, 2000) To September 30, 2003

In March 2003, the Company’s Board of Directors approved the issuance of five-year warrants to purchase 900,000 shares (300,000 pre-split) of the Company’s common stock at $.50 per share to a business advisory consulting firm retained to perform various services including: the introduction of the Company to investment banking firms; assistance in the structuring of the Company’s private offerings; assistance in capital market transactions, mergers and acquisitions; advisory services; and assistance in developing strategic relationships. The fair value of warrants was estimated at $657,779 using the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 158.48%, (iii) weighed-average risk-free interest rate of approximately 1.65, and (iv) expected life of 1.5 years.

On April 1, 2003, the Company completed the private placement of 112,792 (37,604 pre-split) shares of its common stock for a total consideration of $250,000. The consideration included $100,000 in cash and the cancellation of $150,000 of debt previously advanced for $33,208 in expenses and $116,792 of leasehold improvements.

On April 2, 2003, the Board of Directors declared a three-for-one stock split effective as of the close of business on Friday, April 11, 2003. All share amounts and earnings per share have been presented on a post split basis.

On April 15, 2003, the Company committed to issue to Brookstreet Securities Corporation warrants to purchase 200,000 shares of the Company’s common stock pursuant to an investment banking agreement. The warrants are issuable in four tranches of 50,000 each, with the first tranche of 50,000 fully vested and exercisable at $1.25 per share. The second tranche will vest in 90 days after the date of the agreement and will have an exercise price of $2.25 per share. The third tranche will vest in 180 days and will have an exercise price of $3.25 per share. The fourth tranche will vest in 270 days and will have an exercise price of $4.25 per share. The fair value of warrants was estimated at $338,261 using the Black-Scholes option-pricing model computed as of the measurement date, which is the date the at the services were performed, using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 114.24%, (iii) weighed-average risk-free interest rate of approximately 1.42, and (iv) expected life of 1.5 years.

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

On June 20, 2003, Board of Directors' amended the Company's articles of incorporation to increase the number of authorized shares to 110,000,000 shares designating 100,000,000 to common stock and 10,000,000 to preferred stock. The Board of Directors is authorized to provide from time to time for the issuance of shares of preferred stock in series and to fix and determine from time to time, before issuance, the designation and relative rights and preferences of the shares of each series of preferred stock and the restrictions or qualifications.

On June 2, 2003, the Company committed to issue to a consultant warrants to purchase 108,000 shares of the Company's common stock at $2.40 pursuant to a consulting agreement. The warrants are issuable on demand and vest quarterly over three years. The fair value of warrants was estimated at $199,226 using the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 114.24%, (iii) weighed-average risk-free interest rate of approximately 1.42, and (iv) expected life of 1.5 years.

On July 17, 2003 the Company retained Maxim Group, LLC ("Maxim") a New York based investment banking firm to act as its lead investment bank. Under that agreement Maxim provides, among other services, assistance with the Company's financing efforts as it attempts to secure additional capital for product development as well as to fund the process of gaining approval for the Company's cardiac monitoring device by the FDA. Maxim will also assist the Company with general business strategy and with seeking a listing on a national exchange. Maxim was paid $50,000 at the inception of the agreement and will be paid $7,500 per month through June 30, 2004. In addition, Maxim received a total of 100,000 warrants to purchase shares of restricted common stock at $4.92 per share. The fair value of warrants was estimated at $133,349 using the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 81.16%, (iii) weighed-average risk-free interest rate of approximately 1.68, and (iv) expected life of 1.5 years.

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For The Nine Months Ended September 30, 2003 And 2002 From Inception
Of Development Stage (November 7, 2000) To September 30, 2003

In July 2003, the Company closed the second tranche of a private placement by selling 75.075 units to four accredited investors for total cash of $250,000, under terms consistent with the first tranche.

In August 2003, the Company entered into voluntary trading restriction agreements with two shareholders in exchange for warrants to purchase a total of 23,501 shares of the Company's common stock at a price of $3.29 per share. In September 2003, the Company entered into a voluntary trading restriction agreement with a shareholder in exchange for warrants to purchase 18,000 shares of the Company's common stock at 85% of the closing price of the common stock on the date of the agreement ($5.29 at September 23, 2003). The fair value of the warrants was estimated at $74,088 using the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 81.16%, (iii) weighed-average risk-free interest rate of approximately 1.68, and (iv) expected life of 1.5 years.

In September 2003, the Company issued a consultant warrants to purchase 25,000 shares of the Company's common stock at an exercise price of $3.29 per share. The fair value of warrants was estimated at $41,202 using the Black-Scholes option-pricing model computed as of the measurement date, which is the date that the services were performed, using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 81.16%, (iii) weighed-average risk-free interest rate of approximately 1.68, and (iv) expected life of 1.5 years

In September 2003, the Company issued 305,000 shares of restricted common stock to three persons pursuant to the cashless exercise provisions of common stock purchase warrants held by such persons.

During the nine month period ended September 30, 2003, the Company issued 327,342 shares of common stock, for marketing and business services rendered during the period. These services were valued at $1,073,131 based upon the market value of the shares at the date of issuance.

The Company has issues 1,359,000 options to employees under the 2002 Stock Plan.

4. STOCK-BASED COMPENSATION PLANS

The number and weighted average exercise prices of the options and warrants issued to employees are as follows:

	September 30, 2003		September 30, 2002

	Number	Average Exercise Price	Number	Average Exercise Price

Outstanding at beginning of the period	—	—	—	—
Granted during the period	2,560,000	$0.98	—	—
Exercised during the period	—	—	—	—
Terminated during the period	—	—	—	—

Outstanding at end of the period	2,560,000	0.98	—	—

Exercisable at end of the period	1,090,833	$1.04	—	—

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For The Nine Months Ended September 30, 2003 And 2002 From Inception
Of Development Stage (November 7, 2000) To September 30, 2003

The following table summarizes information on stock options and warrants outstanding and exercisable issued to employees at September 30, 2003:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Fair Value	Exercise Price

0 to 1	2,490,000	4.3	$ 0.60	$ 0.90
1 to 2	—	—	—	—
2 to 3	10,000	4.5	1.90	2.85
3 to 4	10,000	4.8	2.50	3.19
4 to 5	50,000	4.7	2.80	4.20

The number and weighted average exercise prices of the options and warrants issued to consultants are as follows:

	September 30, 2003		September 30, 2002

	Number	Average Exercise Price	Number	Average Exercise Price

Outstanding at beginning of the period	1,025,000	$1.25	—	$—
Granted during the period	1,426,501	1.12	575,000	0.71
Exercised during the period	—	—	—	—
Terminated during the period	—	—	—	—
Outstanding at end of the period	2,451,501	1.36	575,000	0.71

Exercisable at end of the period	1,207,250	$1.39	575,000	$0.71

The following table summarizes information on stock options and warrants outstanding and exercisable issued to consultants at September 30, 2003:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Fair Value	Exercise Price

0 to 1	971,000	3.6	$ 0.90	$ 0.53
1 to 2	131,000	2.9	2.24	1.14
2 to 3	158,000	5.6	2.10	2.35
3 to 4	48,501	4.9	1.60	3.24
4 to 5	118,000	4.9	1.47	4.98

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For The Nine Months Ended September 30, 2003 And 2002 From Inception
Of Development Stage (November 7, 2000) To September 30, 2003

5. SUBSEQUENT EVENTS

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

The series 'A' convertible preferred stock will pay dividends of 8% annually, to be paid quarterly either in cash or in the form of convertible preferred stock at the Company's discretion. The series 'A' convertible preferred stock will be valued at $3 per share when it is issued as a dividend. Each holder of the series 'A' convertible preferred stock will have the option at any time to convert all or any portion of the series 'A' convertible preferred stock held by such holder into shares of common stock. The series 'A' convertible preferred stock shall have a liquidation value equal to $3 per share and shall be convertible into common stock on a one-for-one basis (the "Conversion Price"). The series 'A' convertible preferred stock shall be senior to all other shares of capital stock now existing or hereinafter created of the Company as to dividend and liquidation rights and shall have voting rights as if converted into common stock.

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

The Company will issue the Placement Agent a common stock purchase warrant exercisable for a number of units equal to 10% of the number of units sold in the offering. The Placement Agent's warrant will be exercisable at $3.60 per share and will expire five years following the date of issuance.

As part of the unit offering, the Company entered into registration rights agreements which require the Company to use its best efforts to file a registration statement with the Securities and Exchange Commission statement as soon as reasonably practicable after the first closing for the offering (October 1, 2003), but in no event less than 90 days following the first closing, to register the shares of common stock issuable upon conversion of the series 'A' convertible preferred stock and upon exercise of the class 'C' warrants. If the Company fails to do so, the exercise price for the class 'C' warrants will be reduced to $3 from $3.75.

Exhibits

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act *

* Filed herewith

SIGNATURES

     In accordance with the requirements of the Exchange Act, the caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated at Studio City, California, this 24th day of May, 2004.

RECOM MANAGED SYSTEMS, INC.

By:	/s/ Marvin H. Fink

Marvin H. Fink Chief Executive Officer and President (principal executive officer)

By:	/s/ Charles Dargan

Charles Dargan Interim Chief Financial Officer (principal accounting and financial officer)