Form 10QSB
period 2004-06-30
RECOM MANAGED SYSTEMS INC DE/
filed 2004-08-13
CIK 810365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-QSB
_________________
(Mark One)
☒	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended June 30, 2004

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
(Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,082,941 shares of common stock, par value $0.001 per share, as of July 15, 2004

-i-

ADVISEMENTS

Unless the context requires otherwise, "Recom", “the company”, "we", "us", "our" and similar terms refer to Recom Managed Systems, Inc. Our common stock, par value $.001 per share, and our series ‘A’ preferred stock, par value $.001 per share, are commonly referred to in this report as our “common shares” and “series ‘A’ preferred shares”, respectively. The information in this report is current as of the date of this report (July 15, 2004), unless an earlier date is specified.

We prepare our interim consolidated financial statements in accordance with United States generally accepted accounting principles. Our consolidated financial condition and results of operations for the six-month interim period ended June 30, 2004 are not necessarily indicative of our prospective consolidated financial condition and results of operations for the full fiscal year ended December 31, 2004. The interim consolidated financial statements presented in this report as well as other information relating to our company contained in this report should be read in conjunction with the annual consolidated financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-KSB for our fiscal year ended December 31, 2003, as amended, together with any reports, statements and information filed with the SEC relating to periods or events occurring after December 31, 2003.

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

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this report as well as other pubic reports we file with the United States Securities and Exchange Commission (the "SEC"), including our annual report on form 10-KSB for our fiscal year ended December 31, 2003, as amended. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

-i-

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
BALANCE SHEET
June 30, 2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,583,682
Prepaid expenses and other current assets	70,765

Total current assets (including related party loans of $22,200)	2,654,447
Property, plant and equipment, net of accumulated depreciation of $67,924.	143,714
Intangibles – patents, net of accumulated amortization of $16,719	222,332

TOTAL ASSETS	$3,020,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$446,368

STOCKHOLDERS’ EQUITY
Series ‘A’ convertible preferred stock, $.001 par value; 10,000,000 shares authorized; 1,083,872 shares issued and outstanding	1,084
Common stock, $.001 par value; 100,000,000 shares authorized; 33,713,941 shares issued and outstanding	33,713
Additional paid-in capital	13,445,093
Deferred compensation	(21,048)
Deficit accumulated during development stage	(10,884,717)

TOTAL STOCKHOLDERS’ EQUITY	2,574,125

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,020,493

The accompanying notes are an integral part of these financial statements.

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For The Three and Six Months Ended June 30, 2004 And 2003 And From Inception
Of Development Stage (November 7, 2000) To June 30, 2004

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception of Development Stage
					(Nov. 7, 2000
	2004	2003 (Restated)	2004	2003 (Restated)	To June 30, 2004)

Revenue	$—	$—	$—	$—	$—
Research and development	242,189	51,666	432,444	81 ,749	997,576
General and administrative expenses	2,050,519	1,065,634	2,996,674	2,434,760	8,041,547

Total expense	2,292,708	1,117,300	3,429,118	2,516,509	9,039,123

Loss before income taxes	(2,292,708)	(1,117,300)	(3,429,118)	(2,516,509)	(9,039,123)
Provision for income taxes	—	—	—	—	—
Net loss	$(2,292,708)	$(1,117,300)	$(3,429,118)	$(2,516,509)	$(9,039,123)
Preferred dividend	69,371	—	178,704	—	2,131,874

Net loss attributed to common stockholders	$(2,362 ,079)	$(1,117,300)	$(3,607,822)	$(2,516,509)	$(11,170,997)

Basic and diluted loss per share attributed to common stockholders	$(0.07)	$(0.04)	$(0.10)	$(0.08)	$(0.51)

Basic and diluted loss per share to common stockholders	$(0.07)	$(0.04)	$(0.11)	$(0.08)	$(0.63)

Weighted average shares outstanding—basic and diluted	33,423,119	31,541,587	33,247,245	31,395,412	17,744,380

The accompanying notes are an integral part of these financial statements.

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
From Inception Of Development Stage (November 7, 2000) To June 30, 2004

	Common Stock		Series ‘A’ Convertible Preferred Stock				Deficit Accumulated	From Inception(Nov. 7, 2000)
					Additional Paid-in	Deferred	During Development	To June 30,
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	2004
2000:
Balance November 7, 2000 (as restated for 3:1 stock split)	4,139,784	$4,139	—	$—	$(4,139)	$—	$—	$—
Contributed capital	—	—			35,000	—	—	35,000
Net loss	—	—	—	—	—	—	(36,673)	(36,673)

Balance December 31, 2000	4,139,784	4,139	—	—	30,861	—	(36,673)	(1,673)
2001:
Capital contributed	—	—			45,000	—	—	45,000
Shares issued for services July 2001 – $0.033	150,000	150	—	—	4,850	—	—	5,000
Net loss	—	—	—	—	—	—	(50,000)	(50,000)

Balance December 31, 2001	4,289,784	4,289	—	—	80,711		(86,673)	(1,673)
2002:
Capital contributed	—	—	—	—	56,400	—	—	56,400
Warrants issued for Cash	—	—	—	—	125,000	—	—	125,000
Issuance of common stock for:			—	—
Technology – Sept. 2002 – $0.006	23,400,000	23,400	—	—	54,623	—	—	78,023
Services rendered – Oct. 2002 – $0.021	2,925,000	2,925	—	—	17,958	(19,678)	—	1,205
Cash – Oct 2002 – $0.03	564,810	565			17,221	—	—	17,786
Cash – Nov 2002 – $2.66	71,250	71	—	—	189,929	—	—	190,000
Contributed services – officer	—	—	—	—	20,000	—	—	20,000
Warrants issued for services	—	—	—	—	5,324	—	—	5,324
Net loss	—	—	—	—	—	—	(211,954)	(211,954)

Balance December 31, 2002	31,250,844	$31,250	—	$—	$567,166	$(19,678)	$(298,627)	$280,111

(continued on next page)

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
From Inception Of Development Stage (November 7, 2000) To June 30, 2004
(Continued)

								From Inception
	Common Stock		Series ‘A’ Convertible Preferred Stock				Deficit Accumulated	(Nov. 7, 2000)
					Additional Paid-in	Deferred	During Development	To June 30,
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	2004

2003:
Issuance of common stock for cash and
contributed property – April 2003 – $2.22 Issuance of common stock for cash:	112,812	$113	—	$—	$249,887	$—	$—	$250,000
May 2003 – $3.00	82,667	83	—	—	247,917	—	—	248,000
May 2003 – $3.33	75,075	75	—	—	249,925	—	—	250,000
Issuance of common stock for services:
April 2003 – $2.80	147,192	147	—	—	411,654	—	—	411,801
April 2003 – $3.15	11,045	11	—	—	34,780	—	—	34,791
July 2003 – $3.67	111,625	112	—	—	410,192	—	—	410,304
August 2003 – $3.68	33,188	33	—	—	121,103	—	—	121,136
September 2003 – $3.77	24,292	24	—	—	91,673	—	—	91,697
October 2003 – $4.78	15,385	15	—	—	73,525	—	—	73,540
November 2003 – $3.65	18,834	19	—	—	68,783	—	—	68,802
December 2003 – $3..60	5,953	6	—	—	21,425	—	—	21,431
Cashless exercise of warrants	1,105,000	1,105	—	—	-1,105	—	—	—
Contributed services – officer	—	—	—	—	80,000	—	—	80,000
Employee stock options issued below market	—	—	—	—	38,400	—	—	38,400
Amortization of deferred compensation	—	—	—	—	—	6,668	—	6,668
Warrants issued for:
Services	—	—	—	—	2,196,068	(219,010	—	1,977,058
Financing cost	—	—	—	—	74,088	—	—	74,088

(continued on next page)

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
From Inception Of Development Stage (November 7, 2000) To June 30, 2004
(Continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock				Deficit Accumulated	From Inception(Nov. 7, 2000)
					Additional Paid-in	Deferred	During Development	To June 30,
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	2004

Issuance of preferred stock for cash	—	—	1,792,975	1,793	5,376,857	—	—	5,378,650
Series A Preferred offering expenses	—	—	—	—	(572,785)	—	—	(572,785)
Preferred stock beneficial conversion feature	—	—	—	—	896,474	—	(896,474)	—
Allocation of fair value to warrants	—	—	—	—	949,121	—	(949,121)	—
Preferred stock accrued dividend payable	—	—	—	—	(107,575)	—	—	(107,575)
Net loss	—	—	—	—	—	—	(5,311,377)	(5,311,377)

Balance December 31, 2003	32,993,912	32,993	1,792,975	1,793	11,477,573	(232,020)	(7,455,599)	3,824,740
2004
Issuance of common stock for services:
January 2004 – $6.63	52,391	$52	—	—	$190,088	—	—	$190,140
February 2004 – $4.24	25,714	26	—	—	108,979	—	—	109,005
March 2004 – $4.90	47,638	48	—	—	233,584	—	—	233,632
April 2004 – $7.39	11,937	12	—	—	88,145	—	—	88,157
May 2004 – $6.66	43,425	43	—	—	289,006	—	—	289,049
June 2004 – $4.30	16,976	17	—	—	72,980	—	—	72,997
Exercise of class ‘A’ warrants	130,030	130	—	—	274,870	—	—	275,000
Cashless exercise of warrants	51,815	52	—	—	(52)	—	—	—
Contributed services – officer	—	—	—	—	40,000	—	—	40,000
Amortization of deferred compensation	—	—	—	—	—	3,334	—	3,334
Warrants issued for services	—	—	—	—	91,048	207,638	—	298,686
Warrants issued for legal settlement	—	—	—	—	757,207	—	—	757,207
Cancelled shares	(369,000)	(369)	—	—	369	—	—	—
Convertible Preferred Stock Conversion	709,103	709	(709,103)	(709)	—	—	—	—
Preferred stock accrued dividend payable	—	—	—	—	(178,704)	—	—	(178,704)
Net loss	—	—	—	—	—	—	(3,429,118)	(3,429,18)

Balance June 30, 2004 (unaudited)	33,713,941	$33,713	1,083,872	$1,084	$13,445,093	$(21,048)	$(10,884,717)	$2,574,125

The accompanying notes are an integral part of these financial statements.

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For The Six Months Ended June 30, 2004 And 2003 And From
Inception Of Development Stage (November 7, 2000) To June 30, 2004

	For the Six Months Ended June 30,		From Inception of
			Development Stage (Nov. 7, 2000)
	2004	2003 (Restated)	to June 30, 2004
Cash flow from operating activities:
Net loss	$(3,429,118)	$(2,516,509)	$(9,039,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33,747	19,307	85,337
Amortization of deferred compensation	3,334	3,334	11,207
Salary as contributed capital	40,000	40,000	140,000
Common stock issued for services	982,979	446,592	2,371,482
Warrants issued for services	298,686	1,244,987	2,393,556
Warrants issued for legal settlement	757,207	—	757,207
Change in assets and liabilities:
Prepaid expenses and other current assets	59,984	37,815	(70,766)
Accounts payable and accrued expenses	(331,258)	349,700	125,025

Net cash used in operating activities	(1,584,439)	(374,774)	(3,226,075)

Cash used in investing activities:
Purchase of equipment	(2,589)	(28,550)	(212,333)
Capitalized technology cost	(62,010)	(35,199)	(125,961)

Net cash used in investing activities	(64,599)	(63,749)	(338,294)

Cash flow from financing activities:
Capital contributions	—	3,295	136,400
Issuance of common stock and exercise of warrants for cash	275,000	348,000	1,080,786
Sale of preferred stock for cash, net of expenses	—	—	4,805,865
Sale of warrants for cash	—	—	125,000

Net cash provided by financing activities	275,000	351,295	6,148,051

Net increase (decrease) in cash and cash equivalents	(1,374,038)	(87,228)	2,583,682
Cash and cash equivalents at beginning of period	3,957,720	148,689	—

Cash and cash equivalents at end of period	$2,583,682	$61,461	$2,583,682

(continued on next page)

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
From
Inception Of Development Stage (November 7, 2000) To June 30, 2004
(Continued)

Supplemental Cash Flow Information:

For the years from inception of development stage (November 7, 2000) to June 30, 2004, Recom paid no interest or income taxes.

Supplement Investing and Financing Activities:

In April 2003, the company entered into an agreement with a major shareholder in which $150,000 of common stock was issued for $33,208 of accrued expenses and $116,792 of furniture and fixtures and leasehold improvements.

The company recorded compensation expense of $40,000 for both of the six month periods ended June 30, 2004 and 2003, respectively for the Chief Executive Officer of the company. This compensation was recorded as additional paid in capital.

The company accrued $8,066 at June 30, 2004 and $13,644 at June 30,2003 for legal expenses that were capitalized in intangible assets - patents. Such amounts were paid in July 2004 and July 2003, respectively.

For the six months ended June 30, 2004, the company has accrued $178,704 in dividends related to the series ‘A’ convertible preferred stock. Such dividends are a non-cash charge as they will be paid in-kind.

The accompanying notes are an integral part of these financial statements.

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For The Quarters Ended June 30, 2004 and 2003 And From
Inception Of Development Stage (November 7, 2000) To December 31, 2003

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements as of June 30, 2004 and for the three-months and six-months periods ended June 30, 2004 and 2003 and from inception (November 7, 2000) to June 30, 2004 have been prepared by Recom pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2003 as disclosed in the company’s 10-KSB.

The results of the three months and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

Restatement Of TheThree-Month and Six-Month Periods Ended June 30, 2003

The financial statements for the three-month and six-month periods ended June 30, 2003 have been restated to include certain compensatory contracts for which the appropriate compensation expense had not been allocated quarterly. Additionally, the company corrected certain asset accounts due to the change in the original accounting for the acquisition of the amplification technology from ARC Finance, Inc. .

The primary changes for the three months ended June 30, 2003 were: increases in expenses of $22,000 for senior management deferred compensation, $493,000 for stock and warrant compensation for business and consulting services offset by, and a reduction in expense of $708,000 to adjust warrants issued for investment banking services previously expensed in the first quarter and a reduction in expense of $143,000 to adjust for stock issued for services previously expensed in the first quarter, $70,000 in intangible assets to record the original patent at historical cost, and $13,000 to correct the original acquisition of certain fixed assets.

The effect of these changes to the June 30, 2003 financial statements are as follows:

	For the Three Months Ended June 30, 2003

	Reported	Adjustments	Restated

Net Loss to common shareholders	$(1,453,562)	$336,262	$(1,117,300)

Basic and diluted loss per share	$(0.05)		$(0.04)

Basic and diluted loss per share to common shareholders	$(0.05)		$(0.04)
Weighted average shares outstanding— basic and diluted	31,577,004	(35,417)	31,541,587

The primary changes for the six months ended June 30, 2003 were: increases in expenses of $43,000 for senior management deferred compensation, $587,000 for stock and warrant compensation for business and consulting services, and a reduction in expense of $50,000 to adjust warrants issued for investment banking services, $70,000 in intangible assets to record the original patent at historical cost, and $13,000 to correct the original acquisition of certain fixed assets.

The effect of these changes to the June 30, 2003 financial statements are as follows:

	For the Six Months Ended June 30, 2003

	Reported	Adjustments	Restated

Net Loss to common shareholders	$(1,936,395)	$(580,114)	$(2,516,509)

Basic and diluted loss per share	$(0.06)		$(0.08)

Basic and diluted loss per share to common shareholders	$(0.06)		$(0.08)
Weighted average shares outstanding— basic and diluted	31,413,924	(18,512)	31,395,412

Pro Forma Stock Option Information

Pro forma information regarding the effects on operations as required by SFAS No. 123 and SFAS No. 148, has been determined as if the company had accounted for its employee stock options under the fair value method of those statements. Pro forma information is calculated using the Black-Scholes method at the date of grant based on the following assumptions: (i) risk free interest rate of 2.45%; (ii) dividend yield of 0%; (iii) volatility factor of the expected market price of the company's common stock of 81.17%; and (iv) an expected life of the options of 1.5 years. This option valuation model requires input of highly subjective assumptions. Because the company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of the estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

The company's pro forma information is as follows:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Net loss as reported	$(2,292,708)	$(1,117,300)	$(3,429,118)	$(2,516,509)
Current period expense calculated under APB 25	—	—	—	—
Stock compensation calculated under SFAS 123	(81,309)	(149,848)	(226,532)	(593,554)

Pro forma net loss	$(2,374,017)	$(1,267,148)	$(3,655,650)	$(3,110,063)

Basic and diluted historical loss per share	$(0.07)	$(0.04)	$(0.10)	$(0.08)

Pro forma basic and diluted loss per share	$(0.07)	$(0.04)	$(0.11)	$(0.10)

2.    DEVELOPMENT STAGE COMPANY

As reflected in the accompanying financial statements, the company has losses from inception, negative cash flows from operations, and no established source of revenue. Further, no assurance can be given that the company will produce successful commercial products or services and no assurance can be given that the regulatory agencies, physicians, patients, or insurance providers will accept the products or services. However, the company will continue its business plan to develop its line of products, which management currently believes will be ready for market approximately in late 2005. Management also believes that the company has sufficient capital to fund its operations through mid-August 2005.

3.    EQUITY TRANSACTIONS

In February 2004, the company hired an investor relations company. As part of the company’s agreement with the investor relations firm, the firm is to be issued 500 unregistered common shares per month during the six-month term of their engagement. During the first quarter of 2004, the investor relations firm was issued 1,000 common shares as part of their services, which were valued at $5,200 based upon the fair market value of the shares determined as the closing stock price as reported by the Over-The-Counter Bulletin Board, also called the OTCBB, at the date of issuance. During the second quarter of 2004, the investor relations firm was issued an additional 1,500 common shares as part of their services, which were valued at $6,450 based upon the fair market value of the shares determined as the closing stock price as reported by the OTCBB, at the date of issuance.

               In March 2004, the company hired an additional investor relations company. As part of the company’s agreement with this investor relations firm, the firm is to be issued 25,000 unregistered common shares. The shares were valued at $113,750 based upon the fair market value of the shares determined as the closing stock price as reported by the OTCBB at the date of issuance.

               During the quarter ended March 31, 2004, the company issued in the aggregate 125,743 common shares for marketing and business services, including those shares mentioned above. These services were valued at $532,777 based upon the fair market value of the shares determined as the closing stock price as reported by the OTCBB at the date of issuance. Of those shares issued, 52,391 shares of common stock valued at $190,140 were expensed during the fourth quarter of 2003 since the services were rendered during that period.

               During the quarter ended June 30, 2004, the company issued 72,338 common shares for marketing and business services rendered during the period. These services were valued at $450,203 based upon the market value of the shares at the date of issuance. Of those shares issued, 2,239 common shares valued at $15,000 based upon the market value of the shares at the date of issuance related to expenses accrued during the first quarter of 2004 since the services were rendered during that period.

On April 28, 2004, the company committed to issue to a shareholder warrants to purchase 250,000 common shares at $7.90 per share pursuant to a legal settlement. As part of this settlement, the company agreed to immediately register 80,000 common shares previously held by the shareholder, and the shareholder agreed that an additional 369,000 common shares previously held by the shareholder would be cancelled upon the registration of the 80,000 shares. The warrants are exercisable on August 1, 2004, and lapse if unexercised on July 31, 2007. The fair value of warrants was estimated at $757,207 under the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 81.17%, (iii) weighted-average risk-free interest rate of approximately 2.45%, and (iv) expected life of 1.5 years. Although the 80,000 shares have not yet been registered, which is the condition precedent for cancellation of the 369,000 shares, the company has nevertheless treated the 369,000 shares as being cancelled for financial statement disclosure purposes.

During the quarter ended June 30, 2004, the company issued 130,030 common shares related to exercises of class ‘A’ warrants issued as part of a financing transaction in May 2003. The company received cash payments equal to $275,000 related to these exercises.

During the six months ended June 30, 2004, the company issued 51,815 common shares related to cashless exercises of class ‘A’ warrants originally issued as part of a financing transaction in May 2003. The company received no cash payments related to these exercises.

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

During the quarter ended June 30, 2004, the company issued in the aggregate 10,000 common share purchase options to employees and members of the company’s board of directors. All options were issued at an exercise price equal to the closing market price as reported by the OTCBB on the date of issuance, vest quarterly over a one year time period and are exerciseable at $6.00 per share.

As of June 30, 2004, 709,103 series ‘A’ preferred shares were converted into common shares. Of those shares converted, 6,667 and 702,436 were converted during the quarters ended March 31, 2004 and June 30, 2004, respectively.

4.   COMMITMENTS AND CONTINGENCIES

In conjunction with Dr. Budimir Drakulic becoming a Vice President and Chief Technology Officer, in October 2002 the company also reached an agreement-in-principle with Dr. Drakulic to offer to sell common shares to certain individuals in order to protect the company’s rights in the Signal Technologies from any litigation that might be filed against Dr. Drakulic and to ensure that the development of the technology would not be interrupted or disrupted while Dr. Drakulic defended any such action. As part of that agreement, the company agreed that should it raise more than $2 million in certain offerings, it would pay 4% of the proceeds of those offerings greater than $2 million to those individuals up to a maximum amount of $480,350. At December 31, 2003, Recom’s potential obligation related to this offering was $104,201. The company reached settlements with a number of those individuals during the first quarter of 2004 and the potential liability has been further reduced. At June 30, 2004, the remaining liability related to the settlement was $35,203. Since June 30, 2004, the company has reached agreements with additional individuals to this settlement in the amount of $28,165.

As of June 30, 2004, the company had accrued dividends payable with respect to the series 'A' preferred shares in the amount of $286,280. Of this amount, $107,575 relates to accrued dividends for the year ended December 31, 2003. These amounts are payable either in cash from funds legally available for that purpose, or in kind, in the form of additional series 'A' preferred shares, at the company’s discretion. The company intends to pay this dividend in kind. This accrued dividend is included in accounts payable and accrued expenses.

The company needs to complete the design and fabrication of a pre-production version of the Model 100 Module to assure compliance to all performance, safety, environmental and regulatory standards. This activity will be performed for the company by Battelle Memorial Institute, Health and Life Sciences pursuant to a research and development services agreement. Under the agreement, Battelle Memorial Institute will complete the design and engineering of the pre-production patient module in compliance with all applicable performance, safety, environmental and regulatory standards. The fixed cost of these activities under the contract is $497,700.

5.           LGAL PROCEEDINGS

On February 13, 2004, Recom filed an action with the Superior Court of the State of California, County of Ventura, for declaratory relief, extortion, breach of contract, breach of fiduciary duty and fraud against a prior director, Mr. Steven Sparks, in an action entitled Recom Managed Systems, Inc. v. Stephen O. Sparks. In the action the company alleged that Mr. Sparks had been demanding payment in cash and/or securities as additional compensation for providing services as a director without any contractual or other entitlement thereto, and sought declaratory relief from the Court as to whether Mr. Sparks was entitled to those payments. In May 2004, a hearing was held to address a strategic litigation against public policy motion filed by Mr. Sparks seeking to dismiss the action on the basis that it violated his rights to free speech. After consideration, in early June 2004, the judge dismissed the motion and stated that it was probable that Recom would prevail against Mr. Sparks on its extortion claim. Mr. Sparks subsequently filed an answer and cross-complaint on June 16, 2004 generally denying Recom’s claims and cross-claiming for breach of contract, promissory estoppel, violations of the California Corporations Code, and intentional interferences with prospective advantage, and claiming damages of at least $1 million. Recom served an answer to the cross-complaint on June 23, 2004 denying all of Mr. Sparks’ claims. The parties are presently in the discovery phase.

On May 19, 2004, a complaint was filed against Recom in the Superior Court of Arizona, County of Maricopa, in an action entitled William A. Miller v. Recom Managed Systems. The complaint seeks declaratory relief, specific performance or damages for breach of contract. Mr. Miller alleged he was granted options to purchase 300,000 common shares of Recom at $0.01 per share. Prior to the filing of the complaint, none of the officers or directors of Recom had ever met or spoken to Mr. Miller or his agents or even knew who Mr. Miller was. Recom believes the claim is without merit and plans to vigorously defend itself in the action.

PLAN OF OPERATION
Overview

Recom is a development stage medical device company focused on researching, developing and marketing medical devices which monitor and measure physiological signals in order to detect diseases that impact an individual’s health. Physiological signals are small bioelectrical signals generated by the body. Our initial product will be patient modules used as part of a heart monitor system to acquire, amplify and process physiological signals associated with a patient’s cardiovascular system. Heart monitor systems are used by heart specialists known as cardiologists to collect physiological data for electrocardiogram or “ECG” tests for the purpose of detecting and identifying cardiovascular disease. Our patient module will operate using a proprietary and patented “amplification” technology which provides the capability to enlarge and process the physiological signals to discriminate them from ambient or background electromagnetic noise and to facilitate the examination of the signal data for diagnostic purposes. Our amplification technology is an enhancement of an amplification technology first developed for the United States Air Force to record bioelectrical signals from a pilot’s brain, known as an electroencephalogram or “EEG.” The technology was also used by the National Institute of Health as well as companies such as Titan Systems and Teledyne, Inc. for purposes of monitoring different physiological signals.

We are in the process of completing development work on our first product for commercialization, our battery-operated, digital 12-lead Recom Model 100 Patient Module or “Model 100 Module”. The Model 100 Module will be used as the primary component of a 12-lead ambulatory heart monitor system, referred to as the “Model 100 Monitor System”. The Model 100 Monitor System is an ambulatory patient heart monitor or recording system that will allow a patient’s heart to be continuously monitored over a period of 24 to 48 hours while the patient carries out his or her daily activities away from the physicians’ office or hospital. . We anticipate that we will complete a pre production model of the Model 100 Module by the end of 2004, and that we will commence marketing the Model 100 Module by the end of 2005.

Results Of Operations

Our net loss before preferred dividends increased $912,609 from $2,516,509 for the six-month interim period ended June 30, 2003, to $3,429,118 for the six-month interim period ended June 30, 2004, largely due to equity compensation expense related to a legal settlement in the second quarter of fiscal 2004 and to increased research and development expenditures. Research and development expenditures increased from $81,749 for the six-month interim period ended June 30, 2003 to $432,444 for the six-month interim period ended June 30, 2004, reflecting the continued ramp-up in our research and development activities, including the addition of engineering personnel. General and administrative expenses increased from $2,434,760 to $2,996,674 for the six-month interim periods ended June 30, 2003 and 2004, respectively, reflecting the previously mentioned legal settlement. The primary components of general and administrative expenses were: (1) professional fees (legal, accounting, investment banking, investor relations, and general consulting for management and marketing).; and (2) premiums for directors and officers insurance We also incurred preferred dividend expense of $178,704 for the six-month interim period ended June 30, 2004.

Plan Of Business

Our plan of operation for the twelve month period following the date of this report is to complete the development of our Model 100 Module in anticipation of introducing that product and system to market at the end of fiscal 2005, and to continue development of our patient electrode vest and enhanced electrodes product ancillaries. We currently have budgeted $2,500,000 in costs for the twelve month period following the date of this report, including (1) $1,300,000 to cover our projected general and administrative expenses during this period; (2) $1,200,000 to cover our projected research and development, product testing and pre production engineering costs.

Described below are the company’s various research and development, testing and pre production engineering projects and activities that are currently in progress or which we anticipate will commence during the twelve month period following the date of this report. As noted below, we anticipate that several of these projects or activities will not be completed until after the twelve month period cited. Since the anticipated overall cost of each of these later-completed projects or activities cited below necessarily include costs anticipated to be incurred after the end of the twelve month period cited, the aggregate costs for all of the projects and activities cited below exceed the $1,200,000 budgeted for research and development, product testing and pre production engineering costs for the twelve month period as stated above.

  We need to complete the design and fabrication of a pre-production version of the Model 100 Module to assure compliance to all performance, safety, environmental and regulatory standards. This activity will be performed for Recom by Battelle Memorial Institute, Health and Life Sciences pursuant to a research and development services agreement. Under the agreement, Battelle Memorial Institute will complete the design and engineering of the pre-production patient module in compliance with all applicable performance, safety, environmental and regulatory standards, including (1) the consensual ANSI/AAMI EC-38 industry standards for ambulatory ECG devices, and (2) all relating to electromagnetic interference, electromagnetic susceptibility, shock and current leakage, transmission frequency and labeling. The fixed cost of these activities under the contract is $497,700. Under our agreement with Battelle Memorial Institute, a January 2005 completion date has been targeted.

  Upon fabrication of a pre-production version of the Model 100 Module, it will be tested in conjunction with the ancillary products to verify compliance to all performance, safety and regulatory standards before marketing commences as required by the FDA to assure substantial equivalency to the predicate heart monitor systems cited in our abbreviated 510(k) submission. This work will be performed under contract by Nemko, an independent third-party testing company. The estimated cost of these activities is $30,000. We anticipate these testing activities will be completed by January 2005.

  Selection of an ECG analysis software system that we will recommend for use with our monitor systems will be required, as well as the necessary integration engineering to ensure that our Model 100 Module reliably and accurately produces signal data in a format compatible with that software. We anticipate we will spend approximately $250,000 to purchase the selected software packages, and an additional $20,000 to conduct the requisite integration engineering and testing activities. We anticipate we will identify and purchase the software by October 2004, and complete the integration engineering and testing activities by the end of the fourth quarter of 2004.

  Upon the completion of fabrication and testing of the pre-production version of our Model 100 Module, we intend to execute test protocols for user preference testing and for performance data generation that will compare the performance, usability and aesthetic aspects of our Model 100 Monitoring System to competitive systems. We will then coordinate the writing of a number of technical papers relating to the effectiveness of our monitor system and publish the results in peer review journals. The papers will also be presented at technical conferences and/or published in peer-reviewed scientific and medical journals. We also intend to make arrangements with four or more hospitals, clinics or research institutions to evaluate our monitor system. Our anticipated budget for these activities is $200,000.

  We also intend to conduct performance and user preference tests to determine the ease-of-use and convenience of our Model 100 Monitor System as measured against competitive systems. This testing will be conducted at our on-site laboratory facility. A minor expense of the testing plan will be the cost to acquire competitive devices. We have budgeted $28,000 for this phase.

  We have budgeted $40,000 to purchase various items of equipment, including a treadmill and analysis system, in order to test the potential operation of our monitor system for exercise/stress applications.

  Research work on advanced patient modules and ancillary system offerings in the electrode technology area will continue. We have budgeted approximately $280,000 to conduct these research and development activities and expect to complete them by the last quarter of 2005. Included in these costs is $100,000 payable to Battelle Memorial Institute under its research and development services agreement relating to the potential modification of the patient module design to comply with the ANSI/AAMI EC-11 and EC-13 standards for diagnostic ECG applications.

  We will also conduct development work on a proprietary analysis software that could be used to create a continuous preventive monitoring program. We project that we will spend approximately $200,000 on these activities, and expect to complete them by the second quarter of 2005.

Included in our anticipated general and administrative expenses for the twelve month period following the date of this report is $395,000 in marketing expenses. We intend during the twelve month period following the date of this report to expend a portion of our marketing budget on: (1) hiring three sales managers by the end of 2005 for the East Coast, Midwest, and South ($100,000); (2) exhibiting at various trade shows, including shows for the North American Society for Pacing and Electrophysiology, American College of Cardiology and American Heart Association to be held in 2005 ($30,000); (3) commencing an advertising program in cardiology journals in 2005 ($20,000); and (4) providing sample heart monitor systems to key cardiologists, hospitals and monitoring centers in early to mid-2005 ($15,000).

We anticipate that we will add four additional employees to our staff during the twelve month period following the date of this report, comprised of the three regional sales managers noted above and a chief financial officer.

No assurance can be given that we will be successful in developing the patient vest or enhanced electrodes, or in procuring FDA clearance for or designing and engineering durable, reliable and competitively priced production versions of any of these products.

Our anticipated costs described above are estimates based upon our current business plan. Our actual costs could vary materially from those estimated. Further, we could also change our current business plan resulting in a change in our anticipated costs. See that section of this report captioned “Advisements”.

Liquidity And Capital Resources

For the period January 1, 2002 through June 30, 2004, we principally financed our operations through a combination of (1) contributed capital, the sale of our common shares, series ‘A’ preferred shares and common share purchase warrants for cash, and the exercise of stock purchase warrants for cash ($6,148,051); and (2) the issuance of common shares or common share purchase warrants in payment of the provision of services ($4,797,293).

We currently have approximately $2,500,000 of cash on hand, which we project will fund our anticipated costs through mid-August 2005. Once we commence marketing our patient modules as part of our monitor systems, we will nevertheless continue to be cash flow negative due to our costs exceeding our revenues for an indefinite period of time. In the interim, we will need to raise additional cash and working capital to cover any shortfall in our cash and working capital until such time, if at all, we become cash-flow positive. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated. To the extent it become necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

UNCERTAINTIES AND OTHER RISK FACTORS THAT
MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

Our future results of operations or financial condition and your investment in our common shares may be adversely affected by the uncertainties and other risk factors enumerated below as well as those presented elsewhere in this report and in other reports we periodically file with the SEC, including our annual report on form 10-KSB for the fiscal year ended December 31, 2003, as amended, and should be considered in context with the various disclosures concerning our company presented elsewhere herein and therein.

Risks Relating To Our Business

Our limited operating history will make it difficult for you to predict our future operating results and to otherwise assess or predict the likelihood of our business success.

To date, we are a development stage company principally engaged in research and development, organizational and startup activities which has not yet introduced our heart monitoring products to market. Our limited operating history will make it difficult, if not impossible, to predict future operating results and to assess the likelihood of our business success in considering an investment in our company. Risks and issues inherent in the establishment and expansion of a new business enterprise which we face include, among others, problems of entering new markets, marketing new technologies, hiring and training personnel, acquiring reliable facilities and equipment, and implementing operational controls. As a development stage company, we are also subject to risks and or levels of risk that are often greater than those encountered by companies with established operations and relationships. Development stage companies often require significant capital from sources other than operations. Since we are a start-up business, our management and employees will shoulder the burdens of the business operations and a workload associated with company growth and capitalization that is disproportionately greater than that for an established business. We cannot give you any assurance that we will successfully address these risks. Our prospects must be considered speculative, which may limit our ability to encourage further investment in our company.

We have no revenues to date and have accumulated losses since our inception. Our continued inability to generate revenues and profits could cause us to go out of business.

We have incurred cumulative net losses after preferred dividends available to common shareholders in the amount of $11,170,997 from our inception through June 30, 2004. We have no commercial product sales or revenues to date, and do not anticipate that we will commence commercial sales of our heart monitoring products until the end of fiscal 2005. Once we commence marketing our heart monitoring products, we project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs revenues for an indefinite period of time. We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive when our products are initially introduced to markets, due to the significant costs associated with the development and marketing of our products and services.

Our inability to raise additional working capital would impede our ability to fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

We currently have approximately $2,500,000 of cash on hand, which we project will fund our anticipated costs through mid-August 2005, although this coverage could be less than that period as the result of changes in our anticipated level of operations, higher than expected costs such as through an acquisition of new products, or changes in our business plans. As noted in the prior risk factor, we do not anticipate that we will commence commercial sales of our heart monitoring products until the end of fiscal 2005, and further anticipate that after such introduction we will continue to be cash flow negative due to our costs exceeding our revenues for an indefinite period of time. Based upon the foregoing, we believe that it is highly likely that we will need to raise additional cash and working capital to cover an expected shortfall in our cash and working capital until such time, if any, as we become cash-flow positive. We currently do not have any binding commitments for, or readily available sources of, additional financing. Should we determine it to be necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

Even if we are able to raise additional financing, we might not be able to obtain it on terms that are not unduly expensive or burdensome to the company or disadvantageous to our existing shareholders.

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

We will face intense competition from competitors that have greater financial, technical and marketing resources. These competitive forces may impact our projected growth and ability to generate revenues and profits.

The market for heart monitoring products and services is intensely competitive and characterized by rapidly changing technology, evolving industry standards, and price competition. There are no substantial barriers to entry, and we expect that competition will be intense and may increase. Many of our existing competitors may have substantially greater financial, product development, technical and marketing resources, larger customer bases, longer operating histories, better name recognition and more established relationships in the industry. As a result, certain of these competitors may be able to develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their products and services, or aggressively reduce their sales prices below the our costs. We cannot assure you that we will be able compete successfully with existing competitors or new competitors.

Our products are highly regulated. We may be unsuccessful in obtaining regulatory approvals for our products in various key markets, which would impede our ability to grow our revenues, generate profits and to otherwise execute our business plan. Our failure to receive the regulatory approvals in the United States would likely cause us to go out of business.

The manufacture, sale, promotion and marketing of our heart monitoring products and other products we intend to develop are subject to regulation by the FDA and similar government regulatory bodies in other countries. As we develop or obtain new products we will be required to determine what regulatory requirements, if any, we must comply with in order to market and sell our products in the United States and worldwide. The process of obtaining regulatory approval could take years and be very costly, if approval can be obtained at all. If we fail to comply with these requirements, we could be subjected to enforcement actions such as an injunction to stop us from marketing the product at issue or a possible seizure of our assets. We intend to work diligently to assure compliance with all applicable regulations that impact our business. We cannot assure you, however, that we will be able to obtain regulatory approval for all of our products or that, in the future, additional regulations will not be enacted which might adversely impact our operations.

Because we are not diversified, we are subject to a greater risk of going out of business should our single proposed product line fail.

The only business opportunities we are presently pursuing are the heart monitoring or ECG market and, later, using the same technology, the neurological brain scan or EEG market. Unlike many established companies that are diversified, we do not presently have other businesses, properties, investments or other income producing assets upon which we could rely upon should our single product line fail, thereby increasing the risk of our going out of business.

The inability of our customers to receive third party reimbursements for our products would impede our ability to grow our revenues, generate profits and to otherwise execute our business plan.

We intend to sell our heart monitoring products to individual patients and doctors, hospitals and clinics who will seek reimbursement from various third party payers, including government health programs, private health insurance plans, managed care organizations and other similar programs. We cannot assure you that reimbursement will be available from third party payers or, if available, that the reimbursement policies of the third party payers will not adversely affect our ability to sell our product profitably. If our customers are not reimbursed by third party payers or if the reimbursement by third party payers is too low, our business may be adversely affected and the value of your investment will decline.

We intend to rely upon licensees, strategic partners or third party marketing and distribution partners to provide a significant part of our marketing and sales functions. Should these outside parties fail to perform as expected, we will need to develop or procure other marketing and distribution channels, which would cause delays or interruptions in our product supply and result in the loss of significant sales or customers.

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

We intend to rely upon the third-party FDA-approved manufacturers or suppliers to manufacture our heart monitoring products. Should these manufacturers fail to perform as expected, we will need to develop or procure other manufacturing sources, which would cause delays or interruptions in our product supply and result in the loss of significant sales or customers.

We currently have no internal manufacturing capability, and will rely extensively on FDA-approved licensees, strategic partners or third party contract manufacturers or suppliers. A delay or interruption in the supply of components or finished products could adversely affect our ability to introduce our products onto the market. Should we be forced to manufacture our products, we cannot give you any assurance that we will be able to develop an internal manufacturing capability or procure third party suppliers. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers we procure will be able to supply our product in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

We are dependent for our success on a few key executive officers. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital.

Our success depends to a critical extent on the continued efforts of services of our Chief Executive Officer, Mr. Marvin H. Fink, and our Vice President and Chief Technology Officer, Dr. Budamir S. Drakulic. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. Although Mr. Fink has signed an employment agreement pursuant to which he will provide continued services to the company until October 12, 2006, and Dr. Drakulic is employed as a consultant under a loan-out agreement through October 15, 2012, these agreements will not preclude either of these key officers from leaving the company. We currently maintain key man life insurance policies in the amount of $1 million with respect to Mr. Fink and $3 million with respect to Dr. Drakulic which will assist us in recouping some of our costs in the event of the death of those officers.

Our inability to protect our intellectual property rights could allow competitors to use our property rights and technologies in competition against our company, which would impede our ability to introduce our heart monitoring products to market and to otherwise grow our revenues and generate profits.

We rely on a combination of patent, patent pending, copyright, trademark and trade secret laws, proprietary rights agreements and non-disclosure agreements to protect our intellectual properties. We cannot give you any assurance that these measures will prove to be effective in protecting our intellectual properties. Our inability to protect our intellectual property rights could allow competitors to use our property rights and technologies in competition against our company, which would impede our ability to introduce our heart monitoring products to market and to otherwise grow our revenues and generate profits.

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

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors, generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell the common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

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

The market price for our common shares is particularly volatile given our status as a relatively unknown development stage company with a small and thinly-traded public float, limited operating history and lack of revenues or profits to date for our newly introduced products, which could lead to wide fluctuations in our share price. The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you. The volatility in our common share price may subject us to securities litigation.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, we have relatively few common shares outstanding in the “public float” since most of our shares are held by a small number of shareholders. In addition, as noted above, our common shares are sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of revenues or profits to date, and uncertainty of future market acceptance for our products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Additionally, in the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

Since a single shareholder currently beneficially owns the majority of our outstanding common shares, that single shareholder will retain the ability to control our management and the outcome of corporate actions requiring shareholder approval notwithstanding the overall opposition of our other shareholders. This concentration of ownership could discourage or prevent a potential takeover of our company that might otherwise result in you receiving a premium over the market price for your common shares.

ARC Finance Group, LLC, which is owned and controlled by Ms. Tracey Hampton, owns approximately 70% of our outstanding common shares. As a consequence of its controlling stock ownership position, ARC Finance Group will retain the ability to elect a majority of our board of directors, and thereby control our management. ARC Finance Group also has the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.

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

There are currently outstanding as of July 15, 2004, 1,083,872 series ’A’ preferred shares each convertible into one common share at the conversion rate of $3 per share, and common share purchase options and warrants entitling the holders to purchase 5,398,801 shares at a weighted average exercise price of $2.35 per share, including a number granted to directors, officers, employees and consultants that are subject to vesting conditions. In the event of the conversion or exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their conversion or exercise of these securities.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 common and 10,000,000 “blank check” preferred shares. After taking into consideration our outstanding common and preferred shares as of July 15, 2004, we will be entitled to issue up to 65,926,014 additional common shares and 8,916,128 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

LEGAL PROCEEDINGS

As of the date of this report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us, other than those disclosed in note 5 to the interim consolidated financial statements included with this report.

CHANGES IN SECURITIES AND USE OF PROCEEDS

Modification Of Instruments Defining Rights Of Holders Of Class of Registered Securities

 There was no material modification of any instruments defining the rights of holders of any class of our registered securities during the three-month interim period ended June 30, 2004.

Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities

 There was no limitation or qualification of rights of any class of our registered securities as the result of the issuance or modification of any other class of our securities during the three-month interim period ended June 30, 2004.

Recent Sales Of Unregistered Equity Securities

Rule 506

We have sold or issued the following securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act during the three-month interim period ended June 30, 2004. The offer and sale of the securities in each offering was exempt from the registration requirements of the Securities Act under Rule 506 insofar as: (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) pursuant to Rule 506(b)(2)(i), there were no more than 35 non-accredited investors in the offering; (3) pursuant to Rule 506(b)(2)(ii), each purchaser in the offering who was not accredited either alone or with his purchaser representative had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risk of the investment, or the company reasonably believed immediately prior to making the sale that such investor came with this description; (4) no offers or sales under the offering was effected through any general solicitation or general advertising within the meaning of Rule 502(c); and (5) the transfer of the securities in the offering were restricted by the company in accordance with Rule 502(d). Except as stated below, no underwriting discounts or commissions were payable with respect to any of the offerings.

●	On April 28, 2004, we issued to Mr. Rex Julian Beaber warrants to purchase 250,000 restricted common shares at $7.90 per share. The warrants are exercisable on or after August 1, 2004, and lapse if unexercised on July 31, 2007. The warrants were granted to Mr. Beaber in connection with a settlement agreement pursuant to which Mr. Beaber agreed to surrender 369,000 unregistered common shares in exchange for the warrants and the company’s agreement to register another 80,000 shares held by Mr. Beaber. The value of the grant was $757,207 for financial statement disclosure purposes using the Black-Scholes model. The foregoing value does not take into consideration the value of 369,000 common shares Mr. Beaber is required to surrender under the settlement agreement

Rule 505

We have sold or issued the following securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 505 of Regulation D promulgated under Section 3(b) of the Securities Act during the three-month interim period ended June 30, 2004. The offer and sale of the securities in each offering was exempt from the registration requirements of the Securities Act under Rule 505 insofar as: (1) except as stated below, none of the investors in the offering are to the company’s knowledge accredited within the meaning of Rule 501(a); (2) pursuant to Rule 505(b)(2)(i), the aggregate offering price for the offering did not exceed $5,000,000, less the offering price of all securities sold within the twelve months preceding the start of and during the offering of securities under Rule 505 or in reliance upon any exemption under Section 3(b) of the Securities Act of 1933 or in violation of Section 5 of the Securities Act of 1933; (3) pursuant to Rule 505(b)(2)(ii), there were no more than 35 non-accredited investors in the offering; (4) no offers or sales under the offering was effected through any general solicitation or general advertising within the meaning of Rule 502(c); and (5) the transfer of the securities in the offering were restricted by the company in accordance with Rule 502(d). Except as stated below, no underwriting discounts or commissions were payable with respect to any of the offerings.

●	On April 1 2004, we issued to Messrs. Marvin H. Fink and Ellsworth Roston, Dr. Robert Koblin, and Ms. Jennifer Black options to purchase 2,000, 2,000, 4,000 and 2,000 common shares at $6 per share, respectively, in relation to their being appointed to serve on various committees to the board of directors. The options vest quarterly over a period of one year, and lapse if unexercised on March 31, 2009. We valued the grant at $23,536 for financial statement disclosure purposes using the Black-Scholes model.

Use Of Proceeds Of Registered Offerings

Not Applicable.

Repurchases Of Equity Securities

 We did not repurchase any equity securities during the three-month interim period ended June 30, 2004

DEFAULTS UPON SENIOR SECURITIES

 No defaults upon senior securities occurred during the three-month interim period ended June 30, 2004.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote by the holders of our securities during the three-month interim period ended June 30, 2004.

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

None.

Material Changes To Director Nominee Procedures

There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors since our last disclosure of those procedures pursuant to SEC rules.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

2.1	Order dated October 26, 2000 Confirming Plan of Reorganization and Granting Final Approval of Disclosure Statement (9)

3.1	Amended And Restated Certificate Of Incorporation Of Recom Managed System, Inc. filed by the Delaware Secretary of State on November 6, 2000 (1)

3.2	Certificate Of Amendment Of Certificate Of Incorporation Of Recom Managed System, Inc. filed by the Delaware Secretary of State on June 20, 2003 (8)

3.3	Certificate Of Designation Of Rights, Preferences And Limitations Of Series ’A’ Convertible Preferred Stock Of Recom Managed System, Inc. filed by the Delaware Secretary of State on September 9, 2003 (9)

3.4	Amendment To Certificate Of Designation Of Rights, Preferences And Limitations Of Series ’A’ Convertible Preferred Stock Of Recom Managed System, Inc. filed by the Delaware Secretary of State on April 26, 2004 (9)

3.5	Bylaws Of Recom Managed Systems, Inc. adopted March 31, 2003 (6)

5.1	Specimen common stock certificate (8)

5.2	Specimen series ’A’ preferred stock certificate (8)

5.3	Recom Managed Systems, Inc. 2002 Stock Plan adopted on November 1, 2002 (6)

5.4	Form of option issued under Recom Managed Systems, Inc. 2002 Stock (8)

5.5	Recom Managed Systems, Inc. 2003 Nonqualified Stock Option And Stock Plan adopted on March 31, 2002 (6)

5.6	Warrant To Purchase Common Stock dated September 19, 2002 issued to Sim Farrar (2)

5.7	Form of Standard Warrant (8)

5.8	Form of Class ’A’ Warrant (8)

5.9	Form of Class ’C’ Warrant (8)

5.10	Agent’s Warrant dated November 1, 2003 with Maxim Group LLC (9)

5.11	Agent’s Warrant dated November 1, 2003 with Jenkins Capital Management, LLC (9)

10.1	Standard Multi-Tenant Office Lease dated August 20, 2002 between Bershin Properties I, LLC, as lessor, and Recom Managed Systems, Inc., LLC, as lessee (9)

10.2	Addendum To Standard Office Lease dated August 20, 2002 between Bershin Properties I, LLC, as lessor, and Recom Managed Systems, Inc., as lessee (9)

10.3	Addendum To Standard Office Lease dated December 17, 2003 between Bershin Properties I, LLC, as lessor, and Recom Managed Systems, Inc., as lessee (9)

10.4	Stock Acquisition and Signal Technologies Transfer Agreement dated September 12, 2002 between Recom Managed Systems, Inc. and ARC Finance Group, LLC (2)

10.5	Employment Agreement dated October 14, 2002 between Recom Managed Systems, Inc. and Marvin H. Fink (3)

10.6	License Agreement dated December 9, 1993 between Dr. Budimir S. Drakulic and Teledyne Electronic Industries, Inc. (8)

10.7	Restricted Stock Agreement dated October 14, 2002 between Recom Managed Systems, Inc. and Marvin H. Fink (3)(4)

10.8	Indemnification Agreement dated October 14, 2002 between Recom Managed Systems, Inc. and Marvin H. Fink (3)(4)

10.9	Loan-out Agreement dated October 15, 2002 between Recom Managed Systems, Inc. and Budimir Drakulic, B World and B Technologies (3)

10.10	Restricted Stock Agreement dated October 15, 2002 between Recom Managed Systems, Inc. and Budimir Drakulic, B World and B Technologies (3)(5)

10.11	Consulting Agreement dated November 1, 2002 between Recom Managed Systems, Inc. and Ellsworth Roston (3)

10.12	Employment, Confidential Information, Invention Assignment, And Arbitration Agreement dated October 15, 2002 between Recom Managed Systems, Inc. and Budimir Drakulic, B World and B Technologies (3)(5)

10.13	Consulting Agreement dated February 14, 2003 between Recom Managed Systems, Inc. and Lowell T. Harmison (8)

10.14	Employment Agreement dated March 10, 2003 between Recom Managed Systems, Inc. and Charles E. McGill (6)

10.15	Investment Banking Agreement dated April 15, 2003 between Recom Managed Systems, Inc. and Brookstreet Securities Corporation (7)

10.16	Investment Banking Agreement dated July 17, 2003 between Recom Managed Systems, Inc. and Maxim Group, LLC (9)

10.17	Placement Agency Agreement dated September 4, 2003 between Recom Managed Systems, Inc. and Maxim Group, LLC (9)

10.18	Form of Registration Rights Agreement for purchasers of Series ’A’ Preferred Stock (8)

10.19	Scope Letters and Engagement Agreements dated December 18, 2003, January 23, 2004 and March 22, 2004 between Recom Managed Systems, Inc. and CFO 911 (9)

10.20	Non-Binding Letter of Intent dated January 10, 2004 between Recom Managed Systems, Inc. and TZ Medical Inc. (9)

10.21	Settlement Agreement And Releases, Warrant and Piggyback Registration Rights Agreement each dated April 28, 2004 between Recom Managed Systems, Inc., Mitchell J. Stein, ARC Finance Group, LLC, Tracey Hampton-Stein and Rex Julian Beaber (9)

10.22	Consulting Agreement between Recom Managed Systems, Inc. and Dr. Michael Laks (10)

10.23	Consulting Agreement between Recom Managed Systems, Inc. and Dr. Mitchell W. Krucoff (10)

10.24	Research And Development Services Agreement dated May 12, 2004 between Recom Managed Systems, Inc. and Battelle Memorial Institute (10)

21	List of subsidiaries *

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act *

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act *

32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act *

32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act *

*	Filed herewith
(1)	Previously filed as an exhibit to our report on form 10-KSB for our fiscal year ended December 31, 2001 filed with the SEC on February 22, 2002.
(2)	Previously filed as an exhibit to our report on form 8-K filed with the SEC on September 25, 2002.
(3)	Previously filed as an exhibit to our report on form 10-QSB for our fiscal quarter ended September 30, 2002 filed with the SEC on November 12, 2002.
(4)	Filed as part of the Employment Agreement for Mr. Fink noted in item 10.5.
(5)	Filed as part of the Loan-Out Agreement for with B World Technologies, B Technologies and Dr. Drakulic noted in item 10.9.
(6)	Previously filed as an exhibit to our report on form 10-KSB for our fiscal year ended December 31, 2002 filed with the SEC on March 26, 2003.
(7)	Previously filed as an exhibit to our report on form 10-QSB for our fiscal quarter ended March 30, 2003 filed with the SEC on May 7, 2003.
(8)	Previously filed as an exhibit to our registration statement on form SB-2 filed with the SEC on January 2, 2004.
(9)	Previously filed as an exhibit to our registration statement on form SB-2 (amendment no. 2) filed with the SEC on May 11, 2004.
(10)	Previously filed as an exhibit to our registration statement on form SB-2 (amendment no. 3) filed with the SEC on July 22, 2004.

Reports on Form 8-K

During the six-month interim period ended June 30, 2004, we did not file any reports on form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated at Studio City, California, this 4th day of August, 2004.

RECOM MANAGED SYSTEMS, INC.
By:	/s/ Marvin H. Fink

Marvin H. Fink Chief Executive Officer and President (principal executive officer)

By:	/s/ Charles Dargan

Charles Dargan Interim Chief Financial Officer (principal accounting and financial officer)