Form 10QSB/A
period 2003-09-30
RECOM MANAGED SYSTEMS INC DE/
filed 2004-11-09
CIK 810365

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

                                 Amendment No.2

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

                                     2

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

                                       15

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

                                       16

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

                                     RECOM MANAGED SYSTEMS, INC.

Date: November 5, 2004             By:/s/Marvin H. Fink
                                        Marvin H. Fink, Chief Executive
                                        Officer

Date: November 5, 2004              By:/s/ Charles Dargan
                                         Charles Dargan, Interim Chief Financial
                                         Officer