Form 10KSB/A
period 2003-12-13
RECOM MANAGED SYSTEMS INC DE/
filed 2004-11-09
CIK 810365

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-KSB/A
AMENDMENT NO. 2
________________

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:  ☒

The issuer’s revenues for its most recent fiscal year (fiscal 2002) was $0.

The aggregate market value of the issuer’s voting and non-voting common equity held by the issuer’s non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days, was $50,765,000 as of April 30, 2004.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court during the past five years:   Yes ☒     No   ☐

The number of shares outstanding of each of the issuer’s classes of stock as of as of April 30, 2004, the latest practicable date, was 33,345,262 common shares and 1,661,305 series ‘A’ convertible preferred shares.

Documents Incorporated By Reference

The issuer has not incorporated by reference into this annual report: (1) any annual report to the issuer’s securities holders, (2) any proxy or information statement, or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act.

BUSINESS	5
Overview	5
Corporate History	5
Description Of Heart Monitor Systems And ECGs	6
Description of Recom's ECG Products	8
Description of Signal Technologies	10
EEG Products	11
Competition	11
Market Size	11
Marketing And Distribution Strategy	12
Manufacturing Capacity	12
Research And Development	12
Regulatory Overview	12
Patents And Licenses	15
Competition	15
Costs And Effects Of Compliance With Environmental Laws	15
Subsidiaries	16
Employees	16
PROPERTIES	16
FINANCIAL STATEMENTS AND SUMMARY FINANCIAL DATA	16
PLAN OF OPERATION	17
Results of Operations	17
Plan of Operation	17
Liquidity And Capital Resources	19
MANAGEMENT	20
Identity	20
Business Experience	20
Board Of Directors	22
Board Committees And Independence	22
Shareholder Nomination Procedures	22
Board Compensation	23
Employment And Consulting Agreements With Management	24
Summary Compensation Table	27
Stock Options And Stock Appreciation Rights Grant Table	28
Stock Options And Stock Appreciation Rights Exercise And Valuation Table	28
Compliance With Section 16	28
Code of Ethics	29
PRINCIPAL SHAREHOLDERS	29
TRANSACTIONS AND BUSINESS RELATIONSHIPS WITH MANAGEMENT AND PRINCIPAL SHAREHOLDERS	30
Transactions With Executive Officers, Directors And Shareholders	30
Parent Corporation	32
EQUITY COMPENSATION PLANS	32
Summary Equity Compensation Plan Data	32
Description of Equity Compensation Plans Approved By Shareholders	32
Description of Equity Compensation Plans Not Approved By Shareholders	33
UNCERTAINTIES AND RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION	34
Risks Relating To Our Business	34
Risks Relating To An Investment In Our Securities	38
LEGAL PROCEEDINGS	41
SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	41
MARKET PRICE OF AND DIVIDENDS ON OUR COMMON SHARES AND RELATED STOCKHOLDER MATTERS	41
Description Of Market	41
Dividend Policy	41
Recent Sales Of Unregistered Securities	42
Repurchases Of Securities	44
PRINCIPAL ACCOUNTANT FEES AND SERVICES	45
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	45
CONTROLS AND PROCEDURES	45
EXHIBITS AND REPORTS ON FORM 8-K	46
Exhibits	46
Reports On Form 8-K	48
RECOM MANAGED SYSTEMS, INC. ANNUAL FINANCIAL STATEMENTS DECEMBER 31, 2003	49
SIGNATURES OF EXECUTIVE OFFICERS	50
SIGNATURES OF BOARD OF DIRECTORS	50

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

BUSINESS

Overview

Recom is a development stage medical device company focused on researching, developing and marketing medical devices which monitor and measure physiological signals in order to detect diseases that impact an individual’s health. Physiological signals are small bioelectrical signals generated by the body. Our initial product will be patient modules used as part of a heart monitor system to acquire, amplify and process physiological signals associated with a patient’s cardiovascular system. Heart monitor systems are used by heart specialists known as cardiologists to collect physiological data for electrocardiogram or “ECG” tests for the purpose of detecting and identifying cardiovascular disease. Our patient module will operate using a proprietary and patented “amplification” technology which provides the capability to enlarge and process the physiological signals to discriminate them from ambient or background electromagnetic noise and to facilitate the examination of the signal data for diagnostic purposes. Our amplification technology is an enhancement of an amplification technology first developed for the United States Air Force to record bioelectrical signals from a pilot’s brain, known as an electroencephalogram or “EEG.” Earlier versions of the technology were also used by the National Institute of Health as well as companies such as Titan Systems and Teledyne, Inc. for purposes of monitoring different physiological signals relating to the brain.

Corporate History

Recom was originally incorporated in Delaware on January 19, 1987 under the name Mt. Olympus Enterprises Inc.. We had no specific business purpose on the date of incorporation and were inactive until October 30, 1998. On that date, we completed a reverse acquisition with J2 Technologies LLC, a California limited liability company formed on July 31, 1998, which was engaged in the business of developing, servicing and managing commercial computer networks both on-site and remotely. As a consequence of the reverse acquisition, we engaged in J2 Technologies’ business and changed our name to Recom Managed Systems, Inc. We were subsequently unsuccessful in this business and, on June 26, 2000, filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. Our plan of reorganization was confirmed by the Bankruptcy Court and the confirmation order became final on November 7, 2000. Subsequent to declaring bankruptcy, we ceased our business operations. The plan of reorganization provided for a total discharge of the company and our officers and directors from all pre-petition debts, expenses and legal causes of action which may have existed on or before the filing of the bankruptcy. The plan further provided for the consolidation of all previously issued common shares, and the issuance of additional common shares to various creditors of the company. As of December 31, 2000, following full implementation of the plan, there were 4,139,784 common shares (1,379,928 shares pre-split) issued and outstanding.

On September 19, 2002, we acquired certain know how, trade secrets and other proprietary intellectual property rights relating to the development of a physiological signal amplification equipment and technology, referred to in this annual report as the “Signal Technologies”, from ARC Finance Group, LLC, our parent corporation, in exchange for 23,400,000 common shares (7,800,000 shares pre-split). The shares represented approximately 85% of our issued and outstanding common shares. We valued the Signal Technologies at $78,023 for financial accounting purposes, reflecting the ARC Finance Group’s cost to acquire the Signal Technologies from Dr. Budimir S. Drakulic as discussed below. The terms of the acquisition were determined by the parties on an arms-length negotiated basis. No independent valuation was sought from a business/technology appraiser or other third party due to financial constraints. There was no relationship between Recom, including our officers, directors and shareholders, and ARC Finance Group, including its officers, directors and shareholders, prior to our acquisition of the Signal Technologies from ARC Finance Group. No finder’s fees or other forms of consideration were paid by Recom or ARC Finance Group or our respective officers, directors or shareholders in connection with our acquisition of the Signal Technologies.

The principal component of the Signal Technologies is a patented “amplification” technology which was originally invented by our Vice President and Chief Technology Officer, Dr. Budimir S. Drakulic. The underlying patent covers methods of discriminating different biomedical signals from ambient electromagnetic noise. Also included in the Signal Technologies was an assignment of a license agreement dated December 9, 1993 between Dr. Drakulic and Teledyne Electronic Technologies pursuant to which Dr. Drakulic granted a limited license to that company to manufacture EEG monitor products based upon an early version of the amplification technology. This license agreement specified that Dr. Drakulic retained ownership of the original patent and underling technology and the right to use technology to develop new products as long as they would not infringe on Teledyne’s licensed products. Dr. Drakulic has since received a letter from Teledyne acknowledging that the use of the technology for our proposed heart monitor systems does not infringe on Teledyne’s licensed products. Concurrent with our acquisition of the Signal Technologies, we obtained Dr. Drakulic’s services as our Vice President and Chief Technology Officer to lead our product development efforts.

ARC Finance Group is a Delaware limited liability company formed in May 2002 which is owned and controlled by Ms. Tracy Hampton. In or about May 2002, ARC Finance Group entered into an understanding with Dr. Drakulic pursuant to which it would fund informal proof-of-concept activities and product development costs to be incurred by Dr. Drakulic in order to establish to the satisfaction of ARC Finance the potential of the “Signal Technologies” for ECG applications, and would also pay other expenses of Dr. Drakulic, in exchange for the rights to acquire and market the Signal Technologies. Pursuant to that understanding, ARC Finance funded these activities and costs in the amount of $78,023 during the summer of 2002, and acquired the Signal Technologies from Dr. Drakulic when it became satisfied that the Signal Technologies could be applied for ECG applications. Following its acquisition of the Signal Technologies, ARC Finance Group sought a third-party company to license or acquire the Signal Technologies for its commercial development, leading to our acquisition of the Signal Technologies from ARC Finance Group. Since that acquisition, ARC Finance Group has remained a holding company for a passive investment in our company. ARC Finance Group’s only investment and business activity to date relates to Recom, ARC Finance Group has no investments other than Recom, sources of revenue or liabilities, and there is no past or current relationship between ARC Finance Group and Titan Systems or Teledyne Inc.

On April 11, 2003, we completed a three for one forward stock split, resulting in a total of 31,510,848 common shares being outstanding as of that date.

We do not consider Recom to be a “blank check” company as that term is defined in Rule 419 of Regulation C promulgated under the Securities Act of 1933, as our business plan does not contemplate our engaging in any merger or acquisition with any unidentified company, entity or person. Notwithstanding the foregoing, should we in the future identify a technology, product or business we deem advisable to acquire, we reserve the right to consider that acquisition at that time. We had previously considered the acquisition of a non-prescription heart monitor system from TZ Medical, Inc., however we have recently decided not to pursue that acquisition.

Description Of Heart Monitor Systems And ECGs

A heart monitor system is a system used to monitor and record changes in physiological signals associated with a patient’s cardiovascular system. Heart monitor systems are used by heart specialists known as cardiologists to collect physiological data for electrocardiogram or “ECG” tests for the purpose of detecting and identifying cardiovascular disease. An ECG gives the cardiologist important information about the heart. For example, by examining changes in waveforms from 0.67 Hz to 40 Hz frequency range, a cardiologist can identify irregularities in the heart’s rate and rhythm, known as arrhythmia. By examining changes in waveforms in the broader 0.05 Hz to 150 Hz frequency range, a cardiologist can identify different types of heart disease, including damage to the heart muscles or tissue resulting from (1) decreased blood flow attributable to the narrowing of the arteries, known as cardiac ischemia, (2) enlargement of the heart resulting from additional effort attributable to the hardening of the heart muscle, known as hypertrophy, and (3) the existence of past or presently occurring heart attacks.

When an ECG test is ordinarily conducted in a clinical setting, the physiological signals from the patient’s heart is displayed through a heart monitor system called a 12-lead ECG, based on acquiring a signal from ten electrodes, one of which is attached to each of the patient’s arms, six to the chest and one to each leg. The placement of the ten electrodes enables the heart to be examined for different diseases. Physiological signals generated by the heart are amplified and recorded in the form of a series of waveforms that can be displayed on a screen or printed on paper for interpretation by a cardiologist. Any irregularity in heart rhythm, damage or stress to the heart muscle will result in a deviation from a normal waveform.

There are three settings under which ECGs are normally taken: (1) the clinical or “resting” setting where the patient is immobile; (2) the ambulatory setting where the patient is mobile; and (3) the exercise setting where the patient is subjected to physical stress in a controlled environment. These three types of ECG tests are more fully described as follows:

•	ECGs administered in the “resting” setting are generally given under either (1) emergency circumstances when an individual complains of symptoms typically associated with heart disease such as chest pains, shortness of breath or heart palpitations, or (2) on an annual basis for older patients as part of their annual physical examination. Most ECGs are obtained in the resting setting. In a resting setting, the principal technical issue in interpreting ECG waveforms arise from the existence of ambient or background “noise” emanating from other electromagnetic sources, including (1) signals generated by the other organs, muscles and systems of the body, whether from movement or the performance by those organs of their bodily functions, and (2) signals generated by sources external to the body, such as electronic equipment, lights or engines. This ambient noise is commonly referred to as an “artifact”. As previously discussed, cardiologists can identify irregularities in the heart’s rate and rhythm, known as arrhythmia, by examining changes in the 0.67 to 40 Hz frequency range. Because of the relatively large amplitudes of these waveforms in this range, cardiologists can, as a practical matter, easily identify arrhythmia notwithstanding the existence of electromagnetic ambient noise from other sources. However, it is very difficult for cardiologists to distinguish physiological signals from ambient noise in the broader frequency ranges used to identify different types of heart disease, including cardiac ischemia, hypertrophy and the existence of past or presently occurring heart attacks. The reason for this difficulty is that the physiological signals associated with these other heart diseases are of a much lower amplitude or strength in the lower 0.05 to 0.67 Hz and upper 40 to 150 Hz portions of the frequency range, meaning that they do not stand-out from the ambient noise in these portions and therefore cannot be easily discriminated from that ambient noise. In order to minimize ambient noise in the clinical setting, ECGs are normally taken in the hospital or physician offices. Cardiologists instruct the patient to lie in the supine position, being as still as possible while a reading is taken to reduce ambient noise caused by physical movement. Another method to reduce ambient noise is to reduce the sensitivity of the monitoring equipment, although this alternative results in a loss of signal quality and the ability to read certain signal intricacies.

•	ECGs administered in the ambulatory setting are given in an attempt to identify heart disease not evident in the resting setting. Heart disease such as cardiac ischemia and cardiac hypertrophy as well as the existence of past or presently occurring heart attacks can escape detection without longer-term monitoring in a physically active or stressful setting. An ambulatory heart monitor system, commonly known as a “Holter” monitor, allows the patient’s heart to be continuously monitored over a period of hours or days, while the patient carries out his or her daily activities under typical conditions of stress away from the physicians’ office or hospital. The principal technical limitation in deciphering ECG waveforms in an ambulatory setting is that in many cases, ambulatory heart monitor systems are unable to accurately identify many of the heart conditions they are intended to identify due to their inability to clearly distinguish and discriminate the physiological signals associated with these conditions from electromagnetic ambient noise in the lower and upper portions of the full 0.05 to 150 Hz frequency range. Therefore, the industry standard for ambulatory recorders is 0.67 to 40 Hz.

•	ECGs administered in the exercise or stress setting are given while the patient exercises on a treadmill, step machine or exercise cycle to enable the cardiologist to monitor, among other things, his heart behavior under conditions of physical stress. Exercise can exacerbate cardiovascular abnormalities that are not present at rest and it can be used to determine the adequacy of cardiac function. Similar to an ambulatory ECG, this allows the cardiologist to identify different heart disease such as cardiac ischemia and cardiac hypertrophy as well as the existence of past or presently occurring heart attacks that may not be evident under a clinical resting or simple ambulatory ECG test conditions. However, while external sources of ambient noise can be reduced in the clinical setting when exercise ECGs are conducted, high levels of physical activity inherent in exercise ECGs generate higher internal levels of ambient noise due to necessary patient movement. To address this issue, exercise ECG devices are connected to computers which run sophisticated software to filter and process physiological signals and produce “average” waveforms for interpretation by the cardiologist. However, the American Heart Association[1] and American College of Cardiology[2].each state that computer processing is not completely reliable because of software limitations in handling noise, the technical limitations of the software algorithms and therefore, cardiologists are advised to look at the raw data and not rely solely upon the results obtained by software processing of original data.

Description of Recom’s ECG Products

Ambulatory Heart Monitor Systems

We are in the process of completing development work on our first product for commercialization, our battery-operated, digital 12-lead Recom Model 100 Patient Module or “Model 100 Module”. As discussed below, the Model 100 Module will be used as the primary component of a 12-lead ambulatory heart monitor system to acquire, process, amplify and store physiological signal data. In operation, the Model 100 Module will be used in conjunction with two accessories, a currently-available FDA-cleared or approved electrode/lead wire set which Recom has engineered the Module 100 to be compatible with and recommends for use with the module, and a currently-available personal digital assistant or “PDA” device which Recom has also engineered the Module 100 to be compatible with and recommends for use with the module. Once physiological data is recorded and stored, it will then be interpreted at a later date by a cardiologist using currently-available FDA-cleared or approved ECG analysis software program. By way of example, Recom currently intends to design the Model 100 Module to work with FDA-cleared and available electrodes and lead wire sets such as the ConMED D-series ECG Cable and 3M Red Dot Snap Monitoring Electrodes, and for its data to be interpreted by FDA-cleared analysis software programs marketed such as those offered by Mortara, Phillips and/or General Electric. In this annual report and, as discussed below, in Recom’s regulatory filings with the FDA, we refer to the foregoing heart monitor system by which the Model 100 Module interfaces with compatible FDA-cleared or approved electrode/lead wire sets and PDAs as the “Model 100 Monitor System”, and the compatible electrode/lead wire sets, PDAs and ECG analysis software as the “ancillary products”

The Model 100 Monitor System is an ambulatory patient heart monitor or recording system that will allow a patient’s heart to be continuously monitored over a period of 24 to 48 hours while the patient carries out his or her daily activities away from the physicians’ office or hospital. As previously noted, the primary component of the monitor system is the Model 100 Module, a compact device approximately 4 x 3.5 x 1.5 inches in size and 5.5 oz. in weight, which acquires the physiological signals from the patient by means of the electrodes; processes and amplifies the signals using the Signal Technologies; and then transmits the signal data wirelessly to the PDA to be stored as a file on a flash card. Patients using the Model 100 System will be able to move around freely while data is collected by patient module and sent in real time from the patient module to the PDA and stored on the flash card. At the conclusion of the recording period, the patient returns the Model 100 Monitor System to the cardiologist, who retrieves the flash card and places it in a reading analysis station on which an ECG analysis software program is installed. The raw ECG recorded data is then analyzed by the software providing the cardiologist with the results for interpretation. The Model 100 Monitor System is a non-diagnostic system insofar as it records, processes and stores physiological signals, but does not contain diagnostic software for signal interpretation.

The Model 100 Module can be used with any FDA-cleared or approved electrode/lead wire set or PDA, and the signal data produced by the Model 100 Monitor System can be interpreted by any FDA-cleared or approved ECG analysis software, so long as we have listed that equipment or software as being compatible with the module or signal data produced by the monitor system in our packaging in accordance with FDA labeling regulations. For example, the Model 100 Module can be connected to a patient via commercially available cable and electrodes as discussed above. As a practical matter, the determination and provision of the electrode/lead wire set and PDA to be used with the Model 100 Module will be made by patient’s cardiologist and the cardiologist will also use his software program to manage and interpret the data in making his diagnosis. We are currently identifying one or more ancillary products that we would recommend for use with the Model 100 Module as part of the monitor system. Upon our identification of the ancillary products with which the Model 100 Module can be operated, we will modify the module to ensure computability. Once we have completed these steps, we must design and engineer a pre production model for testing to provide assurance that the device is compliant to the necessary performance, safety and regulatory test requirements and to further assure the device will be durable, reliable and competitively priced. We anticipate that we will complete a pre production model of the Model 100 Module that is fully compliant with its ancillary products by the end of 2004.

[1]	ACC/AHA 2002 Guideline Update for Exercise Testing, Gibbons RJ et al.

2   Exercise Standards for Testing and Training: S Statement for Healthcare Professionals, Fletcher GF et al, Circulation 104:1694-1740, published on October 2, 2001.

Our Model 100 Monitor System is a Class II medical device that must be cleared by the FDA in order to be marketed within the United States. On January 28, 2004, we received FDA 510(k) clearance under the FDA’s abbreviated 510(k) submission format allowing us to market our Model 100 Monitor System, i.e., our Model 100 Module used in conjunction with its FDA-cleared or approved ancillary products, on the basis of it being substantially equivalent to other ambulatory monitor systems on the market which satisfy the industry’s consensual ANSI/AAMI EC-38 standard for non-diagnostic monitor systems. Under the terms of the abbreviated 510(k) clearance, we are required to have supporting data in our files documenting that our Model 100 Monitor System will conform to performance standards before marketing the Module 100 Module. As such, we may continue to perform engineering and design work on the Model 100 Module without resubmitting the system for further FDA 510(k) clearance unless we were to significantly alter the safety or effectives of the system as cleared by FDA. We do not anticipate this will occur.

No assurance can be given that we will be successful in designing and engineering a durable, reliable and competitively priced production version of the Model 100 Module.

Patient Vest And Electrodes

We are also in the early stages of investigating the development of a patient vest containing electrodes to be used with our ambulatory heart monitor systems as an alternative to the currently-available FDA-cleared or approved electrode/wire sets. We believe that a patient vest may provide a better signal in an ambulatory setting than the current use of electrodes since the vest as conceived would ensure that the electrodes remained affixed to the body in the correct location throughout the monitoring period. We also believe that the vest will be more convenient and comfortable for a patient. The design is planned to allow a patient to use the vest on a 24/7 basis for extended periods of time, being removed only intermittently for showers, etc. We must address two engineering issues in developing this vest. First, we need to develop an electrode which can be incorporated into the vest to monitor the patient’s heart signal, thus replacing the use of leads and gels currently used in recording ECGs. Second, we need to design the vest in such a fashion that it not only holds the electrode against the body at the correct locations and in the proper manner, but it also can be adapted to fit patients with different heights, weights and physiques. At this point we have not ascertained whether we will be able to develop a workable vest that is not too bulky or otherwise impracticable to wear. We are also in the early stages of investigating the development of an improved electrode to be used with our system. Both the ECG patient vest and new ECG electrodes as presently conceptualized will require FDA approval or clearance. We have not to date determined the cost or timeframe to procure FDA approval or clearance.

As noted above, at this point we are currently in the early investigation stage relative to the development of the patient vest and enhanced electrodes, and have provided estimates as to costs of continuous research and timing of these programs in the section captioned “Plan of Operation” below. Notwithstanding the forgoing, we can give you no assurance that we will be successful in developing the patient vest or enhanced electrodes at all or within the timeframes or at the costs estimated, or in procuring FDA approval or clearance for these products, or in designing and engineering durable, reliable and competitively priced production versions of any of these products.

Monitoring Centers

As previously noted, our Model 100 Module will acquire physiological signals from a patient and transmit the signal data wirelessly to the PDA to be stored as a file on a flash card, which will be delivered to the cardiologist for download and analysis. In the longer term we intend to investigate the adaptation of our modules to continuously transmit data wirelessly over the Internet to a monitoring center. This will allow the cardiologist to access the patient record for analysis at anytime by simply logging into our secure server over the Internet, thereby avoiding the necessity of delivering the flash card. We are also currently in the early stages of conducting investigation and development work on software that could be used as part of a continuous preventive monitoring program using our monitoring center. The establishment of a monitoring center will enable us to receive a continuous stream of revenues from modules we sell. Several competitors currently offer monitoring services using a variety of transmission methods, such as the telephone and the Internet, so the introduction of our monitoring system would not be considered to be novel. We would either develop our own monitoring centers or acquire an ongoing monitoring business. In addition to obtaining FDA approval or clearance for our monitoring center and software, our server and network will also need to be compliant with the Health Insurance Portability and Accountability Act, which requires that we meet federally mandated requirements when handling patient data. We have not to date determined the cost or timeframe to develop procure FDA approval or clearance.

At this point we are currently in the early investigation stage relative to the creation of software to be used for a preventive monitoring program referenced above, and have provided estimates as to costs of continuous research and timing of the program in the section captioned “Plan of Operation” below. We do not anticipate that we will commence development activities with respect to the creation or acquisition of a monitoring system for a least one year, and do not currently have any firm estimates as to the cost to develop or the timing to introduce such a system. We can give you no assurance that we will be successful in developing the monitoring centers or software as discussed above at all or within the timeframes or at the costs estimated, or in procuring FDA approval or clearance for these products and services, or in competitively marketing these products and services.

Description of Signal Technologies

Our Model 100 Module will operate using the Signal Technologies. The Signal Technologies are a patented amplification technology originally developed by our Vice President and Chief Technology Officer, Dr. Budimir S. Drakulic, to address the electrical interference or “noise” issue. In an effort to explore ways to accurately and objectively monitor pilot performance, the United States Air Force desired to record a pilot’s neurological brain responses, consisting of tiny electrical impulses generated by the brain, to different tasks and stresses that occur in-flight using an electroencephalogram or EEG test. However, the Air Force found that the neurological signal monitoring equipment then available was not able to accurately monitor EEG in an electromagnetically-charged environment such as the cockpit of a fighter jet or a B-52 bomber. In 1992, Dr. Drakulic led a team from UCLA and the Veterans Administration in an effort to develop a device to resolve this problem. This effort resulted in the creation by Dr. Drakulic in 1994 of a first-generation amplifier that was successfully used by the Air Force to monitor pilot EEG signals. This early version amplifier is also currently used by the National Institute of Health as well as companies such as Titan Systems and Teledyne, Inc. for purposes of monitoring different physiological signals.

The Signal Technologies were originally acquired by ARC Finance Group from Dr. Drakulic and then by Recom from ARC Finance Group, based upon the belief of Dr. Drakulic and the principals of these companies that the capability of the technology to discriminate EEG signals, particularly in an electromagnetically-charged environment such as fighter aircraft cockpits, would have a similar application in discriminating ECG signals from ambient “noise.” Specifically, it was and continues to be believed by these persons that the Signal Technologies; as applied to the ECG market, would have the ability to amplify and discriminate the lower-amplitude electromagnetic physiological signals associated with those in the lower and upper portions of the full 0.05 to 150 Hz frequency range, thereby facilitating the ability to more clearly identify heart diseases in an ambulatory setting. In developing Recom’s initial ambulatory patient modules and overall heart monitor systems, and adopting the Signal Technologies for those modules and systems, Dr. Drakulic has since enhanced the signal processing technology such that Recom has filed three additional patents covering these enhancements. Since commercial models of our Model 100 System have not yet been commercially completed or tested, no assurance can be given that the Signal Technologies will perform as anticipated in the ECG setting.

EEG Products

We intend in the future to devote a portion of our development activities to electroencephalogram or EEG-related applications of our technology, for application in the detection of Alzheimer’s, Parkinson’s and other neurological diseases. As previously discussed above, earlier versions of our amplification technology are now used in EEG equipment used to measure neurological or brain responses. We believe the enhancements Dr. Drakulic has designed since for ECG purposes may have similar application for the EEG market. As discussed below in this annual report, this activity will not impact the Teledyne licensing agreement.

Competition

Our principal competitors in the ambulatory heart monitor market include CardioNet, Inc., which markets a 3-lead, ambulatory ECG monitor system claimed to record and wirelessly transmit physiological data by radiofrequency (RF) to a handheld PDA for subsequent modem or Internet transmission; Cardiac Telecom, Inc., which markets an ambulatory heart monitor system claimed to wirelessly transmit ECG data by way of a processor/phone-connected station; Raytel Medical, which markets an ambulatory heart monitor system claimed to transmit data by telephone; Mortara Instrument, which manufacturers and markets a 12-lead Holter ECG system; and Card Guard, which markets event recorders as well as operating monitoring centers through its two divisions in the United States, Instromedix and Lifewatch.

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

Market Size

Cardiovascular disease is the leading cause of death in the industrialized world. According to the American Heart Association’s “Heart Disease and Stroke Statistics-2004 Update”:

•	Heart disease and stroke, the principal components of cardiovascular disease, claim more lives in the United States each year than the next five leading causes of death combined;

•	Approximately 61,800,000 people in the United States suffer from one or more types of cardiovascular disease each year;

•	Approximately 950,000 lives were claimed by cardiovascular diseases in the United States in 1999;

•	Patients who have suffered heart attacks in the United States number 7.3 million, congestive heart failure 4.7 million, arrhythmia 2.0 million, and angina 6.4 million;

•	Approximately one-sixth of all people in the United States killed by cardiovascular disease are under the age of 65; and

•	In 2004 the estimated direct and indirect healthcare cost of cardiovascular disease in the United States will be $368.4 billion.

The Center for Disease Control has stated that, if all forms of major cardiovascular disease were eliminated, life expectancy would rise by almost seven years while, in comparison, if all forms of cancer were eliminated, the gain in life expectancy would only be three years.

Based upon the foregoing statistics, we believe that patients with any of these health problems would most likely, benefit from Recom’s heart monitoring technology and systems.

Marketing And Distribution Strategy

Our current plans are to market and distribute our ambulatory patient modules under our own label. We anticipate that we will delegate most sales, marketing and distribution activities for our patient modules to third party, medical-device marketing and distribution companies on a regional basis, while creating a small internal sales, marketing and distribution management staff to oversee these activities and to explore joint venture relationships. In the case of the resting and exercise heart monitoring systems we anticipate developing at some future date, we anticipate licensing our patient module designs and technologies to established medical device manufacturers and distributors, who will most likely, incorporate them into their own systems.

Manufacturing Capacity

To date we have fabricated our prototypes and proof of concept devices in-house and with engineering consultants. Our manufacturing strategy dictates that we will rely upon third party FDA-certified contract manufacturers or joint-venture partners both domestically and off-shore to satisfy production requirements when we are able to introduce our products to market. Most of the components of our products are standard parts which will be available from multiple supply sources at competitive prices. This, coupled with the significant start-up cost advantages associated with contractors, particularly off-shore contractors, should minimize production and product costs.

Research And Development

We currently conduct research and early stage development activities in-house and with engineering consultants. We retain title to all improvements or enhancements to our technology developed by or worked on by our engineering consultants under their contracts. Our research and development expenses for fiscal 2003 and 2002 were $497,631 and $67,500, respectively. None of these expenditures were borne by customers. We have budgeted $1,000,000 for research and development for fiscal 2004.

Regulatory Overview

FDA Regulations And Requirements

ECG heart monitor products are regulated in the United States by the Food and Drug Administration (the “FDA”) under the Medical Device Amendments of 1976 (the “Medical Device Act”), a section of the Federal Food, Drug & Cosmetic Act (the “FDC Act”). Under the Medical Device Act, medical devices are designated as Class I, II or III devices depending upon the level of control and review necessary to assure the safety and effectiveness of the device, which in turn is based upon the level of risk to the patient. ECG heart monitor products are classified as a Class II medical device, which cannot be sold in the United States unless the seller can first demonstrate or represent to the FDA pursuant to section 510(k) of the FDC Act, that the device is substantially equivalent to one or more similar devices currently on the U.S. market, referred to as “predicate” devices. To demonstrate substantial equivalency, the applicant must show that the new device (1) has the same intended use as the predicate device or devices; and (2), has either the same technological characteristics as the predicate device or devices, or has different technological characteristics that do not raise new questions of safety and effectiveness. A claim of substantial equivalence does not mean the new and predicate devices must be identical. Substantial equivalence is established with respect to intended use, design, energy used or delivered, materials, performance, safety, effectiveness, labeling, biocompatibility, standards and other applicable characteristics. Until the applicant receives clearance declaring a device substantially equivalent, it may not proceed to market the device within the United States.

The review period and FDA determination of substantial equivalence should be made within 90 days of submission of a 510(k) application, unless additional information or clarification or clinical studies are requested or required by the FDA. As a practical matter, the review process and FDA determination can take significantly longer than 90 days.

It should be noted that 510(k) clearance is a “grandfather” process. As such, 510(k) clearance does not imply that the safety, reliability and effectiveness of the medical device has been approved or validated by the FDA, but merely means that the medical device is determined to be substantially equivalent to a previously cleared commercially-related medical device.

As an alternative to the “traditional” 510(k) submission process, the FDA has also adopted an “abbreviated” or summary 510(k) submission process in cases where device-specific guidance documents or special controls have been established, or the FDA has recognized a relevant consensus standard, and the applicant certifies compliance or conformance with those documents, controls or standards. The applicant can procure abbreviated 510(k) clearance by either; (1) submitting a declaration that the applicant has in its files test data confirming that the medical device conforms to the consensus standard at the time of submission; or (2) submitting a statement that the medical device will conform to the consensus standard and that the applicant will have that supporting data in its files before marketing the device. Under either approach, the FDA reviewers will normally accept the declaration or statement without requesting the submission of information demonstrating conformity with the standard. In the case of ECG heart monitor products, the FDA has recognized the EC-38 Ambulatory Electrocardiograph, EC-11 Diagnostic ECG, and EC-13 Arrhythmia Detection and Alarm standards adopted by the American National Standards Institute or “ANSI” and the Association for the Advancement of Medical Instrumentation or “AAMI” as voluntary consensus standards for Class II 510(k) submission purposes.

Both domestic and foreign manufacturers and distributors of medical devices that intend to market those devices in the United States must register their establishments with the FDA and annually update the registration. Registration provides the FDA with the location of medical device manufacturing facilities and importers. In addition, all medical devices that are manufactured and imported into the United States must be listed with the FDA. Medical device listing is a means of keeping the FDA advised of the generic categories of devices an establishment is manufacturing and marketing.

Manufacturing facilities must undergo FDA inspections to assure compliance with good manufacturing practices or “GMPs” set forth under the quality system or “QS” regulation promulgated by the FDA. The quality system regulation provides a basic framework to ensure that manufacturers of finished medical devices intended for commercial distribution in the United States have in place a quality system for the design, manufacture, packaging, labeling, storage, installation and services of finished medical devices intended for commercial distribution in the United States. These regulations require that various specifications and controls be established for devices; that devices be designed under a quality system to meet these specifications; that devices be manufactured under a quality system; that finished devices meet these specifications; that devices be correctly installed, checked and serviced; that quality data be analyzed to identify and correct quality problems and that complaints be processed. Thus, the quality system regulation helps assure that medical devices are safe and effective for their intended use. The FDA monitors device problem data and inspects the operations and records of device developers and manufactures to determine compliance with the GMPs.

Medical devices sold in the United States must also conform to general labeling requirements adopted by the FDA stipulating the content and format of product information that must be provided with the device, including information relating to the manufacturer of, and the intended use of the device, as well as directions for use of the device.

Under Medical Device Reporting or “MDR” regulations established by the FDA, manufacturers, distributors and users of medical devices are required to report complaints of device malfunctions or incidents of serious injuries or deaths associated with medical devices to the FDA. The MDR regulations provide a “post-surveillance” mechanism for the FDA and manufacturers to identify, monitor and track significant adverse events involving medical devices for the purpose of detecting and correcting problems in a timely manner.

The FDA has established regulations governing the voluntary recall of medical devices by a manufacturer or importer should it be determined that the devices are defective, present a risk of injury, or are deceptive. Under the Medical Device Recall Authority regulation promulgated by the FDA, that agency also has the authority to order the involuntary recall of medical devices. Under the Medical Device Corrections And Removal regulations established by the FDA, manufacturers and importers are required to report to the FDA the occurrence of any correction or removal of a medical device where made to reduce a risk to health or a violation of the FDC Act.

The FDA has established regulations governing the import and export of medical devices. For a Class II medical device to be legally imported into the United States, it must meet FDA regulatory requirements. At this time, the FDA does not recognize regulatory approvals from other countries. Any Class II medical device may be legally exported from the United States without prior FDA notification or approval so long as it is in legal commercial distribution within the United States. Legal commercial distribution means that (1), the manufacturing establishment is registered with the FDA; (2) the device is listed with the FDA; (3) the sale of the device in the United States is authorized by either 510(k) notification or pre-market approval (PMA); (4) FDA labeling requirements are satisfied; and (5) the device is manufactured in accordance with GMP practices stipulated under the QS regulation. While the FDA does not place any restrictions on the export of these medical devices, certain countries may require written certification that a manufacturer or its devices are in compliance with U.S. law. In such instances the FDA will accommodate the exporter by providing a certificate of compliance called a Certificate for Foreign Government or “CFG”. If the medical device does not satisfying the foregoing requirements, it may be generally exported under two alternatives. First, if 510(k) clearance for the device is pending in the United States, it may be exported upon a showing that the device will reasonably obtain 510(k) clearance. In addition, the exporter must obtain a Certificate of Exportability from the FDA should the foreign country or consignee request assurance that the device complies with U.S. law. If the exporter does not intend to market the device in the United States, he may obtain a Certificate of Exportability to export the device based upon a showing that the device (1) complies with the laws of the foreign country; (2) meets the foreign purchaser’s specifications; (3) is labeled for export on the shipping carton; and (4) is not sold or offered for sale in domestic commerce.

The failure of the manufacturer, importer, distributor or user to meet any of the FDA requirements imposed on it under the FDC Act or administrative regulations adopted thereunder by the FDA, may subject it to civil money penalties, administrative remedies or legal remedies under that Act or regulations.

Other Regulations And Requirements

Our heart monitor products and systems must also conform to a number of performance, safety, environmental and regulatory standards, such as those relating to electromagnetic interference, electromagnetic susceptibility, shock and current leakage, and transmission frequency. These standards include the IEC60601-2-27 requirements for the safety of electrocardiograph devices; the IEC 60601-1-2 requirements for safety and electromagnetic compatibility; the UL2601-1 medical equipment general requirements for safety, and FCC regulations under part 15, subpart C, governing allowable frequency ranges for different types of transmission devices, including medical devices.

The server and network we will use in our monitoring station to collect heart data must comply with the Health Insurance Portability and Accountability Act, which requires that we meet federally mandated requirements when handling patient data.

Patents And Licenses

We hold patent number 5,678,559 issued by the United States Patent and Trademark Office for our core technology, the Recom amplification device. This patent, labeled “A Method and System of Recording Different Physiological Signal from a Human Body”, describes methods of discriminating different biomedical signals from ambient electromagnetic noise. This patent, which was assigned to us by ARC Finance Group as part of our acquisition of the Signal Technologies, was granted on October 21, 1997 and expires on October 21, 2014.

We also hold the following patent applications filed with the United States Patent and Trademark Office:

•	number 10/293,105 captioned “System for, and Method of, Acquiring Physiological Signals of a Patient” filed on November 13, 2002, which describes technical methods for processing and amplifying physiological signals;

•	number 10/611,696 captioned “Amplified System for Determining Parameters of a Patient” filed July 1, 2003; which describes methods of amplifying physiological signals while a patient is ambulatory without changing the characteristics of the signal; and

•	number 10/664,711 captioned “Apparatus for, and Method of, Determining the Characteristics of a Patient’s Heart” filed September 17, 2003, which describes the use of electrodes and amplifiers in a vest.

Dr. Drakulic is the inventor named in our core patent and in each of the above patent applications. We are currently waiting for initial comment from the United States Patent and Trademark Office on each of the above patent applications, which generally occurs between two and two and one-half years after submission based upon current Patent and Trademark Office staffing levels. We anticipate that it will take three to four years for the above patent applications to issue.

Also included in the Signal Technologies agreement was an assignment of a license agreement dated December 9, 1993 between Dr. Drakulic and Teledyne Electronic Technologies pursuant to which Dr. Drakulic granted Teledyne a limited license to manufacture and sell EEG monitor products based upon early version of the amplification technology. We do not expect to earn significant revenues from that license. To our knowledge Teledyne is not currently marketing any EEG devices using that early version of the amplification technology, and we do not anticipate that they will in the future market any such products due to technical advancements that they would be required to incorporate into the products. We believe that the incorporation of these advancements would effectively change the underlying product from that which was licensed. Based upon the foregoing, we do not believe the license will prevent Recom from competing in the broader market for EEG diagnostic products.

Competition

Because we do not yet have a saleable product, we have no competitive presence in the medical monitoring device market. When our heart monitor system is available for sale, we do not expect to establish a competitive presence in this market for several years, if at all. There are numerous suppliers of heart monitor products, all of which have established products and methods of distribution as well as more money. We may never be able to compete successfully in this or any other medical device market.

Costs And Effects Of Compliance With Environmental Laws

There are no special or unusual environmental laws or regulations that will require us to make material expenditures or that can be expected to materially impact on the operation of our business.

Subsidiaries

On October 21, 2003, we formed Memonitor, Inc., a Delaware corporation, to act as a vehicle for the prospective application of our technology for the treatment and monitoring of Alzheimer’s, Parkinson’s and related neurological diseases of the brain. To date, Memonitor has not commenced business activities.

Employees

We currently have seven full-time employees and engage the services of eight engineering, marketing and financial consultants on a part-time basis. None of our employees is represented by a labor union and we consider our relationships with our employees to be good.

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

PLAN OF OPERATION

Results of Operations

Prior to September 19, 2002 we were an inactive “shell” company with no revenues and minimal expenses. On September 19, 2002, we acquired the Signal Technologies and adopted a new business plan to develop that technology and began to hire employees in order to commence research and development activities. As a consequence of these activities, our net loss before preferred dividends increased from $211,954 in fiscal 2002; most of which occurred in the fourth quarter of that year, to $5,311,377 for fiscal 2003. Research and development expenditures increased from $67,500 in fiscal 2002 to $497,631 in fiscal 2003, reflecting the ramp-up of research and development activities. General and administrative expenses increased from $144,454 in 2002 to $4,813,746 for 2003, reflecting the ramp-up in overall operations. The primary components of general and administrative expenses for fiscal 2003 were investment banking fees ($1,339,691) general consulting fees ($1,218,342), and legal fees ($1,094,978). The principal component of general and administrative expenses for fiscal 2002 was $55,000 incurred in professional and other costs to maintain the company’s status as a public shell. We also incurred a preferred dividend of $1,953,170 in fiscal 2003, attributable to a combination of: (1), the value of the beneficial conversion feature of the preferred shares ($896,474), (2), the fair value of the warrants ($949,121), and (3), accrued dividends payable on the preferred shares ($107,575).

Plan of Operation

Our plan of operation for the twelve month period following the date of this annual report is to complete the development of our Model 100 Module in anticipation of introducing that product and system to market at the end of fiscal 2005, and to continue the investigation and potential development of our patient electrode vest and enhanced electrodes product ancillaries. We currently have budgeted $2,500,000 in costs for the twelve month period following the date of this annual report, including (1) $1,300,000 to cover our projected general and administrative expenses during this period; (2) $1,200,000 to cover our projected research and development, product testing and pre production engineering costs.

Described below are the company’s various research and development, testing and pre production engineering projects and activities that are currently in progress or which we anticipate will commence during the twelve month period following the date of this report. As noted below, we anticipate that several of these projects or activities will not be completed until after the twelve month period cited. Since the anticipated overall cost of each of these later-completed projects or activities cited below necessarily include costs anticipated to be incurred after the end of the twelve month period cited, please note that the aggregate costs for all of the projects and activities cited below exceed the $1,200,000 budgeted for research and development, product testing and pre production engineering costs for the twelve month period as stated above.

•	We need to complete the design and fabrication of a pre-production version of the Model 100 Module to assure compliance to all performance, safety, environmental and regulatory standards, including (1) all applicable performance, safety, environmental and regulatory standards, including (1) the consensual ANSI/AAMI EC-38 industry standards for ambulatory ECG devices, and (2) all relating to electromagnetic interference, electromagnetic susceptibility, shock and current leakage, transmission frequency and labeling. The estimated cost of these activities is approximately $500,000. We have targeted a January 2005 completion date.

•	Upon fabrication of a pre-production version of the Model 100 Module, it will need to be tested by an independent third-party testing company at the end of project in conjunction with the ancillary products to verify compliance to all performance, safety and regulatory standards before marketing commences as required by the FDA to assure substantial equivalency to the predicate heart monitor systems cited in our abbreviated 510(k) submission. The estimated cost of these activities is $30,000. We have targeted a January 2005 completion date.

•	Selection of an ECG analysis software system that we will recommend for use with our monitor systems will be required, as well as the necessary integration engineering to ensure that our Model 100 Module reliably and accurately produces signal data in a format compatible with that software. We anticipate we will spend approximately $250,000 to purchase the selected software packages, and an additional $20,000 to conduct the requisite integration engineering and testing activities. We anticipate we will identify and purchase the software and complete the integration engineering and testing activities by the end of the fourth quarter of 2004.

•	Upon the completion of fabrication and testing of the pre-production version of our Model 100 Module, we intend to execute test protocols for user preference testing and for performance data generation that will compare the performance, usability and aesthetic aspects of our Model 100 Monitoring System to competitive systems. We will then coordinate the writing of a number of technical papers relating to the effectiveness of our monitor system and publish the results in peer review journals. The papers will also be presented at technical conferences and/or published in peer-reviewed scientific and medical journals. We also intend to make arrangements with four or more hospitals, clinics or research institutions to evaluate our monitor system. Our anticipated budget for these activities is $200,000.

•	We also intend to conduct performance and user preference tests to determine the ease-of-use and convenience of our Model 100 Monitor System as measured against competitive systems. This testing will be conducted at our on-site laboratory facility. A minor expense of the testing plan will be the cost to acquire competitive devices. We have budgeted $28,000 for this phase.

•	We have budgeted $40,000 to purchase various items of equipment, including a treadmill and analysis system, in order to test the potential operation of our monitor system for exercise/stress applications.

•	We will also continue investigation and development work on advanced patient modules and ancillary system offerings in the electrode technology area. We have budgeted approximately $280,000 to conduct these research and development activities and expect to complete them by the last quarter of 2005.

•	We will also continue investigation and development work on our patient vest. We project that we will spend approximately $230,000 to conduct these development activities, and expect to complete them by the last quarter of 2005.

•	We will also continue investigation and development work on software that could be used to create a continuous preventive monitoring program. We project that we will spend approximately $200,000 on these activities, and expect to complete them by the second quarter of 2005.

Included in our anticipated general and administrative expenses for the twelve month period following the date of this annual report is $395,000 in marketing expenses. We intend during the twelve month period following the date of this annual report to expend a portion of our marketing budget on: (1) hiring three sales managers by the end of 2005 for the East Coast, Midwest, and South ($100,000); (2) exhibiting at various trade shows, including shows for the North American Society for Pacing and Electrophysiology, American College of Cardiology and American Heart Association to be held in 2005 ($30,000); (3) commencing an advertising program in cardiology journals in 2005 ($20,000); and (4) providing sample heart monitor systems to key cardiologists, hospitals and monitoring centers in early to mid-2005 ($15,000). The balance of the $395,000 will be spent on wages for current personnel ($160,000) and on miscellaneous marketing expense ($70,000).

We anticipate that we will convert one current consultant to an employee, and add four additional employees to our staff during the twelve month period following the date of this report, comprised of the three regional sales managers noted above and a chief financial officer.

We can give you no assurance that we will be successful in developing our modules, patient vest or enhanced electrodes at all or within the timeframes or at the costs estimated, or in procuring FDA approval or clearance for these products when necessary, or in designing and engineering durable, reliable and competitively priced production versions of any of these products.

Our anticipated costs and project completion dates described above are estimates based upon our current business plan. Our actual costs or actual project completion dates could vary materially from those estimated. We may also decide at any time to terminate our ongoing development plans with respect to ancillary products such as our patient vests, enhanced electrodes and proprietary software should we deem them to be impracticable or not be commercially viable. Further, change to our current business plan could also result, such as the acquisition of a new products or services or the decision to manufacture our own products, resulting in a change in our anticipated. See that portion of the section of this annual report captioned “Advisements” as it relates to forward looking statements. At present, no changes to our business plan are being considered, nor is it our plan to change our business plan.

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

We currently have approximately $3,100,000 of cash on hand, which we project will fund our projected product development and operating costs through  October 2005. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated. Once we commence marketing our patient modules as part of our monitor systems, we will nevertheless continue to be cash flow negative due to our costs exceeding our revenues for an indefinite period of time. In the interim, we will need to raise additional cash and working capital to cover any shortfall in our cash and working capital until such time, if at all, we become cash-flow positive. To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

Name	Grant Date	Common Shares Purchasable	Exercise Price	Expiration Date
Marvin H. Fink	2/6/2003	150,000(3)	$ 0.88	2/5/2008
	11/3/2003	28,000	$ 4.40	11/2/2008
	4/1/2004	2,000	$ 6.00	3/31/2009
Ellsworth Roston(1)	2/6/2003	150,000(3)	$ 0.88	2/5/2008
	11/3/2003	28,000	$ 4.40	11/2/2008
	4/1/2004	2,000	$ 6.00	3/31/2009
Dr. Robert Koblin	6/6/2003	50,000	$ 4.20	6/5/2008
	2/5/2004	28,000	$ 3.70	2/4/2009
	4/1/2004	4,000	$ 6.00	3/31/2009
Dr. Lowell T. Harmison(2)	6/6/2003	50,000	$ 4.20	6/5/2008
Jennifer Black	1/20/2004	50,000	$ 3.50	1/19/2009
	4/1/2004	2,000	$ 6.00	3/31/2009

(1)	Excludes 450,000 common share purchase warrants unrelated to the provision of services as a director which were granted to Mr. Roston as compensation for providing consulting services. See “Business-Employment And Consulting Agreements With Management”.
(2)	Excludes 216,000 common share purchase warrants unrelated to the provision of services as a director which were granted to Dr. Harmison as compensation for providing consulting services. See “Business-Employment And Consulting Agreements With Management”.
(3)	50,000 shares pre-split.

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

Employment And Consulting Agreements With Management

On October 11, 2002, Recom reached an agreement-in-principle with Mr. Marvin H. Fink to become our Chief Executive Officer and President and to issue him “restricted” common shares. Pursuant to that understanding, on October 12, 2002, we entered into a four-year employment agreement with Mr. Fink. The essential terms of the employment agreement are as follows:

•	Mr. Fink’s will receive an initial base salary of $1 per year. Following the one-year anniversary of the agreement, our board of directors may review and adjust the base salary in light of our company’s performance. Given the status of Recom’s development efforts, the board has not decided to increase Mr. Finks’s base salary under this provision to date.

•	Mr. Fink is entitled to a cash bonus for his second through fourth years of employment. The amount of the bonus is 10% of our after tax income exclusive of extraordinary expenses for the second year, and 15% of that amount for the third and fourth years. On May 10, 2004, Mr. Fink and Recom agreed to pay Mr. Fink 250,000 common shares upon Recom achieving $0.50 in fully-diluted earnings per share in lieu of the cash bonus, subject to approval by Recom’s full board of directors.

•	Mr. Fink is granted 2,100,000 “restricted” common shares (700,000 shares pre-split), to be earned over three years of continuous employment. These shares, which are held in escrow by the company pursuant to the terms of a restricted stock agreement until they are earned, vest in tranches of 1744,999 each at the end of the first eleven quarters of Mr. Fink’s employment, with the balance vesting at the end of the twelfth quarter. Mr. Fink is entitled to all dividends which may be declared with respect to these shares, even if not vested.

•	The agreement contains a “gross up” provision obligating us to make a cash payment to Mr. Fink to cover any taxes he may incur by reason of receiving any payment or distribution that would constitute an excess golden parachute payment under the federal tax laws. The gross up provision also applies to the 2,100,000 restricted common shares described above, however, Mr. Fink exercised his section 83(b) election under the Internal Revenue Code subjecting him to immediate taxation upon the receipt of the shares notwithstanding their future forfeitability, so our liability, if any, for any taxes imposed under that grant should be nominal.

•	Should our common shares be listed on any of the NYSE, AMEX or Nasdaq national stock exchanges or markets, Mr. Fink would be entitled, if then still employed by us, to an additional grant of 600,000 common shares (200,000 shares pre-split).

•	In the event of a change in control (as that term is defined in the employment agreement), Mr. Fink would be entitled, if then still employed by us, to an additional grant of common shares having a market value of $5,000,000, but not to exceed 600,000 common shares (200,000 shares pre-split) in total.

•	Mr. Fink is entitled to a number of employee benefits under the agreement, including a $1,200 per month automobile allowance, individual medical plan reimbursement of up to $2,000 per month, and the right to participate in all benefit plans established for company employees or executives, including medical, hospitalization, dental, long-term care and life insurance programs.

The employment agreement provides for early termination in the case of Mr. Fink’s death or disability, Mr. Fink’s termination by Recom for “cause” as that term is defined in the agreement; Mr. Fink’s termination of employment for “good reason” as that term is defined in the agreement, a “change in ownership” as that term is defined in the agreement, or sixty days’ prior notice by Mr. Fink. In the event of an early termination of the agreement for any reason, all compensation and benefits under the agreement will terminate and the unvested portion of the 2,100,000 restricted common share grant shall be deemed forfeit as of the effective termination date, with the following exceptions:

•	if the agreement is terminated during years two through four due to Mr. Fink’s disability, termination by Mr. Fink for good reason; Recom’s termination of Mr. Fink without cause, or a change in ownership, Mr. Fink will nevertheless be entitled to a pro rata portion (based upon the actual number of days of employment) of the cash bonus based on our after-tax income that he would have otherwise received for the year of termination had he remained employed until the end of that year;

•	if the agreement is terminated due to Mr. Fink’s death, disability, termination by Mr. Fink for good reason; Recom’s termination of Mr. Fink without cause, or a change in ownership, the unvested portion of the 2,100,000 restricted common share grant to Mr. Fink will become fully vested and the shares released from escrow; and

•	Mr. Fink and his family will be entitled to an additional three years’ medical, hospitalization, dental, long-term care and life insurance coverage if the agreement is terminated by Mr. Fink for good reason or terminated by Recom’s termination without cause, and an additional one years’ coverage if the agreement is terminated due to Mr. Fink’s disability.

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

On October 11, 2002, Recom reached an agreement-in-principle with Dr. Budimir Drakulic to become our Vice President and Chief Technology Officer on a consulting basis through his consulting companies. Pursuant to that understanding, on October 15, 2002, we entered into a loan-out agreement with B World Technologies, Inc. and B Technologies, Inc. relative to the provision of Dr. Drakulic’s services, which formally commenced as of that date. Dr. Drakulic is the president and owner of these companies. The essential terms of the loan-out agreement are as follows:

•	The agreement provides for a ten-year initial term. After the initial term, the agreement renews automatically for successive one year terms, unless either party delivers 90-days’ written notice to the other of their intent not to renew.

•	Dr. Drakulic’s services are provided on a mutually-acceptable part-time basis.

•	Recom is obligated to pay B Technologies a $10,000 bonus upon execution, and a monthly service fee of $15,000 thereafter.

•	B World Technologies was granted 600,000 “restricted” common shares (200,000 shares pre-split), to be earned over five years of continuous provision of services by Dr. Drakulic. These shares, which will be held in escrow with the company pursuant to the terms of a restricted stock agreement until they are earned, vest at the rate of 30,000 shares per quarter with the first 30,000 shares vesting on January 15, 2003. B World Technologies is entitled to all dividends which may be declared with respect to these shares, even if not vested.

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

Dr. Lowell T. Harmison, one of our directors, provides consulting services to Recom under a three-year agreement dated February 14, 2003. Under this agreement, Dr. Harmison provides advice to us in the areas of technological support and strategy, product development, medical and scientific advisory board development, and FDA regulation. The compensatory terms of the agreement are as follows:

•	Recom is obligated to pay Dr. Harmison $36,000 per year over the term of the agreement, payable quarterly.

•	Dr. Harmison was entitled to receive upon execution of the agreement an initial grant of options entitling him to purchase 108,000 common shares (36,000 shares pre-split) at $0.97 per share, exercisable over five years.

•	Dr. Harmison was further entitled to receive upon execution of the agreement an additional grant of options entitling him to purchase 108,000 common shares (36,000 shares pre-split) at $0.97 per share, vesting in increments of 9,000 common shares each upon the first through twelfth quarterly anniversary dates of the agreement based upon his provision of services. These options are exercisable for a period of five years following vesting.

•	Dr. Harmison is entitled to receive grants of common share purchase options in tranches of 20,000 shares per milestone for assisting Recom in attaining various milestones determined by our board of directors, including the preparation and filing with the FDA of a 510(k) application for our product as it relates to its incorporation into a vest, approval of that application by the FDA, and market launch of that product.

•	Dr. Harmison is entitled to receive a grant of 20,000 common shares in the event of a “change in control” as that term is defined in the agreement.

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
									Long Term Compensation

		Annual Compensation (1)							Awards	Payouts

									Securities	Long	All
Named Executive									Underlying	Term	Other
Officer and Principal							Restricted		Options	Incentive	Comp-
Position	Year	Salary		Bonus	Other		Stock		& SARs	Plan	ensation

Marvin H. Fink (2)	2003	$1	(5)	$-	$19,598	(8)	$-		178,000	$-	$-
Chief Executive Officer	2002	1		-	-		14,284	(9)	-	-	-
	2001	-		-	-		-		-	-	-
Dr. Budimir Drakulic (3)	2003	$180,000	(6)	$-	$-		$-		750,000	$-	$-
Vice President and Chief	2002	45,000	(6)	-	-		3,987	(10)	-	-	-
Technology Officer	2001	-		-	-		-		-	-	-

Charles Dargan (4)	2003	$7,500	(7)	$-	$-		$-		-	$-	$-
Interim Chief Financial	2002	-		-	-		-		-	-	-
Officer	2001	-		-	-		-		-	-	-

(1)	Includes, among other things, perquisites and other personal benefits, securities or property which exceed in the aggregate the lesser of either $50,000 or 10% of the total annual salary and bonus reported for that fiscal year.
(2)	Mr. Fink has served as our Chief Executive Officer since October 12, 2002.
(3)	Dr. Drakulic has served as our Vice President and Chief Technology Officer since October 15, 2002.
(4)	Mr. Dargan has served as our interim Chief Financial Officer since December 18, 2003 on a leased basis through CFO 911, an agency that specializes in providing financial management personnel to businesses on a temporary basis.
(5)	Recom has recorded a non-cash accounting expense in the amount of $80,000 to reflect the value of Mr. Fink’s services.
(6)	These amounts were paid in consulting payments to B Technologies in connection with its provision of Dr. Drakulic’s services.
(7)	Amounts paid to CFO 911 in December 2003.
(8)	Includes $14,400 in automobile allowance payments and $5,598 in premiums payable on health insurance.
(9)	Reflects the value of an award to Mr. Fink of 2,100,000 restricted common shares (700,000 shares pre-split) in conjunction with the execution of his employment agreement dated October 12, 2002. The value cited is based upon the closing price for on common shares as of the date of the employment agreement. As of December 31, 2003, all 2,100,000 restricted common shares remained outstanding. The value of those shares as of that date was $7,875,000 based upon the $3.75 closing price for our common shares as quoted on the OTCBB for December 31, 2003.
(10)	Reflects the value of an award to B. World Technologies of 600,000 restricted common shares (200,000 shares pre-split) in conjunction with the execution of a loan-out agreement dated October 12, 2002 by which it provided the services of Dr. Drakulic to Recom. The value cited is based upon the closing price for on common shares as of the date of the loan-out agreement. As of December 31, 2003, all 600,000 restricted common shares remained outstanding. The value of those shares as of that date was $2,250,000 based upon the $3.75 closing price for our common shares as quoted on the OTCBB for December 31, 2003.

Stock Options And Stock Appreciation Rights Grant Table

The following table provides certain information with respect to individual grants during the 2003 fiscal year to each of our named executive officers of common share purchase options or stock appreciation rights relating to our common shares:

	Common Shares	As Percentage	Exercise	FMV
	Underlying	Of Grants To	Or	At
	Grant Of	All	Base	Grant
Name	Options Or SARs	Employees(1)	Price	Date	Expiration Date

Marvin H. Fink	150,000 (2)	7.1%	$0.88 (2)	$0.88	February 5, 2008
Dr. Budimir S. Drakulic	750,000 (3)	12.0%	$0.95 (3)	$0.95	March 9, 2008
Marvin H. Fink	28,000	1.3%	$4.40	$4.40	November 2, 2008
Charles Dargan	-	-	-	-	-

(1)	The numerator in calculating this percentage includes common share purchase options granted to each named executive officer in fiscal 2003 in his capacity as an officer (employee) and, if applicable, as a director. The denominator in calculating this percentage is 2,088,000, which represents options granted to all Recom employees during fiscal 2003, including those to the named executive officers.
(2)	50,000 shares pre-split exercisable at $2.64 per share.
(3)	250,000 shares pre-split exercisable at $2.76 per share.

Stock Options And Stock Appreciation Rights Exercise And Valuation Table

The following table provides certain information with respect to each of our named executive officers concerning any common share purchase options or stock appreciation rights they may have exercised in fiscal 2003, and the number and value of any unexercised common share purchase options or stock appreciation rights they may hold as of December 31, 2003:

Unexercised In-The-Money Options and
SARs at December 31, 2003

	Shares		Number	Value (2)
	Acquired	Value	(Exercisable/	(Exercisable/
Named Executive Officer	On Exercise	Realized (1)	Unexercisable)	Unexercisable)

Marvin H. Fink	-	-	150,000 / 0	$430,500 / $0
Dr. Budimir S. Drakulic	-	-	187,500 / 562,500	$530,625 / $1,591,875
Charles Dargan	-	-	- / -	- / -
(1)	The dollar amount shown represents the difference between the fair market value of our common stock underlying the options as of the date of exercise and the option exercise price.
(2)	The dollar value provided represents the cumulative difference in the fair market value of our common stock underlying all in-the-money options as of December 31, 2003 and the exercise prices for those options. Options are considered “in-the-money” if the fair market value of the underlying common shares as of the last trading day in fiscal 2003 exceeds the exercise price of those options. The fair market value of Recom common shares for purposes of this calculation is $3.75, based upon the closing price for our common shares as quoted on the OTCBB on December 31, 2003.

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

	Class Of Stock(1)

	Common (Voting)			Series ’A’ Preferred (2) (Voting)

Name	Amount		%	Amount	%

Marvin H. Fink (3)(4)(5)	2,264,500	(7)	6.8%	0	-

Dr. Budimir S. Drakulic (4)	834,375	(8)	2.5%	0	-

Charles Dargan (4)	0		-	0	-

Ellsworth Roston (3)	910,750	(9)	2.7%	0	-

Dr. Robert Koblin (3)	158,000	(10)	*	0	-

Dr. Lowell T. Harmison (3)	272,793	(11)	*	0	-

Jennifer Black (3)	50,500	(12)	*	0	-

Tracey Hampton / ARC Finance Group, LLC (5)(6)	22,950,000	(13)	69.6%	0	-

Morgan Witt Alliance	0		-	316,673	19%

Directors and executive officers, as a group	4,494,918	(14)	13.0%	0	-

*	Less than one percent.
(1)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrant or conversion of UGC series ‘A’ preferred shares. The number of outstanding shares of our common and series ’A’ preferred shares as of the April 30, 2004 are 33,345,262 and 1,661,305 shares, respectively.
(2)	Each series ’A’ preferred share is convertible into one common share.
(3)	Director.
(4)	Executive officer.
(5)	5% shareholder.
(6)	The address of Ms. Hampton and ARC Finance Group LLC is 23679 Calabasas Road, Suite 754, Calabasas, CA 91302.
(7)	Includes 2,100,000 common shares held by the Fink Family Trust, and 164,500 common shares issuable upon exercise of options granted to Mr. Fink in his capacity as a director.
(8)	Includes 600,000 common shares held by B World Technologies, Inc. and 234,375 common shares issuable upon exercise of options granted to B World Technologies in connection with services performed by Dr. Drakulic. Both B World Technologies and B Technologies are owned and controlled by Dr. Drakulic.
(9)	Includes 296,250 common shares held by Roston Enterprises, 450,000 common shares issuable upon exercise of warrants granted to Mr. Roston in his capacity as a consultant, and 164,500 common shares issuable upon exercise of options granted to Mr. Roston in his capacity as a director.
(10)	Includes 158,000 common shares issuable upon exercise of options granted to Dr. Koblin in his capacity as a director.
(11)	Includes 216,000 common shares issuable upon exercise of warrants granted to Dr. Harmison in his capacity as a consultant, and 50,000 common shares issuable upon exercise of options granted to Dr. Harmison in his capacity as a director.
(12)	Includes 50,500 common shares issuable upon exercise of options granted to Ms. Black in her capacity as a director.
(13)	Includes 22,950,000 common shares held by ARC Finance Group, Inc. ARC Finance Group is owned and controlled by Ms. Hampton.
(14)	Includes 1,487,875 common shares issuable upon exercise of common share purchase options and warrants.

TRANSACTIONS AND BUSINESS RELATIONSHIPS WITH
MANAGEMENT AND PRINCIPAL SHAREHOLDERS

Transactions With Executive Officers, Directors And Shareholders

Summarized below are certain transactions and business relationships between Recom and persons who are or were an executive officer, director or holder of more than five percent of any class of our securities since January 1, 2002:

•	On September 19, 2002, as part of the agreements leading to and facilitating the acquisition of the Signal Technologies from ARC Finance Group, Mr. Sim Farar, our president and principal shareholder at that time, invested $125,000 into the company as working capital in exchange for a warrant entitling him to purchase 600,000 common shares (200,000 shares pre-split) at approximately $0.21 per share.

•	On October 12, 2002 we entered into a four-year employment agreement with Mr. Marvin H. Fink pursuant to which, among other things, we employed Mr. Fink as our Chief Executive Officer and Chairman of the Board, and granted to Mr. Fink 2,100,000 “restricted” common shares (700,000 shares pre-split) as compensation for those services. For a description of the full terms of that agreement see that section of this annual report captioned “Management—Employment And Consulting Agreements With Management”.

•	On October 15, 2002 we entered into a ten-year loan-out agreement with Dr. Budimir S. Drakulic and his two companies, B. World Technologies and B Technologies pursuant to which, among other things, we engaged the services of Dr. Drakulic as our Vice President and Chief Technology Officer, and granted B World Technologies 600,000 “restricted” common shares (200,000 shares pre-split) as compensation for those services. For a description of the full terms of that agreement see that section of this annual report captioned “Management—Employment And Consulting Agreements With Management”.

•	On October 11, 2002, we reached an agreement-in-principle with Dr. Budimir Drakulic to become our Vice President and Chief Technology Officer on a consulting basis through his consulting companies. In conjunction with that understanding, we also reached an agreement-in-principle with Dr. Drakulic to offer to sell our common shares to certain individuals with potential claims against Dr. Drakulic relating to termination of a prior license of the Signal Technologies to a company in which those claimants had invested. While we did not believe that these claims had legal basis, we nevertheless agreed to assist Dr. Drakulic in the settlement in order to ensure that Dr. Drakulic’s time, effort and focus in developing the technology was not unduly disrupted by litigation, and to otherwise ensure that our rights in the Signal Technologies were protected should that be a matter of concern to any of our investors. Pursuant to this understanding, on October 22, 2002, we sold 564,810 common shares (188,270 shares pre-split) to eleven of those individuals (Bernard Carmeol, William London, Walter M. Sawyer, Stephen Verchick, Belle Zwerdling, Steve Neuberger, Tom Byers, Baron St. John, Thomas Mozjesik, Jeffrey H. Sawyer and Robert M. Cherry), and issued a five-year warrant to purchase 375,000 common shares (125,000 shares pre-split) for $0.007 per share to one of those individuals (Stephen Verchick), in consideration of their cash investment of $17,786. We further agreed that should we raise more than $2 million in certain offerings, to pay 4% of the proceeds of those offerings to those individuals up to the amount of $480,350. We have since entered into agreements with ten of those investors releasing Recom from the obligation to pay $380,350 of the $480,350, and are currently in discussion with the last of those individuals, Mr. Verchick, to release the remaining liability of $100,000, including $35,203 to which he would be entitled under our private placement in the amount of $5,378,750 facilitated through Maxim Group LLC.

•	On November 1, 2002, we entered into a two-year consulting agreement with Mr. Ellsworth Roston, who then became one of our directors pursuant to that agreement. Under the terms of that agreement, we granted to Mr. Roston, among other things, Roston 225,000 “restricted” common shares (75,000 shares pre-split) and five-year warrants to purchase an additional 450,000 common shares (150,000 shares pre-split) at $1.67 per share. For a description of the full terms of that agreement see that section of this annual report captioned “Management—Employment And Consulting Agreements With Management”.

•	In compensation for his consulting services, we granted to Mr. Roston 225,000 “restricted” common shares (75,000 shares pre-split) and five-year warrants to purchase an additional 450,000 common shares (150,000 shares pre-split) at $1.67 per share.

•	On February 14, 2003, we entered into a three-year consulting agreement with Dr. Lowell T. Harmison, who later became one of our directors. Under the terms of that agreement, we granted to Dr. Harmison, among other things, (1) fully vested options entitling him to purchase 108,000 common shares (36,000 shares pre-split) at $0.97 per share, and (2) options entitling him to purchase an additional 108,000 common shares (36,000 shares pre-split) at $0.97 per share subject to vesting over twelve quarters. All of the aforesaid options are exercisable over five years after vesting. For a description of the full terms of that agreement see that section of this annual report captioned “Management—Employment And Consulting Agreements With Management”.

•	On April 8, 2003, we sold to Mr. Mitchell Stein 112,812 common shares (37,604 shares pre-split) for $100,000 in cash and $150,000 in expenses and equipment. Mr. Stein is the spouse of Ms. Tracey Hampton, who owns and controls ARC Finance Group, LLC, which owns approximately 69.6% of our outstanding common shares.

•	On May 15, 2003, we sold to Mr. Mitchell Stein 16,000 units at $3 per unit for cash amounting to $48,000. Each unit consisted of one common share and one warrant. Each warrant is exercisable at $3 until May 14, 2004. Upon exercise of the warrants, Mr. Stein will receive one common share and an additional warrant to purchase one common share $6 per share until November 15, 2004. The sale of units to Mr. Stein was part of a larger private placement on the same terms and conditions with two other investors.

•	On July 24, 2003, we sold to Mr. Mitchell Stein 30,030 units at $3.33 per unit for cash amounting to $100,000. Each unit consisted of one common share and one warrant. Each warrant is exercisable at $3.33 until July 14, 2004. Upon exercise of the warrants, Mr. Stein will receive one common share and an additional warrant to purchase one common share at $6.66 per share until November 15, 2004. The sale of units to Mr. Stein was part of a larger private placement on the same terms and conditions with three other investors.

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

EQUITY COMPENSATION PLANS

Summary Equity Compensation Plan Data

The following table sets forth information compiled on an aggregate basis, with respect to equity compensation plans, including individual compensation arrangements as of December 31, 2003 under which we are granted or are authorized to issue equity securities to employees or non-employees in exchange for consideration in the form of goods or services:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants Or Rights		Weighted- Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	)
Equity compensation plans approved by shareholders: Recom Managed Systems, Inc. 2002 Stock Plan	2,149,000		$1.21	3,851,000
Equity compensation plans not approved by shareholders: Recom Managed Systems, Inc. 2003 Nonqualified Stock Option And Stock Plan Stand-alone grants	— 537,000	$ $	— 2.12	1,187,273 —
Total	2,686,000		$1.39	5,038,273

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

We have incurred cumulative net losses after preferred dividends available to common shareholders in the amount of $7,264,547 from our inception through December 31, 2003. We have no commercial product sales or revenues to date, and do not anticipate that we will commence commercial sales of our heart monitoring products until the end of fiscal 2005. Once we commence marketing our heart monitoring products, we project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs revenues for an indefinite period of time. We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive when our products are initially introduced to markets, due to the significant costs associated with the development and marketing of our products and services.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

We have approximately $3,100,000 of cash on hand as of April 30, 2004, which we project will fund our anticipated costs through October 2005, although this coverage could be less than that period as the result of changes in our anticipated level of operations, higher than expected costs such as through an acquisition of new products, or changes in our business plans. As noted in the prior risk factor, we do not anticipate that we will commence commercial sales of our heart monitoring products until the end of fiscal 2005, and further anticipate that after such introduction we will continue to be cash flow negative due to our costs exceeding our revenues for an indefinite period of time. Based upon the foregoing, we will need to raise additional cash and working capital to cover an expected shortfall in our cash and working capital until such time, if any, as we become cash-flow positive. We currently do not have any binding commitments for, or readily available sources of, additional financing. Should we determine it to be necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

Our products are highly regulated. We will not be able to introduce our products to market if we cannot obtain the necessary regulatory approvals. If we are unable to obtain regulatory approvals for our products in selected key markets at all or in a timely manner, we will not be able to grow as quickly as expected, and the loss of anticipated revenues will also reduce our ability to fully fund our operations and to otherwise execute our business plan. Our failure to receive the regulatory approvals in the United States would likely cause us to go out of business.

The manufacture, sale, promotion and marketing of our heart monitoring products and other products we intend to develop are subject to regulation by the FDA and similar government regulatory bodies in other countries. As we develop or obtain new products we will be required to determine what regulatory requirements, if any, we must comply with in order to market and sell our products in the United States and worldwide. The process of obtaining regulatory approval could take years and be very costly, if approval can be obtained at all. If we fail to comply with these requirements, we could be subjected to enforcement actions such as an injunction to stop us from marketing the product at issue or a possible seizure of our assets. We intend to work diligently to assure compliance with all applicable regulations that impact our business. We can give you no assurance, however, that we will be able to obtain regulatory approval for all of our products. We also cannot assure you that additional regulations will not be enacted in the future that would be costly or difficult to satisfy.

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

Many of our customers will rely upon third party reimbursements from third party payors to cover all or a portion of the cost of our products. If third party payors do not provide reimbursement for our products, we will not be able to grow as quickly as expected, and the loss of anticipated revenues will also reduce our ability to fully fund our operations and to otherwise execute our business plan.

We intend to sell our heart monitoring products to individual patients and doctors, hospitals and clinics who will seek reimbursement from various third party payers, including government health programs, private health insurance plans, managed care organizations and other similar programs. We can give you no assurance that reimbursement will be available from third party payers at all, or for more than a nominal portion of the cost of our products.

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

We intend to rely upon the third-party FDA-approved manufacturers or suppliers to manufacture our heart monitoring products. Should these manufacturers fail to perform as expected, we will need to develop or procure other manufacturing sources, which would cause delays or interruptions in our product supply and result in the loss of significant sales and customers.

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

Our inability to protect our intellectual property rights could allow competitors to use our property rights and technologies in competition against our company, which would reduce our sales. In such an event we would not be able to grow as quickly as expected, and the loss of anticipated revenues will also reduce our ability to fully fund our operations and to otherwise execute our business plan.

We rely on a combination of patent, patent pending, copyright, trademark and trade secret laws, proprietary rights agreements and non-disclosure agreements to protect our intellectual properties. We cannot give you any assurance that these measures will prove to be effective in protecting our intellectual properties. We also cannot give you any assurance that our existing patents will not be invalidated, that any patents that we currently or prospectively apply for will be granted, or that any of these patents will ultimately provide significant commercial benefits. Further, competing companies may circumvent any patents that we may hold by developing products which closely emulate but do not infringe our patents. While we intend to seek patent protection for our products in selected foreign countries, those patents may not receive the same degree of protection as they would in the United States. We can give you no assurance that we will be able to successfully defend our patents and proprietary rights in any action we may file for patent infringement. Similarly, we can give you any assurance that we will not be required to defend against litigation involving the patents or proprietary rights of others, or that we will be able to obtain licenses for these rights. Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, we have relatively few common shares outstanding in the “public float” since most of our shares are held by a small number of shareholders. In addition, as noted above, our common shares are sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without a material reduction in share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of revenues or profits to date, and uncertainty of future market acceptance for our products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Additionally, in the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 common and 10,000,000 “blank check” preferred shares. After taking into consideration our outstanding common and preferred shares as of April 30, 2004, 2004, we will be entitled to issue up to 66,654,468 additional common shares and 8,228,694 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

•	On February 5, 2003, pursuant to a director’s compensation plan adopted by our board of directors on that date, we issued to each of our five directors as of that date, including Messrs. Fink and Roston and Dr. Robert Koblin, options to purchase 150,000 common shares at $0.88 per share (50,000 shares at $2.65 per share pre-split) under our 2002 Stock Plan. The options are fully vested and lapse, if unexercised, on February 4, 2008. For further information relating to these transactions, see that section of the annual report captioned “Management—Board Compensation”.

•	On March 10, 2003, we issued to Dr. Budimir S. Drakulic, our Vice President and Chief Technology Officer, options to purchase 750,000 common shares at $0.95 per share (250,000 shares at $2.76 per share pre-split) under our 2002 Stock Plan. The options vest over a period of four years, and lapse if unexercised on March 9, 2008.

•	On March 10, 2003, we issued to Mr. Charles McGill options to purchase 900,000 common shares at $0.95 per share (300,000 common shares at $2.85 per share (900,000 shares at $0.95 per share pre-split). These options were issued as an inducement for Mr. McGill to become our Chief Financial Officer pursuant to an employment agreement entered into on that same date. The options were to vest over a period of three years, and lapse if unexercised on March 24, 2008. Mr. McGill retired in November 2003, at which time 150,000 options vested and the balance lapsed.

•	On March 10, 2003, we issued warrants to purchase 900,000 restricted common shares post-split at $0.50 per share (300,000 shares at $1.50 per share pre-split). The warrants, which are held by Crown Reef for its provision of strategic planning, marketing and business advisory consulting services, lapse if not exercised by March 9, 2008. We valued the grant at $450,000.

•	On April 8, 2003, we sold to Mr. Mitchell Stein 112,812 common shares (37,604 shares pre-split) for $100,000 in cash and $150,000 in expenses and equipment.

•	On April 15, 2003, we issued to Brookstreet Securities Corporation warrants to purchase 200,000 common pursuant to an investment banking agreement. The warrants are exercisable in four tranches of 50,000 common shares each. The first tranche was fully vested upon grant and exercisable at $1.25 per share. The second tranche vested 90 days after issuance with an exercise price of $2.25 per share. The third tranche vested 180 days after issuance with an exercise price of $3.25 per share. The fourth tranche vested 270 days after issuance with an exercise price of $4.25 per share. We valued the grant at $550,000.

•	On May 15, 2003, we completed the first tranche of a private placement pursuant to which we sold 82,667 units to Mr. Mitchell Stein, SJ Investments and Ms. Norma Provencio at $3 per unit for cash amounting to $248,000. Each unit consisted of one common share and one warrant. Each warrant is exercisable at $3 until May 14, 2004. Upon exercise of the warrants each investor will receive one common share and an additional warrant to purchase one common share $6 per share until November 15, 2004.

•	On June 5, 2003, we issued to Dr. Lowell T. Harmison, in his capacity as a director, options to purchase 50,000 common shares at $4.20 per share under our 2002 Stock Plan. These options are fully vested, and lapse if unexercised on June 5 2008. For further information relating to this transaction, see that section of the annual report captioned “Management—Board Compensation”.

•	On July 17, 2003, we issued to Maxim Group, LLC warrants to purchase 100,000 common shares at $4.62 per share pursuant to an investment banking agreement. The warrants lapse if unexercised on July 16, 2008. We valued the grant at $492,000.

•	On July 24, 2003, we completed the second tranche of a private placement pursuant to which we sold 75,075 units to Messrs. Mitchell Stein, Jerry L. Page and Mark M Giardiano and to Ashton Reed & Company, Inc. at $3.33 per unit for cash amounting to $250,000. Each unit consisted of one common share and one warrant. Each warrant is exercisable at $3.33 until July 14, 2004. Upon exercise of the warrants each investor will receive one common share and an additional warrant to purchase one common share at $6.66 per share until November 15, 2004.

•	On October 2, 2003, we completed a private placement through Maxim Group LLC pursuant to which we sold 53.7875 units to 100 investors at a price of $100,000 per unit, for gross proceeds of $5,378,750. The net proceeds of this offering, after expenses, was $4,805,965. Each unit sold consisted of 33,334 series ’A’ preferred shares and 16,667 class ’C’ warrants. In total, we issued 1,792,976 series ’A’ preferred shares and 896,488 class ’C’ warrants. Each series ’A’ preferred share is convertible into one common share. Each warrant is exercisable at $3.75 for a period of four years.

•	Under the terms of our agreement with Maxim Group, we were obligated to pay Maxim Group $537,875, representing an 8% commission and a 2% non-accountable expense allowance. In addition, we are obligated to issue to Maxim an agent’s warrant entitling it to purchase a number of units equal to 10% of the total units sold in this offering. Maxim has the right under the agent’s warrant to purchase at total of 179,292 units at the price of $3.60 per unit, each unit comprised on one series ’A’ preferred share and one-half of a class C warrant. The agent’s warrant expires in five years to the extent unexercised.

•	On November 3, 2003, we issued to Messrs. Fink and Roston, in their capacity as directors, options entitling each of them to purchase 28,000 common shares at $4.40 per share pursuant to our director’s compensation plan. The options vest quarterly over a period of one year, and lapse if unexercised on November 2, 2008. For further information relating to these transactions, see that section of the annual report captioned “Management—Board Compensation”.

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

•	On February 14, 2003 we issued to Dr. Lowell Harmison (1) fully vested options entitling him to purchase 108,000 common shares at $0.97 per share (36,000 shares $2.91 per share pre-split), and (2) options entitling him to purchase an purchase an additional 108,000 common shares at $0.97 per share (36,000 shares $2.91 per share pre-split) to vest over twelve quarters. These options were issued as an inducement for Dr. Harmison to provide consulting services pursuant to a consulting agreement entered into on that same date. For further information relating to this transaction, see that section of the annual report captioned “Management—Employment And Consulting Agreements With Management”.

•	On March 10, 2003, we issued to an employee options to purchase 240,000 common shares at $0.95 per share (80,000 shares at $2.76 per share pre-split) under our 2002 Stock Plan. The options vest over a period of four years, and lapse if unexercised on March 9, 2008.

•	On March 10, 2003, we issued to Mr. Rowland Perkins, in connection with the provision of consulting services relating to identifying prospective directors, warrants to purchase 21,000 common shares at $0.81 per share (7,000 shares at $2.43 per share pre-split). The warrants were fully vested, and lapse if unexercised on March 9, 2008. We valued the grant at $17,010.

•	On April 15, 2003, we issued to an employee options to purchase 10,000 common shares at $2.85 per share under our 2002 Stock Plan. The options vest over a period of four years, and lapse if unexercised on April 14, 2010.

•	On June 2, 2003, we issued to Dr. Michael Laks, as compensation providing medical advisory and technical consulting services, options to purchase 108,000 common shares at $2.40 per share under our 2002 Stock Plan. The options vest over a period of four years, and lapse if unexercised on June 4, 2008. We valued the grant at $259,200.

•	On July 29, 2003, we issued to an employee options to purchase 10,000 common shares at $3.19 per share under our 2002 Stock Plan. The options vest over a period of five years, and lapse if unexercised on July 28, 2008.

•	On August 5, 2003, we issued to two shareholders, Messrs. John Epperson Jr. and Jack Lee, warrants entitling them to purchase 23,501 common shares at $3.29 per share pursuant to a voluntary partial trading restriction (lock-up) agreement entered into with each of those shareholders on that date. These warrants lapse on August 4, 2008 to the extent not exercised by the first shareholder, and February 4, 2005 to the extent not exercised by the second shareholder. We valued the grant at $77,318.

•	On September 23, 2003, we issued to a current shareholder, Mr. Aaron Grunfield, warrants to purchase 18,000 common shares at $5.29 per share pursuant to a voluntary partial trading restriction (lock-up) agreement with that shareholder entered into on that same date. These warrants lapse on March 22, 2005 to the extent not exercised. We valued the grant at $95,220.

•	On September 25, 2003, we issued to Mr. Bill Mathews, as compensation for providing consulting services relating to the procurement of FDA approval for our products, warrants to purchase 25,000 common shares at $3.19 per share under our 2002 Stock Plan. These warrants lapse on March 24, 2010 to the extent not exercised. We valued the grant at $79,750.

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

CONTROLS AND PROCEDURES

Within the ninety days prior to the filing date of this annual report, our Chief Executive Officer and Chief Financial Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, our disclosure controls and procedures are effective in making known to them on a timely basis material information relating to our company (including any consolidated subsidiaries) required to be included in this annual report. There were no significant changes in our internal controls or in other factors that could significantly affect these controls, known to our Chief Executive Officer or Chief Financial Officer, subsequent to the date of the evaluation, including any significant deficiencies or material weaknesses that would require corrective action.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

2.1	Order dated October 26, 2000 Confirming Plan of Reorganization and Granting Final Approval of Disclosure Statement (10)

3.1	Amended And Restated Certificate Of Incorporation Of Recom Managed System, Inc. filed by the Delaware Secretary of State on November 6, 2000 (1)

3.2	Certificate Of Amendment Of Certificate Of Incorporation Of Recom Managed System, Inc. filed by the Delaware Secretary of State on June 20, 2003 (8)

3.3

Certificate Of Designation Of Rights, Preferences And Limitations Of Series ’A’ Convertible Preferred Stock Of Recom Managed System, Inc. filed by the Delaware Secretary of State on September 9, 2003 (10)

3.4

Amendment To Certificate Of Designation Of Rights, Preferences And Limitations Of Series ’A’ Convertible Preferred Stock Of Recom Managed System, Inc. filed by the Delaware Secretary of State on April 26, 2004 (10)

3.5	Bylaws Of Recom Managed Systems, Inc. adopted March 31, 2003 (6)

5.1	Specimen common stock certificate (8)

5.2	Specimen series ’A’ preferred stock certificate (8)

5.3	Recom Managed Systems, Inc. 2002 Stock Plan adopted on November 1, 2002 (6)

5.4	Form of option issued under Recom Managed Systems, Inc. 2002 Stock (8)

5.5	Recom Managed Systems, Inc. 2003 Nonqualified Stock Option And Stock Plan adopted on March 31, 2002 (6)

5.6	Warrant To Purchase Common Stock dated September 19, 2002 issued to Sim Farrar (2)

5.7	Form of Standard Warrant (8)

5.8	Form of Class ’A’ Warrant (8)

5.9	Form of Class ’C’ Warrant (8)

5.10	Agent’s Warrant dated November 1, 2003 with Maxim Group LLC (10)

5.11	Agent’s Warrant dated November 1, 2003 with Jenkins Capital Management, LLC (13)

10.1	Standard Multi-Tenant Office Lease dated August 20, 2002 between Bershin Properties I, LLC, as lessor, and Recom Managed Systems, Inc., LLC, as lessee (10)

10.2	Addendum To Standard Office Lease dated August 20, 2002 between Bershin Properties I, LLC, as lessor, and Recom Managed Systems, Inc., as lessee (10)

10.3	Addendum To Standard Office Lease dated December 17, 2003 between Bershin Properties I, LLC, as lessor, and Recom Managed Systems, Inc., as lessee (10)

10.4	Stock Acquisition and Signal Technologies Transfer Agreement dated September 12, 2002 between Recom Managed Systems, Inc. and ARC Finance Group, LLC (2)

10.5	Employment Agreement dated October 14, 2002 between Recom Managed Systems, Inc. and Marvin H. Fink (3)

10.6	License Agreement dated December 9, 1993 between Dr. Budimir S. Drakulic and Teledyne Electronic Industries, Inc. (8)

10.7	Restricted Stock Agreement dated October 14, 2002 between Recom Managed Systems, Inc. and Marvin H. Fink (3)(4)

10.8	Indemnification Agreement dated October 14, 2002 between Recom Managed Systems, Inc. and Marvin H. Fink (3)(4)

10.9	Loan-out Agreement dated October 15, 2002 between Recom Managed Systems, Inc. and Budimir Drakulic, B World and B Technologies (3)

10.10	Restricted Stock Agreement dated October 15, 2002 between Recom Managed Systems, Inc. and Budimir Drakulic, B World and B Technologies (3)(5)

10.11	Consulting Agreement dated November 1, 2002 between Recom Managed Systems, Inc. and Ellsworth Roston (3)

10.12	Employment, Confidential Information, Invention Assignment, And Arbitration Agreement dated October 15, 2002 between Recom Managed Systems, Inc. and Budimir Drakulic, B World and B Technologies (3)(5)

10.13	Consulting Agreement dated February 14, 2003 between Recom Managed Systems, Inc. and Lowell T. Harmison (8)

10.14	Employment Agreement dated March 10, 2003 between Recom Managed Systems, Inc. and Charles E. McGill (6)

10.15	Investment Banking Agreement dated April 15, 2003 between Recom Managed Systems, Inc. and Brookstreet Securities Corporation (7)

10.16	Investment Banking Agreement dated July 17, 2003 between Recom Managed Systems, Inc. and Maxim Group, LLC (10)

10.17	Placement Agency Agreement dated September 4, 2003 between Recom Managed Systems, Inc. and Maxim Group, LLC (10)

10.18	Form of Registration Rights Agreement for purchasers of Series ’A’ Preferred Stock (8)

10.19	Scope Letters and Engagement Agreements dated December 18, 2003, January 23, 2004 and March 22, 2004 between Recom Managed Systems, Inc. and CFO 911 (10)

10.20	Non-Binding Letter of Intent dated January 10, 2004 between Recom Managed Systems, Inc. and TZ Medical Inc. (10)

10.21

Settlement Agreement And Releases, Warrant and Piggyback Registration Rights Agreement each dated April 28, 2004 between Recom Managed Systems, Inc., Mitchell J. Stein, ARC Finance Group, LLC, Tracey Hampton-Stein and Rex Julian Beaber (10)

21 List of subsidiaries (11)

23 Consent of Stonefield Josephson, Inc. *

24.1	Powers of Attorney for Mr. Ellsworth Roston, Dr. Robert Koblin, Dr. Lowell T. Harmison and Ms. Jennifer Black (9)

31.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act *

31.2 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act *

32.1 Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act *

32.2 Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act *

*	Filed herewith
**	Refiled herewith
(1)	Previously filed as an exhibit to our annual report on form 10-KSB for our fiscal year ended December 31, 2001 filed with the SEC on February 22, 2002.
(2)	Previously filed as an exhibit to our current report on form 8-K filed with the SEC on September 25, 2002.
(3)	Previously filed as an exhibit to our quarterly report on form 10-QSB for our fiscal quarter ended September 30, 2002 filed with the SEC on November 12, 2002.
(4)	Filed as part of the Employment Agreement for Mr. Fink noted in item ?10.5.
(5)	Filed as part of the Loan-Out Agreement for with B World Technologies, B Technologies and Dr. Drakulic noted in item ?10.9.
(6)	Previously filed as an exhibit to our annual report on form 10-KSB for our fiscal year ended December 31, 2002 filed with the SEC on March 26, 2003.
(7)	Previously filed as an exhibit to our quarterly report on form 10-QSB for our fiscal quarter ended March 30, 2003 filed with the SEC on May 7, 2003.
(8)	Previously filed as an exhibit to our registration statement on form SB-2 filed with the SEC on January 2, 2004.
(9)	Previously filed as an exhibit to our annual report on form 10-KSB for our fiscal year ended December 31, 2003 filed with the SEC on February 10, 2004.
(10)	Previously filed as an exhibit to our registration statement on form SB-2 (amendment no. 2) filed with the SEC on May 11, 2004.
(11)	Previously filed as an exhibit to our annual report on form 10-KSB (amendment no. 1) for our fiscal year ended December 31, 2003 filed with the SEC on May 20, 2004.
(12)	Previously filed as an exhibit to our registration statement on form SB-2 (amendment no. 3) filed with the SEC on July 26, 2004.
(13)	Previously filed as an exhibit to our registration statement on form SB-2 (amendment no. 4) filed with the SEC on October 18, 2004.
(14)	Included on the signature page of our registration statement on form SB-2 filed with the SEC on January 2, 2004.
(15)	Included on the signature page of our registration statement on form SB-2 (amendment no. 1) filed with the SEC on February 23, 2003.

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

RECOM MANAGED SYSTEMS, INC.

ANNUAL FINANCIAL STATEMENTS

DECEMBER 31, 2003

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

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2003 And 2002 And From Inception
Of Development Stage (November 7, 2000) To December 31, 2003

	For the Years Ended December 31,		From Inception of Development Stage (Nov. 7, 2000) to

	2003	2002	Dec. 31, 2003

Revenue	$-	$-	$-
Research and development	497,631	67,500	565,131
General and administrative expenses	4,813,746	144,454	5,044,873

Total expense	5,311,377	211,954	5,610,004
Provision for income taxes	-	-	-

Net loss	$(5,311,377)	$(211,954)	$(5,610,004)
Preferred dividend	1,953,170	-	1,953,170

Net loss attributed to common stockholders	$(7,264,547)	$(211,954)	$(7,563,174)

Basic and diluted loss per share	$(0.17)	$(0.02)	$(0.37)

Basic and diluted loss per share attributed to common stockholders	$(0.23)	$(0.02)	$(0.49)

Weighted average shares outstanding- basic and diluted	31,765,404	11,609,162	15,311,041

The accompanying notes are an integral part of these financial statements.

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
From Inception Of Development Stage (November 7, 2000) To December 31, 2003

	Common Stock		Series ‘A’ Convertible Preferred Stock		Additional Paid-	Deferred	Deficit Accumulated During Development	From Inception (Nov. 7, 2000) To Dec. 31,
	Shares	Amount	Shares	Amount	in Capital	Compensation	Stage	2003

2000:
Balance November 7, 2000 (as restated for 3:1 stock split)	4,139,784	$ 4,139	-	$ -	$ (4,139)	$ -	$ -	$ -
Contributed capital	-	-	-		35,000	-	-	35,000
Net loss	-	-	-	-	-	-	(36,673)	(36,673)

Balance December 31, 2000	4,139,784	4,139	-	-	30,861	-	(36,673)	(1,673)
2001:
Capital contributed	-	-	-	-	45,000	-	-	45,000
Shares issued for services July 2001 – $0.033	150,000	150	-	-	4,850	-	-	5,000
Net loss	-	-	-	-	-	-	(50,000)	(50,000)

Balance December 31, 2001	4,289,784	4,289	-	-	80,711	-	(86,673)	(1,673)
Capital contributed	-	-	-	-	56,400	-	-	56,400
Warrants issued for cash	-	-	-	-	125,000	-	-	125,000
Issuance of common stock for:			-	-
Technology – Sept. 2002 – $0.006	23,400,000	23,400	-	-	54,623	-	-	78,023
Services rendered – Oct. 2002 – $0.021	2,925,000	2,925	-	-	17,958	(19,678)	-	1,205
Cash – Oct 2002 – $0.03	564,810	565	-	-	17,221	-	-	17,786
Cash – Nov 2002 – $2.66	71,250	71	-	-	189,929	-	-	190,000
Contributed services – officer	-	-	-	-	20,000	-	-	20,000

(continued on next page)

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
From Inception Of Development Stage (November 7, 2000) To December 31, 2003
(Continued)

	Common Stock		Series ‘A’ ConvertiblePreferred Stock		Additional Paid-in	Deferred	Deficit Accumulated During Development	From Inception (Nov. 7, 2000) To Dec. 31,
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	2003

Warrants issued for services	-	-	-	-	5,324	-	-	5,324
Net loss	-	-	-	-	-	-	(211,954)	(211,954)

Balance December 31, 2002	31,250,844	$ 31,250	-	$ -	$ 567,166	$ (19,678)	$ (298,627)	$ 280,111

2003:
Issuance of common stock for cash andcontributed property – April 2003 – $2.22	112,812	$ 113	-		$ 49,887	$ -	$ -	$ 250,000
Issuance of common stock for cash:
May 2003 – $3.00	82,667	83	-	$ -	247,917	-	-	248,000
May 2003 – $3.33	75,075	75	-		249,925	-	-	250,000
Issuance of common stock for services:				-
April 2003 – $2.80	147,192	147	-	-	411,654	-	-	411,801
April 2003 – $3.15	11,045	11	-		34,780	-	-	34,791
July 2003 – $3.67	111,625	112	-	-	410,192	-	-	410,304
August 2003 – $3.68	33,188	33	-	-	121,103	-	-	121,136
September 2003 – $3.77	24,292	24	-	-	91,673	-	-	91,697
October 2003 – $4.78	15,385	15	-	-	73,525	-	-	73,540
November 2003 – $3.65	18,834	19	-	-	68,783	-	-	68,802
December 2003 – $3.60	5,953	6	-	-	21,425	-	-	21,431
Cashless exercise of warrants	1,105,000	1,105	-	-	(1,105)	-	-	-

(continued on next page)

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
From Inception Of Development Stage (November 7, 2000) To December 31, 2003

	Common Stock		Series ‘A’ Convertible Preferred Stock		Additional Paid-in	Deferred	Deficit Accumulated During Development	From Inception (Nov. 7, 2000) To Dec. 31
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	2003

Contributed services – officer	-	-	-	-	80,000	-	-	80,000
Employee stock options issued below market	-	-	-	-	38,400	-	-	38,400
Amortization of deferred compensation	-	-	-	-	-	6,668	-	6,668
Options and warrants issued for:
Services	-	-	-	-	2,196,068	(219,010)	-	1,977,058
Financing cost	-	-	-	-	74,088	-	-	74,088
Issuance of preferred stock for cash	-	-	1,792,975	1,793	5,376,857	-	-	5,378,650
Series ‘A’ preferred offering expenses	-	-	-	-	(572,785)	-	-	(572,785)
Preferred stock beneficial conversion feature	-	-	-	-	896,474	-	(896,474)	-
Allocation of fair value to warrants	-	-	-	-	949,121	-	(949,121)	-
Preferred stock accrued dividend payable	-	-	-	-	(107,575)	-	-	(107,575)
Net loss	-	-	-	-	-	-	(5,311,377)	(5,311,377)

Balance December 31, 2003	32,993,912	$ 32,993	1,792,975	$ 1,793	$ 11,477,573	$ (232,020)	$ (7,455,599)	$ 3,824,740

The accompanying notes are an integral part of these financial statements.

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For The Years Ended December 31, 2003 And 2002 And From
Inception Of Development Stage (November 7, 2000) To December 31, 2003

	For the Years Ended December 31		From Inception of Development Stage (Nov. 7, 2000)
	2003	2002	to Dec. 31, 2003

Cash flow from operating activities:
Net loss	$ (5,311,377)	$ (211,954)	$ (5,610,004)
Adjustments to reconcile net loss tonet cash used in operating activities:
Depreciation	50,897	693	51,590
Amortization of deferred compensation	6,668	1,205	7,873
Salary as contributed capital	80,000	20,000	100,000
Common stock issued for services	1,383,503	1,205	1,388,503
Options and warrants issued for services and financing	2,089,546	-	2,094,870
Change in assets and liabilities:
Prepaid expenses	(92,934)	(37,815)	(130,749)
Accounts payable and accrued expenses	470,517	2,829	483,281

Net cash used in operating activities	(1,323,180)	(219,718)	(1,614,636)

Cash used in investing activities:
Purchase of equipment	(180,703)	(29,041)	(209,744)
Capitalized technology cost	(90,951)	-	(90,951)

Net cash used in investing activities	(271,654)	(29,041)	(300,695)

Cash flow from financing activities:
Capital contributions	-	56,400	136,400
Sale of common stock for cash	598,000	207,786	805,786
Sale of preferred stock for cash, net of expenses	5,805,865	-	4,805,865
Sale of warrants for cash	-	125,000	125,000

Net cash provided by financing activities	5,403,865	389,186	5,873,051

Net Increase (decrease) in cash and cash equivalents	3,809,031	140,427	3,957,720
Cash and cash equivalents at beginning of period	148,689	8,262	-

Cash and cash equivalents at end of period	$ 3,957,720	$ 148,689	$ 3,957,720

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

The Company's pro forma information is as follows:
	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002

Net loss as reported	$(5,311,377)	$(211,954)
Current period expense calculated under APB 25	38,400	-
Stock compensation calculated under SFAS 123	(730,865)	-

Pro forma net loss	$(6,003,842)	$(211,954)

Basic and diluted historical loss per share	$(0.17)	$(0.02)

Pro forma basic and diluted loss per share	$(0.19)	$(0.02)

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
	December 31, 2003		December 31, 2002

	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	975,000	$0.21	-	$-
Granted during the period	2,780,439	1.46	975,000	0.21
Exercised during the period	1,205,000	0.54	-	-
Terminated during the period	750,000	0.95	-	-

Outstanding at end of the period	1,800,439	1.72	975,000	0.20

Exercisable at end of the period	1,583,932	$1.64	375,000	$0.01

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

Information On Options And Warrants Issued To Employees

The number and weighted average exercise prices of common stock purchase options and warrants issued to employees are as follows:

	December 31, 2003		December 31, 2002

	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	-	$-	-	$-
Granted during the period	1,866,000	1.14	-	-
Exercised during the period	-	-	-	-
Terminated during the period	-	-	-	-

Outstanding at end of the period	1,866,000	1.14	-	-

Exercisable at end of the period	1,002,750	$1.03	-	$-

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Fair Value	Weighted AverageExercise Price

$0 to 1	1,740,000	4.2	$ 0.62	$ 0.92
1 to 2	-	-	$ -	$ -
2 to 3	10,000	4.3	$ 1.48	$ 2.85
3 to 4	10,000	4.6	$ 1.46	$ 3.75
4 to 5	106,000	4.6	$ 0.82	$ 4.31

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

SIGNATURES OF EXECUTIVE OFFICERS

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this annual report on form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2004.

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

By:	/s/ Marvin H. Fink
Marvin H. Fink		Chief Executive Officer, President and Chairman of the Board (principal executive officer)	November 5, 2004
By:	/s/ Ellsworth Roston*
Ellsworth Roston		Director	November 5, 2004
By:	/s/ Robert Koblin*
Robert Koblin		Director	November 5, 2004
By:	/s/ Lowell T. Harmison*
Lowell T. Harmison		Director	November 5, 2004
By:	/s/ Jennifer Black*
Jennifer Black		Director	November 5, 2004
* By:	/s/ Marvin H. Fink
Marvin H. Fink Agent-In Fact

48