Form 10QSB/A
period 2004-03-31
RECOM MANAGED SYSTEMS INC DE/
filed 2004-11-09
CIK 810365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-QSB/A

Amendment No. 1
_________________

(Mark One)

          [X]  Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

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
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [x]  NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 33,345,262 shares of common stock, par value $0.001 per share, as of April 30, 2004

-i-

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

Results Of Operations

     Our net loss (before preferred dividends) decreased $262,800 from $1,399,209 for the three-month interim period ended March 31, 2003, to $1,136,409 for the three-month interim period ended March 31, 2004, largely due to equity compensation expense recorded for investment banking services in the first quarter of fiscal 2003. Research and development expenditures increased from $30,083 for the three-month interim period ended March 31, 2003 to $190,255 for the three-month interim period ended March 31, 2004, reflecting the continued ramp-up in our research and development activities, including the addition of engineering personnel. General and administrative expenses decreased from $1,369,126 to $946,154 for the three-month interim periods ended March 31, 2003 and 2004, respectively, reflecting the previously mentioned investment banking fee. The primary components of the decreased general and administrative expenses were (1) professional fees (legal, accounting, investment banking, investor relations, and general consulting for management and marketing); and (2) premiums for directors and officers insurance. We also incurred a preferred dividend of $109,334 in the first quarter of 2004.

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

  We need to complete the design and fabrication of a pre-production version of the Model 100Module to assure compliance to all performance, safety, environmental and regulatory standards,including (1) all applicable performance, safety, environmental and regulatory standards, including(1) the consensual ANSI/AAMI EC-38 industry standards for ambulatory ECG devices, and (2) allrelating to electromagnetic interference, electromagnetic susceptibility, shock and current leakage,transmission frequency and labeling. The estimated cost of these activities is approximately$500,000. We have targeted a January 2005 completion date.
  Upon fabrication of a pre-production version of the Model 100 Module, it will need to be tested byan independent third-party testing company at the end of project in conjunction with the ancillaryproducts to verify compliance to all performance, safety and regulatory standards before marketingcommences as required by the FDA to assure substantial equivalency to the predicate heart monitorsystems cited in our abbreviated 510(k) submission. The estimated cost of these activities is$30,000. We have targeted a January 2005 completion date.
  Selection of an ECG analysis software system that we will recommend for use with our monitorsystems will be required, as well as the necessary integration engineering to ensure that our Model100 Module reliably and accurately produces signal data in a format compatible with that software.
  We anticipate we will spend approximately $250,000 to purchase the selected software packages,and an additional $20,000 to conduct the requisite integration engineering and testing activities. Weanticipate we will identify and purchase the software and complete the integration engineering andtesting activities by the end of the fourth quarter of 2004.
  Upon the completion of fabrication and testing of the pre-production version of our Model 100Module, we intend to execute test protocols for user preference testing and for performance datageneration that will compare the performance, usability and aesthetic aspects of our Model 100Monitoring System to competitive systems. We will then coordinate the writing of a number oftechnical papers relating to the effectiveness of our monitor system and publish the results in peerreview journals. The papers will also be presented at technical conferences and/or published in peer-reviewed scientific and medical journals. We also intend to make arrangements with four or morehospitals, clinics or research institutions to evaluate our monitor system. Our anticipated budget forthese activities is $200,000.
  We also intend to conduct performance and user preference tests to determine the ease-of-use andconvenience of our Model 100 Monitor System as measured against competitive systems. Thistesting will be conducted at our on-site laboratory facility. A minor expense of the testing plan willbe the cost to acquire competitive devices. We have budgeted $28,000 for this phase.
  We have budgeted $40,000 to purchase various items of equipment, including a treadmill andanalysis system, in order to test the potential operation of our monitor system for exercise/stressapplications.
  We will also continue investigation and development work on advanced patient modules andancillary system offerings in the electrode technology area. We have budgeted approximately $280,000 to conduct these research and development activities and expect tocomplete them by the last quarter of 2005.

  We will also continue investigation and development work on our patient vest. We project that wewill spend approximately $230,000 to conduct these development activities, and expect to completethem by the last quarter of 2005.
  We will also continue investigation and development work on software that could be used to createa continuous preventive monitoring program. We project that we will spendapproximately $200,000 on these activities, and expect to complete them by the second quarterof 2005.

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

     Our anticipated costs and project completion dates described above are estimates based upon our current business plan. Our actual costs or actual project completion dates could vary materially from those estimated. We may also decide at any time to terminate our ongoing development plans with respect to ancillary products such as our patient vests, enhanced electrodes and proprietary software should we deem them to be impracticable or not be commercially viable. Further, change to our current business plan could also result, such as the acquisition of a new products or services or the decision to manufacture our own products, resulting in a change in our anticipated. See that portion of the section of this report captioned “Advisements” as it relates to forward looking statements. At present, no changes to our business plan are being considered, nor is it our plan to change our business plan.

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

     We have incurred cumulative net losses after preferred dividends available to common shareholders in the amount of $8,808,913 from our inception through March 31, 2004. We have no commercial product sales or revenues to date, and do not anticipate that we will commence commercial sales of our heart monitoring products until the end of fiscal 2005. Once we commence marketing our heart monitoring products, we project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs revenues for an indefinite period of time. We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive when our products are initially introduced to markets, due to the significant costs associated with the development and marketing of our products and services.

     If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

     We have approximately $3,250,000 of cash on hand as of March 30, 2004, which we project will fund our anticipated costs through October 2005, although this coverage could be less than that period as the result of changes in our anticipated level of operations, higher than expected costs such as through an acquisition of new products, or changes in our business plans. As noted in the prior risk factor, we do not anticipate that we will commence commercial sales of our heart monitoring products until the end of fiscal 2005, and further anticipate that after such introduction we will continue to be cash flow negative due to our costs exceeding our revenues for an indefinite period of time. Based upon the foregoing, we will need to raise additional cash and working capital to cover an expected shortfall in our cash and working capital until such time, if any, as we become cash-flow positive. We currently do not have any binding commitments for, or readily available sources of, additional financing. Should we determine it to be necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

     There are outstanding as of April 30, 2004, 1,661,305 series ’A’ preferred shares each convertible into one common share at the conversion rate of $3 per share, and common share purchase options and warrants entitling the holders to purchase 5,267,327 common shares at a weighted average exercise price of $2.09 per share, including a number granted to directors, officers, employees and consultants that are subject to vesting conditions. In the event of the conversion or exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their conversion or exercise of these securities.

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

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

2.1	Order dated October 26, 2000 Confirming Plan of Reorganization and Granting Final Approval of Disclosure Statement (9)
3.1	Amended And Restated Certificate Of Incorporation Of Recom Managed System, Inc. filed by the Delaware Secretary of State on November 6, 2000 0
3.2	Certificate Of Amendment Of Certificate Of Incorporation Of Recom Managed System, Inc. filed by the Delaware Secretary of State on June 20, 2003 (8)
3.3	Certificate Of Designation Of Rights, Preferences And Limitations Of Series ’A’ Convertible Preferred Stock Of Recom Managed System, Inc. filed by the Delaware Secretary of State on September 9, 2003 (8)
3.4	Amendment To Certificate Of Designation Of Rights, Preferences And Limitations Of Series ’A’
Convertible Preferred Stock Of Recom Managed System, Inc. filed by the Delaware Secretary of State on April 26, 2004 (9)
3.5	Bylaws Of Recom Managed Systems, Inc. adopted March 31, 2003 (6)
5.1	Specimen common stock certificate (8)
5.2	Specimen series ’A’ preferred stock certificate (8)
5.3	Recom Managed Systems, Inc. 2002 Stock Plan adopted on November 1, 2002 (6)
5.4	Form of option issued under Recom Managed Systems, Inc. 2002 Stock (8)
5.5	Recom Managed Systems, Inc. 2003 Nonqualified Stock Option And Stock Plan adopted on March 31, 2002 (6)
5.6	Warrant To Purchase Common Stock dated September 19, 2002 issued to Sim Farrar (2)
5.7	Form of Standard Warrant (8)
5.8	Form of Class ’A’ Warrant (8)
5.9	Form of Class ’C’ Warrant (8)
5.10	Agent’s Warrant dated November 1, 2003 with Maxim Group LLC (9
5.11	Agent’s Warrant dated November 1, 2003 with Jenkins Capital Management, LLC (9)
10.1	Standard Multi-Tenant Office Lease dated August 20, 2002 between Bershin Properties I, LLC, as lessor, and Recom Managed Systems, Inc., LLC, as lessee (9)
10.2	Addendum To Standard Office Lease dated August 20, 2002 between Bershin Properties I, LLC, as lessor, and Recom Managed Systems, Inc., as lessee (9)
10.3	Addendum To Standard Office Lease dated December 17, 2003 between Bershin Properties I, LLC, as lessor, and Recom Managed Systems, Inc., as lessee (9)
10.4	Stock Acquisition and Signal Technologies Transfer Agreement dated September 12, 2002 between Recom Managed Systems, Inc. and ARC Finance Group, LLC (2)
10.5	Employment Agreement dated October 14, 2002 between Recom Managed Systems, Inc. and Marvin H. Fink (3)
10.6	License Agreement dated December 9, 1993 between Dr. Budimir S. Drakulic and Teledyne Electronic Industries, Inc. (8)
10.7	Restricted Stock Agreement dated October 14, 2002 between Recom Managed Systems, Inc. and Marvin

H. Fink (3)(4)
10.8	Indemnification Agreement dated October 14, 2002 between Recom Managed Systems, Inc. and Marvin
H. Fink (3)(4)
10.9	Loan-out Agreement dated October 15, 2002 between Recom Managed Systems, Inc. and Budimir Drakulic, B World and B Technologies (3)
10.10	Restricted Stock Agreement dated October 15, 2002 between Recom Managed Systems, Inc. and Budimir Drakulic, B World and B Technologies (3)(5)
10.11	Consulting Agreement dated November 1, 2002 between Recom Managed Systems, Inc. and Ellsworth Roston (3)
10.12	Employment, Confidential Information, Invention Assignment, And Arbitration Agreement dated October 15, 2002 between Recom Managed Systems, Inc. and Budimir Drakulic, B World and B Technologies (3)(5)
10.13	Consulting Agreement dated February 14, 2003 between Recom Managed Systems, Inc. and Lowell T. Harmison (8)
10.14	Employment Agreement dated March 10, 2003 between Recom Managed Systems, Inc. and Charles E. McGill (6)
10.15	Investment Banking Agreement dated April 15, 2003 between Recom Managed Systems, Inc. and Brookstreet Securities Corporation (7)
10.16	Investment Banking Agreement dated July 17, 2003 between Recom Managed Systems, Inc. and Maxim Group, LLC (8)
10.17	Placement Agency Agreement dated September 4, 2003 between Recom Managed Systems, Inc. and Maxim Group, LLC (9)
10.18	Form of Registration Rights Agreement for purchasers of Series ’A’ Preferred Stock (8)
10.19	Scope Letters and Engagement Agreements dated December 18, 2003, January 23, 2004 and March 22, 2004 between Recom Managed Systems, Inc. and CFO 911(9)
10.20	Non-Binding Letter of Intent dated January 10, 2004 between Recom Managed Systems, Inc. and TZ Medical, Inc.
10.21	Settlement Agreement And Releases dated April 28, 2004 between Recom Managed Systems, Inc., Mitchell J. Stein, ARC Finance Group, LLC, Tracey Hampton-Stein and Rex Julian Beaber (9)
21	List of subsidiaries (9)
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes Oxley Act *
32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes Oxley Act *
32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes Oxley Act *
 _____________
* Filed herewith

(1)	Previously filed as an exhibit to our report on form 10-KSB for our fiscal year ended December 31, 2001 filed with the SEC on February 22, 2002.
(2)	Previously filed as an exhibit to our report on form 8-K filed with the SEC on September 25, 2002.
(3)	Previously filed as an exhibit to our report on form 10-QSB for our fiscal quarter ended September 30, 2002 filed with the SEC on November 12, 2002.
(4)	Filed as part of the Employment Agreement for Mr. Fink noted in item 10.5.
(5)	Filed as part of the Loan-Out Agreement for with B World Technologies, B Technologies and Dr. Drakulic noted in item 10.9.
(6)	Previously filed as an exhibit to our report on form 10-KSB for our fiscal year ended December 31, 2002 filed with the SEC on March 26, 2003.
(7)	Previously filed as an exhibit to our report on form 10-QSB for our fiscal quarter ended March 30, 2003 filed with the SEC on May 7, 2003.
(8)	Previously filed as an exhibit to our registration statement on form SB-2 filed with the SEC on January 2, 2004.
(9)	Previously filed as an exhibit to our amended registration statement (pre-effective amendment no. 2) on form SB-2 filed with the SEC on May 7, 2004.

Reports on Form 8-K

During the three-month interim period ended March 31, 2004, we did not file any reports on form 8-K.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Studio City, California, this 5th day of November, 2004.

RECOM MANAGED SYSTEMS, INC.

By: /s/ Marvin H. Fink
      Marvin H. Fink
     Chief Executive Officer and President
     (principal executive officer)

By: /s/ Charles Dargan
     Charles Dargan
     Interim Chief Financial Officer
    (principal accounting and financial officer)