Form 10QSB/A
period 2004-06-30
RECOM MANAGED SYSTEMS INC DE/
filed 2004-11-09
CIK 810365

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

5.           LEGAL PROCEEDINGS

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

  We need to complete the design and fabrication of a pre-production version of the Model 100 Module to assure compliance to all performance, safety, environmental and regulatory standards. This activity will be performed for Recom by Battelle Memorial Institute, Health and Life Sciences pursuant to a research and development services agreement. Under the agreement, Battelle Memorial Institute will complete the design and engineering of the pre-production patient module in compliance with all applicable performance, safety, environmental and regulatory standards, including (1) the consensual ANSI/AAMI EC-38 industry standards for ambulatory ECG devices, and (2) all relating to electromagnetic interference, electromagnetic susceptibility, shock and current leakage, transmission frequency and labeling. The estimated cost of these activities under the contract is approximately $500,000. Under our agreement with Battelle Memorial Institute, a January 2005 completion date has been targeted.

  Upon fabrication of a pre-production version of the Model 100 Module, it will be tested by Battelle Memorial Institute using an independent third-party testing company at the end of the project in conjunction with the ancillary products to verify compliance to all performance, safety and regulatory standards before marketing commences as required by the FDA to assure substantial equivalency to the predicate heart monitor systems cited in our abbreviated 510(k) submission. The estimated cost of these activities is $30,000. We anticipate these testing activities will be completed by Battelle Memorial Institute's January 2005 target completion date.

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

  We will also continue investigation and development work on advanced patient modules and ancillary system offerings in the electrode technology area. We have budgeted approximately $280,000 to conduct these research and development activities and expect to complete them by the last quarter of 2005. Included in these costs is an additional $100,000 payable to Battelle Memorial Institute under its research and development services agreement relating to the potential modification of the patient module design to comply with the ANSI/AAMI EC-11 and EC-13 standards for diagnostic ECG applications.

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

Our anticipated costs and project completion dates described above are estimates based upon our current business plan. Our actual costs or actual project completion dates could vary materially from those estimated. We may also decide at any time to terminate our ongoing development plans with respect to ancillary products such as our patient vests, enhanced electrodes and proprietary software should we deem them to be impracticable or not be commercially viable. Further, change to our current business plan could also result, such as the acquisition of a new products or services or the decision to manufacture our own products. See that section of this report captioned “Forward-Looking Statements”. At present, no changes to our business plan are being considered, nor is it our plan to change our business plan.

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

There are outstanding as of July 15, 2004, 1,083,872 series ’A’ preferred shares each convertible into one common share at the conversion rate of $3 per share, and common share purchase options and warrants entitling the holders to purchase 5,398,801 shares at a weighted average exercise price of $2.35 per share, including a number granted to directors, officers, employees and consultants that are subject to vesting conditions. In the event of the conversion or exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their conversion or exercise of these securities.

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

5.8           Form of Class ’A’ Warrant (8)

5.9           Form of Class ’C’ Warrant (8)

5.10         Agent’s Warrant dated November 1, 2003 with Maxim Group LLC (9)

5.11         Agent’s Warrant dated November 1, 2003 with Jenkins Capital Management, LLC (9)

10.1         Standard Multi‑Tenant Office Lease dated August 20, 2002 between Bershin Properties I, LLC, as lessor, and Recom Managed Systems, Inc., LLC, as lessee (9)

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

10.5         Employment Agreement dated October 14, 2002 between Recom Managed Systems, Inc. and Marvin H. Fink (3)

10.6         License Agreement dated December 9, 1993 between Dr. Budimir S. Drakulic and Teledyne Electronic Industries, Inc. (8)

10.7         Restricted Stock Agreement dated October 14, 2002 between Recom Managed Systems, Inc. and Marvin H. Fink (3)(4)

10.8         Indemnification Agreement dated October 14, 2002 between Recom Managed Systems, Inc. and Marvin H. Fink (3)(4)

10.9         Loan‑out Agreement dated October 15, 2002 between Recom Managed Systems, Inc. and Budimir Drakulic, B World and B Technologies (3)

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

10.20       Non‑Binding Letter of Intent dated January 10, 2004 between Recom Managed Systems, Inc. and TZ Medical Inc. (9)

10.21       Settlement Agreement And Releases, Warrant and Piggyback Registration Rights Agreement each dated April 28, 2004 between Recom Managed Systems, Inc., Mitchell J. Stein, ARC Finance Group, LLC, Tracey Hampton‑Stein and Rex Julian Beaber (9)

10.22       Consulting Agreement between Recom Managed Systems, Inc. and Dr. Michael Laks (10)

10.23       Consulting Agreement between Recom Managed Systems, Inc. and Dr. Mitchell W. Krucoff (10)

10.24       Research And Development Services Agreement dated May 12, 2004 between Recom Managed Systems, Inc. and Battelle Memorial Institute (10)

21            List of subsidiaries (9)

31.1         Certification of principal executive officer pursuant to Section 302 of the Sarbanes‑Oxley Act *

31.2         Certification of principal financial officer pursuant to Section 302 of the Sarbanes‑Oxley Act *

32.1         Certification of chief executive officer pursuant to Section 906 of the Sarbanes‑Oxley Act *

32.2         Certification of chief financial officer pursuant to Section 906 of the Sarbanes‑Oxley Act *

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

