Form 10QSB
period 2004-09-30
RECOM MANAGED SYSTEMS INC DE/
filed 2004-11-16
CIK 810365

United States
Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended September 30, 2004

[_]	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

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
(Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes [X]    No [_]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,477,539 shares of common stock, par value $0.001 per share, as of October 31, 2004

-i-

ADVISEMENTS

Unless the context requires otherwise, "Recom", “the company”, "we", "us", "our" and similar terms refer to Recom Managed Systems, Inc. Our common stock, par value $.001 per share, and our series ‘A’ preferred stock, par value $.001 per share, are commonly referred to in this report as our “common shares” and “series ‘A’ preferred shares”, respectively. The information in this report is current as of the date of this report (September 30, 2004), unless an earlier date is specified.

We prepare our interim consolidated financial statements in accordance with United States generally accepted accounting principles. Our consolidated financial condition and results of operations for the nine-month interim period ended September 30, 2004 are not necessarily indicative of our prospective consolidated financial condition and results of operations for the full fiscal year ended December 31, 2004. The interim consolidated financial statements presented in this report as well as other information relating to our company contained in this report should be read in conjunction with the annual consolidated financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-KSB for our fiscal year ended December 31, 2003, as amended, together with any reports, statements and information filed with the SEC relating to periods or events occurring after December 31, 2003.

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

-i-

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
BALANCE SHEET
September 30, 2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,583,697
Prepaid expenses and other current assets	38,105
Total current assets	1,621,802
Property, plant and equipment, net of accumulated depreciation of $82,920.	159,274
Intangibles - patents, net of accumulated amortization of $19,506	261,029
TOTAL ASSETS	$2,042,105

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$476,520

STOCKHOLDERS’ EQUITY
Series ‘A’ convertible preferred stock, $.001 par value; 10,000,000 shares authorized; 1,042,204 shares issued and outstanding	1,042
Common stock, $.001 par value; 100,000,000 shares authorized; 33,853,112 shares issued and outstanding	33,853
Additional paid-in capital	13,780,804
Deferred compensation	(8,009)
Deficit accumulated during development stage	(12,242,105)

TOTAL STOCKHOLDERS’ EQUITY	1,565,585

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,042,105

The accompanying notes are an integral part of these financial statements.

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For The Three and Nine Months Ended September 30, 2004 And 2003 And From Inception
Of Development Stage (November 7, 2000) To September 30, 2004

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception of Development Stage (Nov. 7, 2000
	2004	2003	2004	2003	To September 30, 2004

Revenue	$—	$—	$—	$—	$—
Research and development	448,078	85,161	880,523	166,910	1,445,654
General and administrative expenses	909,310	827,416	3,905,983	3,262,176	8,950,856
Total expense	1,357,388	912,577	4,786,506	3,429,086	10,396,510
Loss before income taxes	(1,357,388)	(912,577)	(4,786,506)	(3,429,086)	(10,396,510)
Provision for income taxes	—	—	—	—	—
Net loss	$(1,357,388)	$(912,577)	$(4,786,506)	$(3,429,086)	$(10,396,510)
Preferred dividend	68,258	—	246,96	—	2,200,132
Net loss attributable to common stockholders	$(1,425,646)	$(912,577)	$(5,033,468)	$(3,429,086)	$(12,596,642)
Basic and diluted loss per share attributable to common stockholders	$(0.04)	$(0.03)	$(0.14)	$(0.11)	$(0.55)
Basic and diluted loss per share to common stockholders	$(0.04)	$(0.03)	$(0.15)	$(0.11)	$(0.67)
Weighted average shares outstanding—basic and diluted	33,758,040	31,781,529	33,419,220	31,524,884	18,797,489

The accompanying notes are an integral part of these financial statements.

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
From Inception Of Development Stage (November 7, 2000) To September 30, 2004

	Common Stock		Series ‘A’ Convertible Preferred Stock		Additional Paid-in Capital	Deferred Compensation	Deficit Accumulated During Development Stage	From Inception (Nov. 7, 2000) To September 30, 2004
	Shares	Amount	Shares	Amount
2000:
Balance November 7, 2000 (as restated for 3:1 stock split)	4,139,784	$4,139	—	$—	$(4,139)	$—	$—	$—
Contributed capital	—	—			35,000	—	—	35,000
Net loss	—	—	—	—	—	—	(36,673)	(36,673)
Balance December 31, 2000	4,139,784	4,139	—	—	30,861	—	(36,673)	(1,673)

2001:
Capital contributed	—	—			45,000	—	—	45,000
Shares issued for services July 2001 - $0.033	150,000	150	—	—	4,850	—	—	5,000
Net loss	—	—	—	—	—	—	(50,000)	(50,000)
Balance December 31, 2001	4,289,784	4,289	—	—	80,711		(86,673)	(1,673)

2002:
Capital contributed	—	—	—	—	56,400	—	—	56,400
Warrants issued for Cash	—	—	—	—	125,000	—	—	125,000
Issuance of common stock for:			—	—
Technology - Sept. 2002 - $0.006	23,400,000	23,400	—	—	54,623	—	—	78,023
Services rendered - Oct. 2002 - $0.021	2,925,000	2,925	—	—	17,958	(19,678)	—	1,205
Cash - Oct 2002 - $0.03	564,810	565			17,221	—	—	17,786
Cash - Nov 2002 - $2.66	71,250	71	—	—	189,929	—	—	190,000
Contributed services - officer	—	—	—	—	20,000	—	—	20,000
Warrants issued for services	—	—	—	—	5,324	—	—	5,324
Net loss	—	—	—	—	—	—	(211,954)	(211,954)
Balance December 31, 2002	31,250,844	$31,250	—	$—	$567,166	$(19,678)	$(298,627)	$280,111

(continued on next page)

-3-

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
From Inception Of Development Stage (November 7, 2000) To September 30, 2004
(Continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Additional Paid-in Capital	Deferred Compensation	Deficit Accumulated During Development Stage	From Inception (Nov. 7, 2000) To September 30, 2004
	Shares	Amount	Shares	Amount
2003:
Issuance of common stock for cash and contributed property - April 2003 - $2.22	112,812	$113	—	$—	$249,887	$—	$—	$250,000
Issuance of common stock for cash:
May 2003 - $3.00	82,667	83	—	—	247,917	—	—	248,000
May 2003 - $3.33	75,075	75	—	—	249,925	—	—	250,000
Issuance of common stock for services:
April 2003 - $2.80	147,192	147	—	—	411,654	—	—	411,801
April 2003 - $3.15	11,045	11	—	—	34,780	—	—	34,791
July 2003 - $3.67	111,625	112	—	—	410,192	—	—	410,304
August 2003 - $3.68	33,188	33	—	—	121,103	—	—	121,136
September 2003 - $3.77	24,292	24	—	—	91,673	—	—	91,697
October 2003 - $4.78	15,385	15	—	—	73,525	—	—	73,540
November 2003 - $3.65	18,834	19	—	—	68,783	—	—	68,802
December 2003 - $3.60	5,953	6	—	—	21,425	—	—	21,431
Cashless exercise of warrants	1,105,000	1,105	—	—	(1,105)	—	—	—
Contributed services - officer	—	—	—	—	80,000	—	—	80,000
Employee stock options issued below market	—	—	—	—	38,400	—	—	38,400
Amortization of deferred compensation	—	—	—	—	—	6,668	—	6,668
Warrants issued for:
Services	—	—	—	—	2,196,068	(219,010)	—	1,977,058
Financing cost	—	—	—	—	74,088	—	—	74,088
Issuance of preferred stock for cash	—	—	1,792,975	1,793	5,376,857	—	—	5,378,650

(continued on next page)

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
From Inception Of Development Stage (November 7, 2000) To September 30, 2004
(Continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Additional Paid-in Capital	Deferred Compensation	Deficit Accumulated During Development Stage	From Inception (Nov. 7, 2000) To September 30, 2004
	Shares	Amount	Shares	Amount
Series ‘A’ Preferred offering expenses	—	—	—	—	(572,785)	—	—	(572,785)
Preferred stock beneficial conversion feature	—	—	—	—	896,474	—	(896,474)	—
Allocation of fair value to warrants	—	—	—	—	949,121	—	(949,121)	—
Preferred stock accrued dividend payable	—	—	—	—	(107,575)	—	—	(107,575)
Net loss	—	—	—	—	—	—	(5,311,377)	(5,311,377)
Balance December 31, 2003	32,993,912	32,993	1,792,975	1,793	11,477,573	(232,020)	(7,455,599)	3,824,740
2004:
Issuance of common stock for services:
January 2004 - $3.63	52,391	$52	—	—	$190,088	—	—	$190,140
February 2004 - $4.24	25,714	26	—	—	108,979	—	—	109,005
March 2004 - $4.90	47,638	48	—	—	233,584	—	—	233,632
April 2004 - $7.39	11,937	12	—	—	88,145	—	—	88,157
May 2004 - $6.66	43,425	43	—	—	289,006	—	—	289,049
June 2004 - $4.30	16,976	17	—	—	72,980	—	—	72,997
July 2004 - $3.90	21,583	22	—	—	84,206	—	—	84,228
August 2004 - $3.56	26,885	27	—	—	95,570	—	—	95,597
September 2004 - $3.67	49,035	49	—	—	179,738	—	—	179,787
Exercise of class ‘A’ warrants for cash	130,030	130	—	—	274,870	—	—	275,000
Cashless exercise of warrants	51,815	52	—	—	(52)	—	—	—
Contributed services - officer	—	—	—	—	60,000	—	—	60,000
Amortization of deferred compensation	—	—	—	—	—	224,011	—	224,011
Warrants issued for services	—	—	—	—	115,503	—	—	115,503
Warrants issued for legal settlement	—	—	—	—	757,207	—	—	757,207
Cancelled shares	(369,000)	(369)	—	—	369	—	—	—
Convertible Preferred Stock Conversion	750,771	751	(750,771)	(751)	—	—	—	—
Preferred stock accrued dividend payable	—	—	—	—	(246,962)	—	—	(246,962)
Net loss	—	—	—	—	—	—	(4,786,506)	(4,786,506)
Balance September 30, 2004 (unaudited)	33,853,112	$33,853	1,042,204	$1,042	$13,780,804	$(8,009)	$(12,242,105)	$1,565,585

The accompanying notes are an integral part of these financial statements.

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For The Nine Months Ended September 30, 2004 And 2003 And From
Inception Of Development Stage (November 7, 2000) To September 30, 2004

	For the Nine Months Ended September 30,		From Inception of Development Stage (Nov. 7, 2000) to September 30, 2004
	2004	2003 (Restated)
Cash flow from operating activities:
Net loss	$(4,786,506)	$(3,429,086)	$(10,396,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	51,529	21,522	103,119
Amortization of deferred compensation	5,001	6,356	12,874
Services as contributed capital	60,000	56,203	160,000
Common stock issued for services	1,342,590	1,073,131	2,731,093
Warrants issued for services	334,513	1,421,717	2,429,383
Warrants issued for legal settlement	757,207	—	757,207
Change in assets and liabilities:
Prepaid expenses and other current assets	92,644	37,815	(38,105)
Accounts payable and accrued expenses	(382,273)	172,804	74,008
Net cash used in operating activities	(2,525,295)	(639,538)	(4,166,931)
Cash used in investing activities:
Purchase of equipment	(33,142)	(41,466)	(242,886)
Capitalized technology cost	(90,586)	(62,706)	(154,537)
Net cash used in investing activities	(123,728)	(104,172)	(397,423)
Cash flow from financing activities:
Capital contributions	—	—	136,400
Issuance of common stock and exercise of warrants for cash	275,000	598,000	1,080,786
Sale of preferred stock for cash, net of expenses	—	—	4,805,865
Sale of warrants for cash	—	—	125,000
Net cash provided by financing activities	275,000	598,000	6,148,051
Net increase (decrease) in cash and cash equivalents	(2,374,023)	(145,710)	1,583,697
Cash and cash equivalents at beginning of period	3,957,720	148,689	—
Cash and cash equivalents at end of period	$1,583,697	$2,979	$1,583,697

(continued on next page)

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
From
Inception Of Development Stage (November 7, 2000) To September 30, 2004
(Continued)

Supplemental Cash Flow Information:

For the years from inception of development stage (November 7, 2000) to September 30, 2004, Recom paid no interest or income taxes.

Supplement Investing and Financing Activities:

In April 2003, the company entered into an agreement with a major shareholder in which it $150,000 of common stock was issued for $33,208 of accrued expenses and $116,792 of furniture and fixtures and leasehold improvements.

The company recorded compensation expense of $60,000 and $56,203 for the nine month periods ended September 30, 2004 and 2003, respectively for the Chief Executive Officer of the company. This compensation was recorded as additional paid in capital.

The company accrued $20,975 at September 30, 2004 for legal expenses that were capitalized in intangible assets-patents. Such amounts were paid in October 2004.

For the nine months ended September 30, 2004, the company has accrued $246,962 in dividends related to the series ‘A’ convertible preferred stock. Such dividends are a non-cash charge as they will be paid in-kind.

The accompanying notes are an integral part of these financial statements.

RECOM MANAGED SYSTEMS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For The Quarters Ended September 30, 2004 and 2003 And From
Inception Of Development Stage (November 7, 2000) To December 31, 2003

1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements as of September 30, 2004 and for the three-months and nine-months periods ended September 30, 2004 and 2003 and from inception (November 7, 2000) to September 30, 2004 have been prepared by Recom pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2003 as disclosed in the company’s 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three months and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

2.    DEVELOPMENT STAGE COMPANY; GOING CONCERN

The company is a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7, and has losses from inception, negative cash flows from operations, and no established source of revenue. The company does not anticipate that it will introduce its products to market until late 2005. Management believes that the company has sufficient capital to fund its operations only through February 2005. The foregoing matters raise substantial doubt about the company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

In order to address the company’s capital requirements, management will seek to raise additional cash and working capital through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. The company may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. The company does not currently have any binding commitments for, or readily available sources of, additional financing.

3.    PRO FORMA STOCK OPTION INFORMATION

Pro forma information regarding the effects on operations as required by SFAS No. 123 and SFAS No. 148, has been determined as if the company had accounted for its employee stock options under the fair value method of those statements. Pro forma information is calculated using the Black-Scholes method at the date of grant based on the following assumptions as of the quarter ended September 30, 2004: (i) risk free interest rate of 2.56%; (ii) dividend yield of 0%; (iii) volatility factor of the expected market price of the company's common stock of 90.42%; and (iv) an expected life of the options of 1.5 years. This option valuation model requires input of highly subjective assumptions. Because the company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of the estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

The company's pro forma information is as follows:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 200	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Net loss attributed to common stockholders	$(1,425,646)	$(912,577)	$(5,033,468)	$(3,429,086)

Current period expense calculated under APB 25	—	242,550	—	242,550

Stock compensation calculated under SFAS 1	(96,969)	(40,446)	(323,501)	(634,910)

Pro forma net loss	$(1,522,615)	$(710,473)	$(5,356,969)	$(3,821,446)

Basic and diluted historical loss per share	$(0.04)	$(0.03)	$(0.15)	$(0.11)

Pro forma basic and diluted loss per share	$(0.05)	$(0.02)	$(0.16)	$(0.12)

4.    EQUITY TRANSACTIONS

In February 2004, the company hired an investor relations company. As part of the company’s agreement with the investor relations firm, the firm is to be issued 500 unregistered common shares per month during the six-month term of their engagement. Through June 30, 2004, the investor relations firm was issued 2,500 common shares as part of their services, which were valued at $11,650 based upon the fair market value of the shares determined as the closing stock price as reported by the Over-The-Counter Bulletin Board, also called the OTCBB, at the date of issuance. During the third quarter of 2004, the investor relations firm was issued an additional 1,000 common shares as part of their services, which were valued at $3,880 based upon the fair market value of the shares determined as the closing stock price as reported by the OTCBB, at the date of issuance.

In March 2004, the company hired an additional investor relations company. As part of the company’s agreement with this investor relations firm, the firm is to be issued 25,000 unregistered common shares. The shares were valued at $113,750 based upon the fair market value of the shares determined as the closing stock price as reported by the OTCBB at the date of issuance.

On April 28, 2004, the company committed to issue to a shareholder warrants to purchase 250,000 common shares at $7.90 per share pursuant to a legal settlement. As part of this settlement, the company agreed to immediately register 80,000 common shares previously held by the shareholder, and the shareholder agreed that an additional 369,000 common shares previously held by the shareholder would be cancelled upon the registration of the 80,000 shares. The warrants are exercisable on August 1, 2004, and lapse if unexercised on July 31, 2007. The fair value of warrants was estimated at $757,207 under the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 81.17%, (iii) weighted-average risk-free interest rate of approximately 2.45%, and (iv) expected life of 1.5 years. Although the 80,000 shares have not yet been registered, which is the condition precedent for cancellation of the 369,000 shares, the company has nevertheless treated the 369,000 shares as being cancelled for financial statement disclosure purposes in accordance with financial accounting reporting requirements. In July 2004, the parties agree to cancel the warrants in consideration of a payment to the warrant holder in the amount of $14,500.

During the nine months ended September 30, 2004, the company issued 130,030 common shares related to exercises of class ‘A’ warrants issued as part of a financing transaction in May 2003. The company received cash payments equal to $275,000 related to these exercises.

During the nine months ended September 30, 2004, the company issued 51,815 common shares related to cashless exercises of class ‘A’ warrants originally issued as part of a financing transaction in May 2003. The company received no cash payments related to these exercises.

From January 1, 2004 through June 30, 2004, the company issued in the aggregate 198,081 common shares for marketing and business services. These services were valued at $982,980 based upon the fair market value of the shares determined as the closing stock price as reported by the OTCBB at the date of issuance. Of those shares issued, 52,391 shares of common stock valued at $190,140 were expensed during the fourth quarter of 2003 since the services were rendered during that period.

During the quarter ended September 30, 2004, the company issued 96,503 common shares for marketing and business services rendered during the period. These services were valued at $355,731 based upon the market value of the shares at the date of issuance.

From January 1, 2004 through June 30, 2004, the company issued in the aggregate 196,000 common share purchase options to employees and members of the company’s board of directors. All options were issued at an exercise price equal to the closing market price as reported by the OTCBB on the date of issuance. Of those, 50,000 options were issued in January 2004, vested immediately and were exerciseable at a price of $3.50 per share; 80,000 options were issued in January 2004, vest quarterly over a four year time period and are exerciseable at $3.60 per share; 28,000 options were issued in February 2004, vest quarterly over a one year time period and are exerciseable at $3.70 per share, 10,000 options were issued in April 2004, vest quarterly over a one year time period and are exerciseable at $6.00 per share, and 28,000 options were issued in June 2004, vest quarterly over a one year time period and are exerciseable at $6.25 per share.

During the quarter ended September 30, 2004, the company issued in the aggregate 2,000 common share purchase options to employees and members of the company’s board of directors. All options were issued at an exercise price equal to the closing market price as reported by the OTCBB on the date of issuance and vest quarterly over a one year time period and are exerciseable at $3.95 per share.

As of September 30, 2004, the company has total accrued dividends in the amount of $354,537 related to the series A convertible preferred stock. Of this amount, the company has accrued $246,962 in dividends related to the series ‘A’ convertible preferred stock for the nine months ended September 30, 2004. Such dividends are a non-cash charge as they will be paid in-kind.

As of September 30, 2004, 750,771 series ‘A’ preferred shares were converted into common shares. Of those shares converted, 709,103 were converted from January 1, 2004 through June 30, 2004 and 41,668 were converted during the quarter ended September 30, 2004.

5.    COMMITMENTS AND CONTINGENCIES

In conjunction with Dr. Budimir Drakulic becoming a Vice President and Chief Technology Officer, in October 2002 the company also reached an agreement-in-principle with Dr. Drakulic to offer to sell common shares to certain individuals in order to protect the company’s rights in the Signal Technologies from any litigation that might be filed against Dr. Drakulic and to ensure that the development of the technology would not be interrupted or disrupted while Dr. Drakulic defended any such action. As part of that agreement, the company agreed that should it raise more than $2 million in certain offerings, it would pay 4% of the proceeds of those offerings greater than $2 million to those individuals up to a maximum amount of $480,350. At December 31, 2003, Recom’s potential obligation related to this offering was $104,201. The company reached settlements with a number of those individuals during the first nine months of 2004 and the potential liability has been further reduced. At September 30, 2004, the remaining liability related to the settlement was $21,113.

As of September 30, 2004, the company had accrued dividends payable with respect to the series 'A' preferred shares in the amount of $354,537. Of this amount, $107,575 relates to accrued dividends for the year ended December 31, 2003. These amounts are payable either in cash from funds legally available for that purpose, or in kind, in the form of additional series 'A' preferred shares, at the company’s discretion. The company intends to pay this dividend in kind. This accrued dividend is included in accounts payable and accrued expenses.

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

6.    LEGAL PROCEEDINGS

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

On May 19, 2004, a complaint was filed against Recom in the Superior Court of Arizona, County of Maricopa, in an action entitled William A. Miller v. Recom Managed Systems. The complaint seeks declaratory relief, specific performance or damages for breach of contract. Mr. Miller alleged he was granted options to purchase 300,000 common shares of Recom at $0.01 per share. Recom believes the claim is without merit and plans to vigorously defend itself in the action. Prior to the filing of the complaint, none of the officers or directors of Recom had ever met with or spoken to Mr. Miller or his agents or even knew who Mr. Miller was. In July 2004, Recom filed a motion to dismiss the action on the basis of lack of personal jurisdiction, and is waiting for the court to set a hearing date for the motion.

7.    SUBSEQUENT EVENTS

On October 1, 2004, the company reduced the exercise price of the class ‘C’ common stock purchase warrants issued as part of the units sold in October 2003. The exercise price of the warrants has been reduced to $3.00, from $3.75. The aggregate number of warrants which have been repriced is 896,488. As a result of this repricing, the company will record a non-cash expense of $158,516 during the fourth quarter.

After September 30, 2004, 175,007 series ‘A’ preferred shares were converted into common shares.

PLAN OF OPERATION

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with (1) our interim unaudited financial statements and their explanatory notes included as part of this report, and (2) our annual audited financial statements and and explanatory notes for the year ended December 31, 2003 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC, as it may be amended.

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

Development Stage Company; Going Concern

We are a development stage company under the provisions of SFAS No. 7, and have negative cash flows from operations and no current established source of revenue. We do not anticipate that we will introduce our products to market until late 2005, and have sufficient capital only to fund our operations only through February 2005. The foregoing matters raise substantial doubt about our ability to continue as a going concern. See note 2 to the interim financial statements included in this report and “Liquidity And Capital Resources” below relating our plans to address our anticipated capital deficiency.

Results Of Operations

Our net loss before preferred dividends increased by $1,357,420 from $3,429,086 for the nine-month interim period ended September 30, 2003, to $4,786,506 for the nine-month interim period ended September 30, 2004, largely due to equity compensation expense related to a legal settlement in the second quarter of fiscal 2004 ($757,207) and to increased research and development expenditures. Research and development expenditures increased from $166,910 for the nine-month interim period ended September 30, 2003 to $880,523 for the nine-month interim period ended September 30, 2004, reflecting the continued ramp-up in our research and development activities, including the addition of engineering personnel. General and administrative expenses increased from $3,262,176 to $3,905,983 for the nine-month interim periods ended September 30, 2003 and 2004, respectively, reflecting the previously mentioned legal settlement. The primary components of general and administrative expenses were investment banking, legal and general consulting fees We also incurred preferred dividend expense of $246,962 for the nine-month interim period ended September 30, 2004.

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

●	We need to complete the design and fabrication of a pre-production version of the Model 100 Module to assure compliance to all performance, safety, environmental and regulatory standards. This activity will be performed for Recom by Battelle Memorial Institute, Health and Life Sciences pursuant to a research and development services agreement. Under the agreement, Battelle Memorial Institute will complete the design and engineering of the pre-production patient module in compliance with all applicable performance, safety, environmental and regulatory standards, including (1) the consensual ANSI/AAMI EC-38 industry standards for ambulatory ECG devices, and (2) all relating to electromagnetic interference, electromagnetic susceptibility, shock and current leakage, transmission frequency and labeling. The estimated cost of these activities under the contract is approximately $500,000. Under our agreement with Battelle Memorial Institute, a January 2005 completion date has been targeted.

●	Upon fabrication of a pre-production version of the Model 100 Module, it will be tested by Battelle Memorial Institute using an independent third-party testing company at the end of project in conjunction with the ancillary products to verify compliance to all performance, safety and regulatory standards before marketing commences as required by the FDA to assure substantial equivalency to the predicate heart monitor systems cited in our abbreviated 510(k) submission. The estimated cost of these activities is $30,000. We anticipate these testing activities will be completed by Battelle Memorial Institute’s January 2005 target completion date.

●	Selection of an ECG analysis software system that we will recommend for use with our monitor systems will be required, as well as the necessary integration engineering to ensure that our Model 100 Module reliably and accurately produces signal data in a format compatible with that software. We anticipate we will spend approximately $250,000 to purchase the selected software packages, and an additional $20,000 to conduct the requisite integration engineering and testing activities. We anticipate we will identify and purchase the software and complete the integration engineering and testing activities by the end of the fourth quarter of 2004.

●	Upon the completion of fabrication and testing of the pre-production version of our Model 100 Module, we intend to execute test protocols for user preference testing and for performance data generation that will compare the performance, usability and aesthetic aspects of our Model 100 Monitoring System to competitive systems. We will then coordinate the writing of a number of technical papers relating to the effectiveness of our monitor system and publish the results in peer review journals. The papers will also be presented at technical conferences and/or published in peer-reviewed scientific and medical journals. We also intend to make arrangements with four or more hospitals, clinics or research institutions to evaluate our monitor system. Our anticipated budget for these activities is $200,000. We have recently entered into an agreement with the Duke Clinical Research Institute at Duke University to evaluate our Model 100 System against top-end ECG systems. Under this agreement, we will pay Duke the sum of $92,500 to evaluate our Model 100 System for 50 to 90 patients. We anticipate that the study will be completed in August 2005.

●	We also intend to conduct performance and user preference tests to determine the ease-of-use and convenience of our Model 100 Monitor System as measured against competitive systems. This testing will be conducted at our on-site laboratory facility. A minor expense of the testing plan will be the cost to acquire competitive devices. We have budgeted $28,000 for this phase, and have recently reached an oral agreement with Coast IRB, LLC to conduct our first user preference test at a date to be determined at a cost of $2,500.

●	We have budgeted $40,000 to purchase various items of equipment, including a treadmill and analysis system, in order to test the potential operation of our monitor system for exercise/stress applications.

●	We will also continue investigation and development work on advanced patient modules and ancillary system offerings in the electrode technology area. We have budgeted approximately $280,000 to conduct these research and development activities and expect to complete them by the last quarter of 2005. Included in these costs is an additional $100,000 payable to Battelle Memorial Institute under its research and development services agreement relating to the potential modification of the patient module design to comply with the ANSI/AAMI EC-11 and EC-13 standards for diagnostic ECG applications.

●	We will also continue investigation and development work on our patient vest. We project that we will spend approximately $230,000 to conduct these development activities, and expect to complete them by the last quarter of 2005.

●	We will also continue investigation and development work on software that could be used to create a continuous preventive monitoring program. We project that we will spend approximately $200,000 on these activities, and expect to complete them by the second quarter of 2005.

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

We anticipate that we will add four additional employees to our staff during the twelve month period following the date of this report, comprised of the three regional sales managers noted above and a permanent chief financial officer who will replace our outside interim chief financial officer.

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

Liquidity And Capital Resources

For the period January 1, 2000 through September 30, 2004, we principally financed our operations through a combination of (1) contributed capital, the sale of our common shares, series ‘A’ preferred shares and common share purchase warrants for cash, and the exercise of stock purchase warrants for cash ($6,720,836); and (2) the issuance of common shares or common share purchase warrants in payment of the provision of services ($5,181,359).

We currently have approximately $1,500,000 of cash on hand, which we project will fund our anticipated costs through February 2005. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated. Once we commence marketing our patient modules as part of our monitor systems, we will nevertheless continue to be cash flow negative due to our costs exceeding our revenues for an indefinite period of time. We will need to raise additional cash and working capital to cover the shortfall in our cash and working capital anticipated to occur by the end of February 2005 until such time, if at all, we become cash-flow positive. We will seek to raise this additional cash and working capital through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see note 2, Significant Accounting Policies, contained in the explanatory notes to our annual audited financial statements for the year ended December 31, 2003 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC, as it may be amended. On an ongoing basis, we evaluate our estimates, including those related to reserves, impairment of long-lived assets, value of our stock issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

We have incurred cumulative net losses after preferred dividends available to common shareholders in the amount of $12,596,642 from our inception through September 30, 2004. We have no commercial product sales or revenues to date, and do not anticipate that we will commence commercial sales of our heart monitoring products until the end of fiscal 2005. Once we commence marketing our heart monitoring products, we project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs revenues for an indefinite period of time. We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive when our products are initially introduced to markets, due to the significant costs associated with the development and marketing of our products and services.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

We currently have approximately $1,500,000 of cash on hand as of the date of this report, which we project will fund our anticipated costs through February 2005, although this coverage could be less than that period as the result of changes in our anticipated level of operations, higher than expected costs such as through an acquisition of new products, or changes in our business plans. As noted in the prior risk factor, we do not anticipate that we will commence commercial sales of our heart monitoring products until the end of fiscal 2005, and further anticipate that after such introduction we will continue to be cash flow negative due to our costs exceeding our revenues for an indefinite period of time. Based upon the foregoing, we will need to raise additional cash and working capital to cover an expected shortfall in our cash and working capital until such time, if any, as we become cash-flow positive. We currently do not have any binding commitments for, or readily available sources of, additional financing. Should we determine it to be necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

The market for heart monitoring products and services is intensely competitive and characterized by rapidly changing technology, evolving industry standards, and price competition. There are no substantial barriers to entry, and we expect that competition will be intense and may increase. Many of our existing competitors may have substantially greater financial, product development, technical and marketing resources, larger customer bases, longer operating histories, better name recognition and more established relationships in the industry. As a result, certain of these competitors may be able to develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their products and services, or aggressively reduce their sales prices below our costs. We cannot assure you that we will be able compete successfully with existing competitors or new competitors.

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

There are currently outstanding as of October 31, 2004, 842,197 series ’A’ preferred shares each convertible into one common share at the conversion rate of $3 per share, and common share purchase options and warrants entitling the holders to purchase 4,441,256 common shares at a weighted average exercise price of $2.30 per share, including a number granted to directors, officers, employees and consultants that are subject to vesting conditions. In the event of the conversion or exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their conversion or exercise of these securities.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 common and 10,000,000 “blank check” preferred shares. After taking into consideration our outstanding common and preferred shares as of October 31, 2004, we will be entitled to issue up to 65,522,461 additional common shares and 9,157,803 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

Not Applicable

Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities

Not Applicable

Recent Sales Of Unregistered Equity Securities

Rule 506

During the nine-month interim period ended September 30, 2004, we sold or issued the following securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act during the nine-month interim period ended September 30, 2004. The offer and sale of the securities in each offering was exempt from the registration requirements of the Securities Act under Rule 506 insofar as: (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) pursuant to Rule 506(b)(2)(i), there were no more than 35 non-accredited investors in the offering; (3) pursuant to Rule 506(b)(2)(ii), each purchaser in the offering who was not accredited either alone or with his purchaser representative had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risk of the investment, or the company reasonably believed immediately prior to making the sale that such investor came with this description; (4) no offers or sales under the offering was effected through any general solicitation or general advertising within the meaning of Rule 502(c); and (5) the transfer of the securities in the offering were restricted by the company in accordance with Rule 502(d). Except as stated below, no underwriting discounts or commissions were payable with respect to any of the offerings.

●	On April 28, 2004, we issued to Mr. Rex Julian Beaber warrants to purchase 250,000 restricted common shares at $7.90 per share. The warrants are exercisable on or after August 1, 2004, and lapse if unexercised on July 31, 2007. The warrants were granted to Mr. Beaber in connection with a settlement agreement pursuant to which Mr. Beaber agreed to surrender 369,000 unregistered common shares in exchange for the warrants and the company’s agreement to register another 80,000 shares held by Mr. Beaber. The value of the grant was $757,207 for financial statement purposes using the Black-Scholes model. The foregoing value does not take into consideration the value of 369,000 common shares Mr. Beaber is required to surrender under the settlement agreement. In July 2004, the parties agree to cancel the warrants in consideration of a payment to Mr. Beaber in the amount of $14,500.

Rule 505

During the nine-month interim period ended September 30, 2004, we sold or issued the following securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 505 of Regulation D promulgated under Section 3(b) of the Securities Act. The offer and sale of the securities in each offering was exempt from the registration requirements of the Securities Act under Rule 505 insofar as: (1) except as stated below, none of the investors in the offering are to the company’s knowledge accredited within the meaning of Rule 501(a); (2) pursuant to Rule 505(b)(2)(i), the aggregate offering price for the offering did not exceed $5,000,000, less the offering price of all securities sold within the twelve months preceding the start of and during the offering of securities under Rule 505 or in reliance upon any exemption under Section 3(b) of the Securities Act of 1933 or in violation of Section 5 of the Securities Act of 1933; (3) pursuant to Rule 505(b)(2)(ii), there were no more than 35 non-accredited investors in the offering; (4) no offers or sales under the offering was effected through any general solicitation or general advertising within the meaning of Rule 502(c); and (5) the transfer of the securities in the offering were restricted by the company in accordance with Rule 502(d). Except as stated below, no underwriting discounts or commissions were payable with respect to any of the offerings.

●	On January 20, 2004, we issued to Ms. Jennifer Black, in her capacity as a director, options to purchase 50,000 common shares at $3.60 per share under our 2002 Stock Plan. The options were fully vested upon grant, and lapse if unexercised on January 19, 2009. We valued the grant at $69,798 for financial statement purposes using the Black-Scholes model. Ms. Black is accredited.

●	On January 20, 2004, we issued to four employees options to purchase a total of 80,000 common shares at $3.60 per share. The options vest over a period of five years, and lapse if unexercised on January 19, 2009. We valued the grant at $114,868 for financial statement purposes using the Black-Scholes model.

●	On February 5, 2004, we issued to Dr. Robert Koblin, in his capacity as a director, options to purchase 28,000 common shares at $3.70 per share. The options vest quarterly over a period of one year, and lapse if unexercised on February 4, 2008. We valued the grant at $41,321 for financial statement purposes using the Black-Scholes model. Dr. Koblin is accredited.

●	On February 11, 2004, we entered into a marketing agreement with The Ruth Group under which we agreed to issue 500 restricted common shares to it per month as partial compensation under the agreement for the provision of investor relations and media relations consulting services over a six-month period, including introducing our company to its’ broker network, disseminating information about our company, organizing conferences and due diligence meetings, fielding calls with investors and brokers, and procuring analyst coverage or investment banking sponsorships. We have granted 3,500 common shares to date pursuant to the agreement, with a total value of $15,530 for financial statement purposes.

●	On March 10, 2004, we entered into a marketing agreement with Aurelius Consulting Group, Inc. under which we agreed to issue 25,000 restricted common shares to it as partial compensation under the agreement for the provision of various investor relations services over a six-month period, including introducing our company to its’ broker network, disseminating information about our company, organizing conferences and due diligence meetings, fielding calls investors and brokers, and procuring analyst coverage or investment banking sponsorships. We valued the grant at $113,750 for financial statement purposes.

●	On April 1, 2004, we issued to Messrs. Marvin H. Fink and Ellsworth Roston, Dr. Robert Koblin, and Ms. Jennifer Black, in their capacity as directors, options to purchase 2,000, 2,000, 4,000 and 2,000 common shares at $6 per share. The options vest quarterly over a period of one year, and lapse if unexercised on March 31, 2009. We valued the grant at $23,536 for financial statement purposes using the Black-Scholes model. Messrs. Fink and Roston and Dr. Koblin are each accredited.

●	On June 6, 2004, we issued to Dr. Lowell T. Harmison, in his capacity as a director, options to purchase 28,000 common shares at $6.25 per share. The options vest quarterly over a period of one year, and lapse if unexercised on June 5, 2009. We valued the grant at $68,647 for financial statement purposes using the Black-Scholes model. Dr. Harmison is accredited.

●	On July 8, 2004, we issued to Mr. Ellsworth Roston, in his capacity as a director, options to purchase 2,000 common shares at $3.95 per share. The options vest quarterly over a period of one year, and lapse if unexercised on July 7, 2009. We valued the grant at $3,408 for financial statement purposes using the Black-Scholes model. Mr. Roston is accredited.

Use Of Proceeds Of Registered Offerings

Not Applicable.

Repurchases Of Equity Securities

During the nine-month interim period ended September 30, 2004, we did not repurchase any equity securities.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

DISCLOSURE CONTROLS AND PROCEDURES

Our President and Chief Financial Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the United States Securities Exchange Act of 1934 as of a date within 90 days prior to the filing date of this quarterly report. Based upon that evaluation, our President and Chief Financial Officer concluded that, as of the date of the evaluation, our disclosure controls and procedures are effective in making known to them on a timely basis material information relating to our company (including consolidated subsidiaries) required to be included in this quarterly report. There were no significant changes in our internal controls or in other factors that could significantly affect these controls, known to our President or Chief Financial Officer, subsequent to the date of the evaluation, including any significant deficiencies or material weaknesses that would require corrective action.

OTHER INFORMATION

Voluntary Reports

None.

Material Changes To Director Nominee Procedures

There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors since our last disclosure of those procedures pursuant to SEC rules.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

2.1	Disclosure Statement (9)

3.1	Amended And Restated Certificate Of Incorporation Of Recom Managed System, Inc. filed by the Delaware Secretary of State on November 6, 2000 (1)

3.2	Certificate Of Amendment Of Certificate Of Incorporation Of Recom Managed System, Inc. filed by the Delaware Secretary of State on June 20, 2003 (8)

3.3	Certificate Of Designation Of Rights, Preferences And Limitations Of Series ’A’ Convertible Preferred Stock Of Recom Managed System, Inc. filed by the Delaware Secretary of State on September 9, 2003 (9)

3.4	Amendment To Certificate Of Designation Of Rights, Preferences And Limitations Of Series ’A’ Convertible Preferred Stock Of Recom Managed System, Inc. filed by the Delaware Secretary of State on April 26, 2004 (9)

3.5	Bylaws Of Recom Managed Systems, Inc. adopted March 31, 2003 (6)

5.1	Specimen common stock certificate (8)

5.2	Specimen series ’A’ preferred stock certificate (8)

5.3	Recom Managed Systems, Inc. 2002 Stock Plan adopted on November 1, 2002 (6)

5.4	Form of option issued under Recom Managed Systems, Inc. 2002 Stock (8)

5.5	Recom Managed Systems, Inc. 2003 Nonqualified Stock Option And Stock Plan adopted on March 31, 2002 (6)

5.6	Warrant To Purchase Common Stock dated September 19, 2002 issued to Sim Farrar (2)

5.7	Form of Standard Warrant (8)

5.8	Form of Class ’A’ Warrant (8)

5.9	Form of Class ’C’ Warrant (8)

5.10	Agent’s Warrant dated November 1, 2003 with Maxim Group LLC (9)

5.11	Agent’s Warrant dated November 1, 2003 with Jenkins Capital Management, LLC (11)

10.1	Standard Multi-Tenant Office Lease dated August 20, 2002 between Bershin Properties I, LLC, as lessor, and Recom Managed Systems, Inc., LLC, as lessee (9)

10.2	Addendum To Standard Office Lease dated August 20, 2002 between Bershin Properties I, LLC, as lessor, and Recom Managed Systems, Inc., as lessee (9)

10.3	Addendum To Standard Office Lease dated December 17, 2003 between Bershin Properties I, LLC, as lessor, and Recom Managed Systems, Inc., as lessee (9)

10.4	Stock Acquisition and Signal Technologies Transfer Agreement dated September 12, 2002 between Recom Managed Systems, Inc. and ARC Finance Group, LLC (2)

10.5	Employment Agreement dated October 14, 2002 between Recom Managed Systems, Inc. and Marvin H. Fink (3)

10.6	License Agreement dated December 9, 1993 between Dr. Budimir S. Drakulic and Teledyne Electronic Industries, Inc. (8)

10.7	Restricted Stock Agreement dated October 14, 2002 between Recom Managed Systems, Inc. and Marvin H. Fink (3)(4)

10.8	Indemnification Agreement dated October 14, 2002 between Recom Managed Systems, Inc. and Marvin H. Fink (3)(4)

10.9	Loan-out Agreement dated October 15, 2002 between Recom Managed Systems, Inc. and Budimir Drakulic, B World and B Technologies (3)

10.10	Restricted Stock Agreement dated October 15, 2002 between Recom Managed Systems, Inc. and Budimir Drakulic, B World and B Technologies (3)(5)

10.11	Consulting Agreement dated November 1, 2002 between Recom Managed Systems, Inc. and Ellsworth Roston (3)

10.12	Employment, Confidential Information, Invention Assignment, And Arbitration Agreement dated October 15, 2002 between Recom Managed Systems, Inc. and Budimir Drakulic, B World and B Technologies (3)(5)

10.13	Consulting Agreement dated February 14, 2003 between Recom Managed Systems, Inc. and Lowell T. Harmison (8)

10.14	Employment Agreement dated March 10, 2003 between Recom Managed Systems, Inc. and Charles E. McGill (6)

10.15	Investment Banking Agreement dated April 15, 2003 between Recom Managed Systems, Inc. and Brookstreet Securities Corporation (7)

10.16	Investment Banking Agreement dated July 17, 2003 between Recom Managed Systems, Inc. and Maxim Group, LLC (9)

10.17	Placement Agency Agreement dated September 4, 2003 between Recom Managed Systems, Inc. and Maxim Group, LLC (9)

10.18	Form of Registration Rights Agreement for purchasers of Series ’A’ Preferred Stock (8)

10.19	Scope Letters and Engagement Agreements dated December 18, 2003, January 23, 2004 and March 22, 2004 between Recom Managed Systems, Inc. and CFO 911 (9)

10.20	Non-Binding Letter of Intent dated January 10, 2004 between Recom Managed Systems, Inc. and TZ Medical Inc. (9)

10.21	Settlement Agreement And Releases, Warrant and Piggyback Registration Rights Agreement each dated April 28, 2004 between Recom Managed Systems, Inc., Mitchell J. Stein, ARC Finance Group, LLC, Tracey Hampton-Stein and Rex Julian Beaber (9)

10.22	Consulting Agreement between Recom Managed Systems, Inc. and Dr. Michael Laks (10)

10.23	Consulting Agreement between Recom Managed Systems, Inc. and Dr. Mitchell W. Krucoff (10)

10.24	Research And Development Services Agreement dated May 12, 2004 between Recom Managed Systems, Inc. and Battelle Memorial Institute (10)

10.25	Sponsored Research Agreement dated August 30, 2004 between Recom Managed Systems, Inc. and Duke Clinical Research Institute (11)

10.26	Consulting Agreement between Recom Managed Systems, Inc. and Dr. Andrea Natale (11)

21	List of subsidiaries *

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act *

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act *

32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act *

32.1	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act *

__________________
*	Filed herewith
(1)	Previously filed as an exhibit to our report on form 10-KSB for our fiscal year ended December 31, 2001 filed with the SEC on February 22, 2002.
(2)	Previously filed as an exhibit to our report on form 8-K filed with the SEC on September 25, 2002.
(3)	Previously filed as an exhibit to our report on form 10-QSB for our fiscal quarter ended September 30, 2002 filed with the SEC on November 12, 2002.
(4)	Filed as part of the Employment Agreement for Mr. Fink noted in item 10.5.
(5)	Filed as part of the Loan-Out Agreement for with B World Technologies, B Technologies and Dr. Drakulic noted in item 10.9.
(6)	Previously filed as an exhibit to our report on form 10-KSB for our fiscal year ended December 31, 2002 filed with the SEC on March 26, 2003.
(7)	Previously filed as an exhibit to our report on form 10-QSB for our fiscal quarter ended March 30, 2003 filed with the SEC on May 7, 2003.
(8)	Previously filed as an exhibit to our registration statement on form SB-2 filed with the SEC on January 2, 2004.
(9)	Previously filed as an exhibit to our registration statement on form SB-2 (amendment no. 2) filed with the SEC on May 11, 2004.
(10)	Previously filed as an exhibit to our registration statement on form SB-2 (amendment no. 3) filed with the SEC on July 22, 2004.
(11)	Previously filed as an exhibit to our registration statement on form SB-2 (amendment no. 4) filed with the SEC on October 18, 2004.

Reports on Form 8-K

During the nine-month interim period ended September 30, 2004, we did not file any reports on form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Studio City, California, this 14th day of November, 2004.

RECOM MANAGED SYSTEMS, INC.

By:	/s/ Marvin H. Fink

Marvin H. Fink Chief Executive Officer and President (principal executive officer)

By:	/s/ Charles Dargan

Charles Dargan Interim Chief Financial Officer (principal accounting and financial officer)