Form 10KSB
period 2004-12-31
RECOM MANAGED SYSTEMS INC DE/
filed 2005-03-31
CIK 810365

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10–KSB

_________________

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:   Yes    ☒   No   ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:   ☒

The issuer’s revenues for its most recent fiscal year (fiscal 2004) was $0.

The aggregate market value of the issuer’s voting and non-voting common equity held by the issuer’s non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days, was $29,789,000 as of March 25, 2005.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court during the past five years:   Yes   ☒   No   ☐

The number of shares outstanding of each of the issuer’s classes of stock as of as of March 25, 2005, the latest practicable date, was 35,077,947 shares of common stock and 275,323 shares of series ‘A’ convertible preferred stock.

Documents Incorporated By Reference

The issuer has not incorporated by reference into this annual report: (1) any annual report to the issuer’s securities holders, (2) any proxy or information statement, or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act.

-i-

Table Of Contents

BUSINESS

5

Overview 5

Corporate History 5

Description Of Heart Monitor Systems And ECGs 6

Description of Current Products 8

Description of Products Or Services In Investigatory or Early Research & Development Stage 10

Description of Signal Technologies 11

EEG Products 12

Competition 12

Market Size 12

Marketing And Distribution Strategy 13

Manufacturing Capacity 13

Research And Development 13

Regulatory Overview 14

Patents And Licenses 16

Competition 17

Costs And Effects Of Compliance With Environmental Laws 17

Subsidiaries 17

Employees 17

PROPERTIES

17

FINANCIAL STATEMENTS AND SUMMARY FINANCIAL DATA

18

PLAN OF OPERATION

18

General 18

Overview 18

Development Stage Company; Going Concern 19

Results of Operations 19

Plan of Operation 20

Liquidity and Capital Resources 22

Critical Accounting Policies 23

Recent Accounting Pronouncements 23

MANAGEMENT

25

Identity 25

Business Experience 26

Board Of Directors 27

Board Committees 28

Board Compensation 28

Medical Advisory Board 29

Senior Medical Advisors 30

Medical Advisor Compensation 30

Other Significant Employees And Consultants 30

Employment And Consulting Agreements With Management 31

Summary Compensation Table 33

Stock Options And Stock Appreciation Rights Grant Table 34

Stock Options And Stock Appreciation Rights Exercise And Valuation Table 35

Compliance With Section 16 35

Code of Ethics 35

PRINCIPAL SHAREHOLDERS

36

TRANSACTIONS AND BUSINESS RELATIONSHIPS WITH MANAGEMENT AND PRINCIPAL SHAREHOLDERS

38

Transactions With Executive Officers, Directors And Shareholders 38

Parent Corporation 38

EQUITY COMPENSATION PLANS

38

-ii-

Summary Equity Compensation Plan Data 38

Description of Equity Compensation Plans Approved By Shareholders 39

Description of Equity Compensation Plans Not Approved By Shareholders 40

UNCERTAINTIES AND RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

40

Risks Relating To Our Business 41

Risks Relating To An Investment In Our Securities 44

LEGAL PROCEEDINGS

47

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

47

MARKET PRICE OF AND DIVIDENDS ON OUR COMMON SHARES AND RELATED STOCKHOLDER MATTERS

47

Description Of Market 47

Dividend Policy And Restrictions On Payment Of Dividends 48

Repurchases Of Equity Securities 48

Recent Sales Of Unregistered Securities 48

PRINCIPAL ACCOUNTANT FEES AND SERVICES

48

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

49

CONTROLS AND PROCEDURES

49

Evaluation Of Disclosure Controls And Procedures 49

Changes in Internal Control over Financial Reporting 49

Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls 50

Other Observations 50

OTHER INFORMATION

50

EXHIBITS

50

RECOM MANAGED SYSTEMS, INC.  ANNUAL FINANCIAL STATEMENTS  DECEMBER 31, 2004

54

SIGNATURES OF EXECUTIVE OFFICERS

55

SIGNATURES OF BOARD OF DIRECTORS

55

-iii-

ADVISEMENTS

The information set forth in the section of this annual report captioned “Business” is current as of March 25, 2005, unless an earlier or later date is indicated in that section.  The information set forth in the sections of this annual report other than “Business” is current as of December 31, 2004, unless an earlier or later date is indicated in those sections.

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

In this annual report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results.  These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances.  You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions.  When reading any forward looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:  (1) the success of our research and development activities, the development of a viable commercial production model, and the speed with which regulatory authorizations and product launches may be achieved; (2) whether or not a market for our products develops and, if a market develops, the pace at which it develops; (3) our ability to successfully sell our products if a market develops; (4) our ability to attract the qualified personnel to implement our growth strategies, (5) our ability to develop sales, marketing and distribution capabilities; (6) our ability to obtain reimbursement from third party payers for the products that we sell; (7) the accuracy of our estimates and projections; (8) our ability to fund our short-term and long-term financing needs; (9) changes in our business plan and corporate strategies; and (10) other risks and uncertainties discussed in greater detail in the sections of this annual report, including those captioned “Plan of Operation” and “Uncertainties And Risk Factors That May Affect Our Future Results And Financial Condition”.

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

BUSINESS

Overview

Recom Managed Systems, Inc. (“we”, “our company” or “Recom”) is a development stage medical device company focused on researching, developing and marketing medical devices which monitor and measure physiological signals in order to detect diseases that impact an individual’s health.  Physiological signals are small bioelectrical signals generated by the body. Our initial product will be patient modules used as part of a heart monitor system to acquire, amplify and process physiological signals associated with a patient’s cardiovascular system.  Heart monitor systems are used by heart specialists known as cardiologists to collect physiological data for electrocardiogram or “ECG” tests for the purpose of detecting and identifying cardiovascular disease.  Our patient module will operate using a proprietary and patented “amplification” technology which provides the capability to enlarge and process the physiological signals to discriminate them from ambient or background electromagnetic noise and to facilitate the examination of the signal data for diagnostic purposes.  Our amplification technology is an enhancement of an amplification technology first developed for the United States Air Force to record bioelectrical signals from a pilot’s brain, known as an electroencephalogram or “EEG.”  Earlier versions of the technology were also used by the National Institute of Health as well as companies such as Titan Systems and Teledyne, Inc. for purposes of monitoring different physiological signals relating to the brain.

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

On September 19, 2002, we acquired certain know how, trade secrets and other proprietary intellectual property rights relating to the development of a physiological signal amplification equipment and technology, referred to in this report as the “Signal Technologies”, from ARC Finance Group, LLC, our parent corporation, in exchange for 23,400,000 common shares (7,800,000 shares pre-split).  The shares represented approximately 85% of our issued and outstanding common shares.  We valued the Signal Technologies at $78,023 for financial accounting purposes, reflecting the ARC Finance Group’s cost to acquire the Signal Technologies from Dr. Budimir S. Drakulic as discussed below.  The terms of the acquisition were determined by the parties on an arms-length negotiated basis. No independent valuation was sought from a business/technology appraiser or other third party due to financial constraints.  There was no relationship between Recom, including our officers, directors and shareholders, and ARC Finance Group, including its officers, directors and shareholders, prior to our acquisition of the Signal Technologies from ARC Finance Group.  No finder’s fees or other forms of consideration were paid by Recom or ARC Finance Group or our respective officers, directors or shareholders in connection with our acquisition of the Signal Technologies.

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

We do not consider Recom to be a “blank check” company as that term is defined in Rule 419 of Regulation C promulgated under the Securities Act of 1933, as amended (the “Securities Act”) as our business plan does not contemplate our engaging in any merger or acquisition with any unidentified company, entity or person.  Notwithstanding the foregoing, should we in the future identify a technology, product or business we deem advisable to acquire, we reserve the right to consider that acquisition at that time.  We had previously considered the acquisition of a non-prescription heart monitor system from TZ Medical, Inc., however we have decided not to pursue that acquisition.

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

When an ECG test is ordinarily conducted in a clinical setting, the physiological signals from the patient’s heart are displayed through a heart monitor system called a 12-lead ECG, based on acquiring a signal from ten electrodes, one of which is attached to each of the patient’s arms, six to the chest and one to each leg.  The placement of the ten electrodes enables the heart to be examined for different diseases.  Physiological signals generated by the heart are amplified and recorded in the form of a series of waveforms that can be displayed on a screen or printed on paper for interpretation by a cardiologist.  Any irregularity in heart rhythm, damage or stress to the heart muscle will result in a deviation from a normal waveform.

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

•

ECGs administered in the exercise or stress setting are given while the patient exercises on a treadmill, step machine or exercise cycle to enable the cardiologist to monitor, among other things, his heart behavior under conditions of physical stress.  Exercise can exacerbate cardiovascular abnormalities that are not present at rest and it can be used to determine the adequacy of cardiac function.  Similar to an ambulatory ECG, this allows the cardiologist to identify different heart disease such as cardiac ischemia and cardiac hypertrophy as well as the existence of past or presently occurring heart attacks that may not be evident under a clinical resting or simple ambulatory ECG test conditions.  However, while external sources of ambient noise can be reduced in the clinical setting when exercise ECGs are conducted, high levels of physical activity inherent in exercise ECGs generate higher internal levels of ambient noise due to necessary patient movement.  To address this issue, exercise ECG devices are connected to computers which run sophisticated software to filter and process physiological signals and produce “average” waveforms for interpretation by the cardiologist.  However, the American Heart Association1 and American College of Cardiology2

.each state that computer processing is not completely reliable because of software limitations in handling noise, the technical limitations of the software algorithms and therefore, cardiologists are advised to look at the raw data and not rely solely upon the results obtained by software processing of original data.

Description of Current Products

Model 100 Ambulatory Monitor System

In December 2004, we completed the design, fabrication and testing of a pre-production model of our first product for commercialization, our battery-operated, digital 12-lead Recom Model 100 Patient Module or “Model 100 Module”.  This work was completed for us in December 2004 by Battelle Memorial Institute, Health and Life Sciences pursuant to a research and development services agreement.  As discussed below, the Model 100 Module will be used as the primary component of a 12-lead ambulatory heart monitor system to acquire, process, amplify and store physiological signal data.  In operation, the Model 100 Module will be used in conjunction with two accessories.  The first being a currently-available FDA-cleared or approved electrode/lead wire set which Recom has engineered the Module 100 to be compatible with and recommends for use with the module, and the second being a currently-available personal digital assistant or “PDA” device which Recom has also engineered the Module 100 to be compatible with and will recommend for use with the module.  Once physiological data is recorded and stored, it will then be interpreted at a later date by a cardiologist using currently-available FDA-cleared or approved ECG analysis software program.  By way of example, Recom currently intends to design the Model 100 Module to work with FDA-cleared and available electrodes and lead wire sets such as the ConMED D-series ECG Cable and 3M Red Dot Snap Monitoring Electrodes, and for its data to be interpreted by FDA-cleared analysis software programs marketed such as those offered by Northeastern Monitoring, Mortara, Phillips and/or General Electric.  In this report and, as discussed below, in Recom’s regulatory filings with the FDA, we refer to the foregoing heart monitor system by which the Model 100 Module interfaces with compatible FDA-cleared or approved electrode/lead wire sets and PDAs as the “Model 100 Monitor System”, and the compatible electrode/lead wire sets, PDAs and ECG analysis software as the “ancillary products”.

The Model 100 Monitor System is an ambulatory patient heart monitor or recording system that will allow a patient’s heart to be continuously monitored over a period of 24 to 48 hours while the patient carries out his or her daily activities away from the physicians’ office or hospital.  As previously noted, the primary component of the monitor system is the Model 100 Module, a compact device approximately 4 x 3.5 x 1.5 inches in size and 5.5 oz. in weight, which acquires the physiological signals from the patient by means of the electrodes; processes and amplifies the signals using the Signal Technologies; and then transmits the signal data wirelessly to the PDA to be stored as a file on a flash card.  Patients using the Model 100 Monitor System will be able to move around freely while data is collected by patient module and sent in real time from the patient module to the PDA and stored on the flash card.  At the conclusion of the recording period, the patient returns the Model 100 Monitor System to the cardiologist, who

1

ACC/AHA 2002 Guideline Update for Exercise Testing, Gibbons RJ et al.

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

As previously noted, we engaged Battelle Memorial Institute, Health and Life Sciences to design, fabricate and test the pre-production model of our Model 100 Module pursuant to a research and development services agreement completed by Battelle Memorial Institute in December 2004.  Battelle Memorial Institute is a global science and technology enterprise with over 16,000 scientists, engineers and support staff that develops and commercializes technology and manages laboratories for customers.  The pre-production model of our Model 100 Module was tested and determined to comply with all applicable performance, safety, environmental and regulatory standards, including the FDA-recognized consensual ANSI/AAMI EC-38 industry standards for ambulatory ECG devices, Federal Communications Commission (“FCC”) requirements for Human Exposure to Radiofrequency (RF), the FDA-recognized consensual industry standards for electromagnetic compatibility for medical devices (EMC), the FDA-recognized IE 60601-1 international safety standard relating to medical electrical equipment, and the FDA's Quality System Regulations.  These testing results also satisfied our obligation under our abbreviated 510(k) submission to have supporting data in our files before marketing the Model 100 Module as part of the Model 100 Monitor System.  As part of our contract with Battelle Memorial Institute, it also manufactured 24 pre-production patient modules which we will use for user preference testing with physicians, hospitals and clinics as discussed below.  We anticipate that we will introduce our Model 100 Monitor System to the market at the American College of Cardiolology Convention to be held in March 2005, and will start selling the devices in early 2006.  In anticipation of formal product introduction, we must make a final determination as to the FDA-approved ECG analysis software system that we will recommend that cardiologists use with our Model 100 Monitor System, and finalize third-party contract manufacturing arrangements.

Description of Products Or Services In Investigatory or Early Research & Development Stage

Diagnostic Ambulatory Monitor System

As previously noted, our Model 100 Module will acquire physiological signals from a patient and store the signal data file on a flash card, which will be delivered to the cardiologist for download and analysis.  In the longer term we intend to investigate the development of an enhanced version of our Model 100 Module with ANSI/AAMI EC-11 and EC-13 diagnostic ECG features and alarm functions integrated into the patient module (the “Model 200 Module”) that would continuously transmit data wirelessly over the Internet to a patient monitoring center as discussed below.  A diagnostic heart monitor is one which can instantaneously interpret data and identify heart conditions, such as arrhythmia.  The Model 200 Module would allow the physician to access the patient record at any time for analysis by simply logging into the server over the Internet, thereby avoiding the necessity of delivering a flash card as contemplated with the Model 100 Module.  In cases of the occurrence of a life-threatening cardiac event, the Model 200 Monitor System would then also transmit a warning or alarm to the patient monitoring center that would be immediately conveyed to the cardiologist for appropriate action.  Similar to the Model 100 Module, the Model 200 Module would be used with commercially available FDA-cleared electrodes and diagnostic software. In this report, we refer to the Model 200 Module and its ancillary products and services as the “Model 200 Monitor System”.

On March 3, 2005, we entered into a research and development services agreement with Battelle Memorial Institute to design, fabricate and test a pre-production model of the Model 200 Module.  As previously noted, Battelle previously completed the design, fabrication and testing of our Model 100 Module in December 2004.  Under the agreement, Battelle will perform its services over a period of 16 months for a fee of $2,815,000, payable as services are performed.  This agreement is terminable by either party upon the provision of 30 days notice.

There are several significant hurdles we would need to satisfactorily address in order to develop the Model 200 Module, including our ability to develop of the software necessary to process and forward the signal data to a patient monitoring center, and to establish compliance with the ANSI/AAMI EC-11 and EC-13 standards for diagnostic ECG systems.  The Model 200 Monitor System would also require FDA approval.  We can give you no assurance that we will be successful in developing the Model 200 Monitor System including developing the necessary software, procuring the necessary FDA approval or clearance for these products and services, or competitively marketing these products and services.

Patient Monitoring Center

As just discussed, the Model 200 Monitor System would transmit signal data and alarms to a patient monitoring center for access over the Internet by a cardiologist.  Several companies currently offer monitoring services for heart monitor products using a variety of transmission methods, such as the telephone and the Internet, so the use of a patient monitoring system with the Model 200 Monitor System would not be considered to be novel.  The establishment of a patient monitoring center enable us to receive a continuous stream of revenues from modules we sell, which would allow us to substantially enhance our revenues over the initial sale of those modules.  Should we proceed with this project, we would most likely either develop our own monitoring centers or acquire an ongoing monitoring business, although we might also consider licensing our software to independent monitoring centers.  As part of this project we are also investigating the development of continuous preventative monitoring software that could be used by the cardiologist to analyze collected signal data continuously collected through the monitoring process.

Before making any decision relating to the establishment or acquisition of a patient monitoring center and continuous monitoring software project, there are numerous business and technical issues we would need to resolve.  Further, the patient monitoring centers and software would also require FDA approval, and the server and network at the patient monitoring center would also need to be compliant with the Health Insurance Portability and Accountability Act, which requires that we meet federally mandated requirements when handling patient data.

At this point we remain in the early investigation stage relative to establishment or acquisition of patient monitoring centers and continuous monitoring software, and cannot provide any guidance as to any estimated timeframes as to when or even if we would formally commence or complete the project, or as to any of the estimated costs involved.  Should we proceed with the project, we can give you no assurance that we will be successful in establishing or acquiring the patient monitoring centers, procuring the necessary FDA approval or clearance for these services, or competitively marketing these services.

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

Description of Signal Technologies

Our patient modules will operate using the Signal Technologies.  The Signal Technologies are a patented amplification technology originally developed by our Vice President and Chief Technology Officer, Dr. Budimir S. Drakulic, to address the electrical interference or “noise” issue.  In an effort to explore ways to accurately and objectively monitor pilot performance, the United States Air Force desired to record a pilot’s neurological brain responses, consisting of tiny electrical impulses generated by the brain, to different tasks and stresses that occur in-flight using an electroencephalogram or EEG test.  However, the Air Force found that the neurological signal monitoring equipment then available was not able to accurately monitor EEG in an electromagnetically-charged environment such as the cockpit of a fighter jet or a B-52 bomber.  In 1992, Dr. Drakulic led a team from UCLA and the Veterans Administration in an effort to develop a device to resolve this problem.  This effort resulted in the creation by Dr. Drakulic in 1994 of a first-generation amplifier that was successfully used by the Air Force to monitor pilot EEG signals.  This early version amplifier is also currently used by the National Institute of Health as well as companies such as Titan Systems and Teledyne, Inc. for purposes of monitoring different physiological signals.

The Signal Technologies were originally acquired by ARC Finance Group from Dr. Drakulic and then by Recom from ARC Finance Group, based upon the belief of Dr. Drakulic and the principals of these companies that the capability of the technology to discriminate EEG signals, particularly in an electromagnetically-charged environment such as fighter aircraft cockpits, would have a similar application in discriminating ECG signals from ambient “noise.”  Specifically, it was and continues to be believed by these persons that the Signal Technologies; as applied to the ECG market, would have the ability to amplify and discriminate the lower-amplitude electromagnetic physiological signals associated with those in the lower and upper portions of the full 0.05 to 150 Hz frequency range, thereby facilitating the ability to more clearly identify heart diseases in an ambulatory setting.  In developing Recom’s initial ambulatory patient modules and overall heart monitor systems, and adopting the Signal Technologies for those modules and systems, Dr. Drakulic has since enhanced the signal processing technology such that Recom has filed three additional patents covering these enhancements.  In order to validate our beliefs as to the performance of our technology in the ECG market, on August 30, 2004 we entered into an agreement with the Duke Clinical Research Institute at Duke University to evaluate the performance of our Model 100 Monitor System against top-end ECG systems.  Under this agreement, the Duke Clinical Research Institute will evaluate our Model 100 Monitor System for 50 to 90 patients.  We anticipate that the study will be completed in August 2005, and published in November 2005.  Since commercial models of our Model 100 Monitor System have not yet been fully tested as to their performance characteristics against top-end non-diagnostic ECG systems, no assurance can be given that the Signal Technologies will perform as anticipated in either the non-diagnostic or diagnostic ECG settings.

EEG Products

We have initiated a study of the applicability of our technology to electroencephalogram or EEG-related applications, in particular the detection of Alzheimer’s, Parkinson’s and other neurological diseases.  As previously discussed above, earlier versions of our amplification technology are now used in EEG equipment used to measure neurological or brain responses.  We believe the enhancements Dr. Drakulic has designed since for ECG purposes may have similar application for the EEG market.  As discussed below in this report, this activity will not impact the Teledyne licensing agreement.  We believe that we will have sufficient initial data by mid-2006 to determine whether or not to proceed to full development of an EEG monitor device.

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

Manufacturing Capacity

To date we have fabricated our prototypes and proof of concept devices in-house and with engineering consultants such at Battelle Memorial Institute.  Our manufacturing strategy dictates that we will rely upon third party FDA-certified contract manufacturers or joint-venture partners both domestically and off-shore to satisfy production requirements when we are able to introduce our products to market.  Most of the components of our products are standard parts which will be available from multiple supply sources at competitive prices.  This, coupled with the significant start-up cost advantages associated with contractors, particularly off-shore contractors, should minimize production and product costs.

Research And Development

We currently conduct research and early stage development activities in-house and with engineering consultants.  We retain title to all improvements or enhancements to our technology developed by or worked on by our engineering consultants under their contracts.  Our research and development expenses for fiscal 2004 and 2003 were $1,663,362 and $497,631, respectively.  None of these expenditures were borne by customers.  We have budgeted $3,000,000 for research and development for fiscal 2005.

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

•

number 10/664,711 captioned “Apparatus for, and Method of, Determining the Characteristics of a Patient’s Heart” filed September 17, 2003, which describes the use of electrodes and amplifiers in a vest;

•

a patent for which a number has yet to be assigned captioned “System for, And Method of, Monitoring Heartbeats of a Patient,” filed on December 9, 2004, which describes technical methods for monitoring a patient’s heart; and

•

a patent for which a number has yet to be assigned captioned “Electrode for and Method of, Indicating Signal Characteristics at Particular Positions in a Patient Body” filed on December 9, 2004, which describes electrodes for monitoring a patient’s heart.

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

Subsidiaries

On October 21, 2003, we formed Memonitor, Inc., a Delaware corporation, to act as a vehicle for the prospective application of our technology for the treatment and monitoring of Alzheimer’s, Parkinson’s and related neurological diseases of the brain.  To date, Memonitor has not commenced business activities, and we will not activate this subsidiary until further developments relating to our pending studies of EEG applications for our technology.

Employees

We currently have eight full-time employees and engage the services of seven engineering, marketing and financial consultants on a part-time basis.  None of our employees is represented by a labor union and we consider our relationships with our employees to be good.

PROPERTIES

Our executive offices are located at 4705 Laurel Canyon Boulevard, Suite 203, Studio City, California.  We lease these facilities, consisting of approximately 3,550 square feet and encompassing four suites including our administrative offices and research and development/laboratory facilities, from Bershin Properties I, LLC through August 31, 2005. We may terminate the lease upon 30 days’ notice and the payment of two months rent.  We currently pay approximately $8,600 per month in base rent for these facilities, which we believe reflects market value, and are also required to pay our share of any increase in operating expenses after August 2002.  Operating expenses include expenses for maintenance of common areas, heating, air conditioning, plumbing, trash disposal, janitorial and security services and other like expenses.  The leased premises are in good condition and we believe they will be suitable for our purposes for at least twelve months.  There is no affiliation between Recom or any our principals or agents and Bershin Properties I, LLC or any of its principals or agents.

FINANCIAL STATEMENTS AND SUMMARY FINANCIAL DATA

Our financial statements and notes thereto are filed in a separate section at the end of this annual report.  The following tables summarize the consolidated statements of operations and balance sheet data for our company for the periods or as of the dates indicated, respectively:

Year Ended December 31,
	2004	2003
Consolidated Statements of Operations Data:
Revenue	$ —	$ —
Research and development expenses	$ (1,663,362)	$ (497,631)
General and administrative expenses	$ (5,052,580)	$ (4,818,443)
Other income (expense)	$ (250,301)	$ 4,697
Net loss	$ (6,966,243)	$ (5,311,377)
Preferred dividend	$ (295,452)	$ (1,953,170)
Net loss attributable to common stockholders	$ (7,261,695)	$ (7,264,547)
Basic and diluted loss per share	$ (0.21)	$ (0.17)
Basic and diluted loss per share attributable to common stockholders	$ (0.22)	$ (0.23)
Weighted average shares outstanding, basic and diluted	33,632,117	31,765,404

December 31, 2004
Consolidated Balance Sheet Data:
Current assets	$ 2,577,712
Total assets	$ 3,052,000
Current liabilities	$ 2,096,399
Total liabilities	$ 2,096,399
Total stockholders’ equity	$ 955,601
Total liabilities and stockholders’ equity	$ 3,052,000

PLAN OF OPERATION

General

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2004 and explanatory notes included as part of this report.

Overview

Recom is a medical device company focused on researching, developing and marketing medical devices which monitor and measure physiological signals in order to detect diseases that impact an individual’s health.  Physiological signals are small bioelectrical signals generated by the body.  Our initial product will be patient modules used as part of a heart monitor system to acquire, amplify and process physiological signals associated with a patient’s cardiovascular system.  Heart monitor systems are used by heart specialists known as cardiologists to collect physiological data for electrocardiogram or “ECG” tests for the purpose of detecting and identifying cardiovascular disease.  Our patient module will operate using a proprietary and patented “amplification” technology which provides the capability to enlarge and process the physiological signals to discriminate them from ambient or background electromagnetic noise and to facilitate the examination of the signal data for diagnostic purposes.  Our amplification technology is an enhancement of an amplification technology first developed for the United States Air

Force to record bioelectrical signals from a pilot’s brain, known as an electroencephalogram or “EEG.”  Earlier versions of the technology were also used by the National Institute of Health as well as companies such as Titan Systems and Teledyne, Inc. for purposes of monitoring different physiological signals relating to the brain.

In December 2004, we completed development of a pre-production model of our first product for commercialization, our battery-operated, digital 12-lead Recom Model 100 Patient Module or “Model 100 Module”. The Model 100 Module will be used as the primary component of a 12-lead ambulatory heart monitor system, referred to as the “Model 100 Monitor System”.  The Model 100 Monitor System is an ambulatory patient heart monitor or recording system that will allow a patient’s heart to be continuously monitored over a period of 24 to 48 hours while the patient carries out his or her daily activities away from the physicians’ office or hospital.  The pre-production version satisfies all performance, safety, environmental and regulatory standards.  We are now in the process of conducting various user preference performance comparison tests relative to top-end ECG systems in anticipation of our planned introduction of the Model 100 Monitor System to market. We do not anticipate that we will introduce our Model 100 Monitor System to the market until March 2005, and will not start selling the device until early 2006.

Development Stage Company; Going Concern

We are a development stage company under the provisions of SFAS No. 7, and have negative cash flows from operations and no current established source of revenue.  At present, we only have sufficient capital on hand to fund our operations only through August 2005 (assuming we reduce our expenditures to minimal levels and do not enter into any commitments for material expenditures).  The foregoing matters raise substantial doubt about our ability to continue as a going concern.  See note 2 to the audited financial statements for the year ended December 31, 2004 and the explanatory notes included as part of this report, and “Liquidity And Capital Resources” below relating our plans to address our anticipated capital deficiency.

Results of Operations

We incurred a net loss before preferred dividends of $6,966,243 for fiscal 2004, as compared to $5,311,377 for fiscal 2003.  The $1,654,866 or 31% increase in our net loss for fiscal 2004 before preferred dividends was attributable to a $1,165,731 increase in research and development expenditures, a $254,998 increase in net other expense,  and a $234,137 increase in general and administrative expense.

Research and development expenditures for fiscal 2004 were $1,663,362, as compared to $497,631 for fiscal 2003.  The $1,165,731 or 234% increase in research and development expenditures reflected the continued ramp-up in our research and development activities, including the addition of engineering personnel.  The primary components of the increase for fiscal 2004 over 2003 were the expenditure of $688,286 for development costs to complete our Model 100 Module prototype; and an increase in $501,009 in compensation relating to research and development activities. These increases were partially offset by a net decrease in other expenditures.

General and administrative expenses for fiscal 2004 were $5,052,580, as compared to $4,818,443 for fiscal 2003. The primary components of general and administrative expenses during fiscal 2004 were legal fees, general consulting fees, settlement costs and investment banking fees.  The $234,137 or 5% increase in general and administrative expenses was principally attributable to a $684,453 increase in consulting fees, a $576,585 increase in litigation settlement costs, and a $449,920 increase in legal fees for fiscal 2004 over 2003, partially offset by a $723,053 reduction in investment banking fees and a $722,352 decrease in employee and director stock and option compensation expense for fiscal 2004 over 2003.  The principal component of the aforesaid litigation settlement costs was a non-cash expense of $757,202 reflecting the grant of a warrant to purchase 250,000 common shares at $7.90 per share, and does not take into consideration the value of 369,000 common shares surrendered as part of such settlement.

We incurred net other expense in the amount of $250,301 in fiscal 2004, as compared to $4,697 of income in fiscal 2003.  Other net expense for fiscal 2004 was principally composed of interest and warrant repricing costs of $304,121, partially offset by interest income of $53,820.

We also incurred preferred dividend expense of $295,452 for fiscal 2004, as compared to $1,953,170 for fiscal 2003.  The $1,657,718 or 85% decrease in preferred dividend expense was principally attributable to one-time charges of $896,474 and $949,121 in fiscal 2003 relating to the value of the beneficial conversion feature of preferred shares and the fair value of warrants issued with the preferred shares, respectively, issued during that year.

Our net loss attributable to common stockholders decreased from $7,264,547 for fiscal 2003 to $7,261,695 for fiscal 2004.  The $2,852 decrease in net loss attributable to common stockholders was principally due to the $1,657,718 decrease in preferred dividend expense, partially offset by the aforesaid $1,654,866 increase to our net loss before preferred dividends.

Plan of Operation

Our plan of operation for the twelve month period following the date of this report is to (1) commence marketing our Model 100 Monitor System, (2) continue research and development activities relating to the development of our Model 200 Monitor System; (3) continue the evaluation process relating to establishment or acquisition of patient monitoring centers and, if the decision is made to proceed with these activities, to commence such activities; (4) to continue the investigation and potential development of our patient electrode vest and enhanced electrodes product ancillaries; and (5) complete initial studies relating to the applicability of our technology to the EEG market.  We currently have budgeted $4,500,000 in costs for the twelve month period following the date of this report, including (1) $1,500,000 to cover our projected general and administrative expenses during this period; (2) $3,000,000 to cover our projected research and development, product testing and pre production engineering costs.

Described below are the company’s various research and development, testing and pre production engineering projects and activities that are currently in progress or which we anticipate will commence during the twelve month period following the date of this report.  As noted below, we anticipate that several of these projects or activities will not be completed until after the twelve month period cited.  Since the anticipated overall cost of each of these later-completed projects or activities cited below necessarily include costs anticipated to be incurred after the end of the twelve month period cited, please note that the aggregate costs for all of the projects and activities cited below exceed the $3,000,000 budgeted as stated above.  Our ability to perform the following activities will be based upon our available capital resources, and these activities will be reduced to the extent such resources are not available.

•

We intend to finalize our selection of an ECG analysis software system that we will recommend for use with our Model 100 Module, as well as the necessary integration engineering to ensure that our Model 100 Module reliably and accurately produces signal data in a format compatible with that software.  We anticipate we will spend approximately $50,000 to $250,000 to purchase the selected software packages, and an additional $20,000 to conduct the requisite integration engineering and testing activities.  We anticipate we will identify and purchase the software and complete the integration engineering and testing activities by the third quarter of 2005.  The foregoing does not include any additional expenditures or time required to modify the aforesaid standard software should that become necessary.

•

We intend to conduct product performance studies comparing our Model 100 Monitor System against top-end ECG systems in order to identify and optimize the performance, usability and aesthetic aspects of our Model 100 Monitor System for marketing purposes.  This testing will be conducted at our on-site laboratory facility.  A minor expense of the testing plan will be the cost to acquire competitive devices.  We have budgeted $28,000 for this phase, and have reached an oral agreement with Coast IRB, LLC to conduct our first user preference test at a date to be determined at a cost of $2,500.

•

We intend to make arrangements with four or more hospitals, clinics or research institutions to evaluate our monitor system in a patient setting, in order to identify and optimize the performance, usability and aesthetic aspects of our Model 100 Monitor System for marketing purposes.  Our anticipated budget for these activities is $400,000, including $92,000 to be paid to the Duke Clinical Research Institute with respect to the first pending evaluation of 50 to 90 patients.  We anticipate that this study will be completed in August 2005, and the results published in November 2005.  We are currently in the process of arranging a second patient study through the Cleveland Clinic, and anticipate developing a protocol for this study in the second quarter of 2005.

•

In order to generate product awareness for our Model 100 Monitor System, we also intend to exhibit at trade shows and coordinate the writing of a number of technical papers relating to the effectiveness of our monitor system and to publish the results in peer review journals.  The papers will also be presented at technical conferences and/or published in peer-reviewed scientific and medical journals.  We have budgeted $100,000 for this phase.

•

We must finalize third-party contract manufacturing arrangements to fabricate our Model 100 Module.

•

We also intend to continue research and development activities with respect to our Model 200 Monitor System, patient monitoring centers and continuous preventative monitoring software project.  With respect to the development of the Model 200 Module that will be the core feature of the Model 200 Monitor System, we have budgeted $2,815,000 to design, fabricate and test a pre-production model of this product under our research and development services agreement with Battelle Memorial Institute. The aforesaid estimate does not include the cost to establish or acquire patient monitoring centers.

•

We also intend to continue investigation and development work on our patient vest.  We project that we will spend approximately $230,000 to conduct these development activities, and expect to complete them by the last quarter of 2005.

•

We will complete initial studies relating to the applicability of our technology to the EEG market.  We project that we will spend approximately $84,000 to conduct these development activities, and expect to complete them by mid-2006.

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

We anticipate that we will add five additional employees to our staff during the twelve month period following the date of this report, comprised of the three regional sales managers noted above, a permanent chief financial officer who will replace our outside interim chief financial officer who we currently engage on a part-time contract basis, and a chief operating officer.

We can give you no assurance that we will be successful in developing our modules, patient vest or enhanced electrodes at all or within the timeframes or at the costs estimated, or in procuring FDA approval or clearance for these products when necessary, or in designing and engineering durable, reliable and competitively priced production versions of any of these products.

Our anticipated costs and project completion dates described above are estimates based upon our current business plan.  Our actual costs or actual project completion dates could vary materially from those estimated.  We may also decide at any time to terminate our ongoing development plans with respect to ancillary products such as our patient vests, enhanced electrodes and proprietary software should we deem them to be impracticable or not be commercially viable.  Further, change to our current business plan could also result, such as the acquisition of new products or services or the decision to manufacture our own products, resulting in a change in our anticipated.  See that section of this report captioned “Forward-Looking Statements”.  At present, no changes to our business plan are being considered, nor is it our plan to change our business plan.

Liquidity and Capital Resources

As reported in our audited financial statements for the year ended December 31, 2004 included as part of this report, for the period January 1, 2003 through December 31, 2004, we principally financed our operations through a combination of (1) gross proceeds from contributed capital, the sale of our common shares, series ‘A’ preferred shares and common share purchase warrants for cash, and the exercise of stock purchase warrants for cash ($6,301,645); (2) the issuance of common shares or common share purchase warrants in payment of the provision of services ($5,725,546); and (3) gross proceeds from the sale of a debenture and common share purchase warrants ($2,000,000).  Included in the foregoing are the following significant transactions:

•

From October through December 2003, we raised $5,378,650 in gross proceeds from a private placement to 100 investors effected through Maxim Group, LLC, a registered broker-dealer, as placement agent, pursuant to which we sold 1,792,976 series ’A’ convertible preferred shares, with each share convertible into one common share; and 896,488 Class ’C’ warrants, each warrant entitling the holder to purchase one common share for $3.75 (later voluntarily reduced by the company to $3).

•

On December 29, 2004, we sold an 8% convertible debenture in the amount of $2,000,000 to DKR SoundShore Oasis Holding Fund Ltd.  Subject to our right to convert the debenture into common shares as discussed below, we are obligated to pay $400,000 in principal on the debenture in cash on May 16, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and August 31, 2005, respectively.  We are also obligated to pay 8% in interest on the outstanding principal on the debenture in cash on May 10, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and August 31, 2005, respectively.  On January 26, 2005, we filed a registration statement to register common shares issuable upon the conversion of the debenture as discussed below, and it was declared effective by the SEC on February 14, 2005.  Accordingly, under the terms of the debenture we are also entitled to pay the principal and interest on the debenture in common shares in lieu of cash so long as we are not otherwise in default under the debenture, and have satisfied certain other conditions including notice requirements.

For so long as the debenture is unpaid, the debenture holder is entitled to convert the debenture into a number of common shares equal to the outstanding principal on the debenture divided by $5.25, such amount representing 105% of the closing price for our common shares on the trading day prior to the sale of the debenture.

Should we elect to make payment in common shares as provided above, the principal and interest under the debenture subject to conversion would be convertible into those shares at the rate of 85% of the average of the three lowest closing prices for those shares during the ten day period prior to the repayment date.  If we only elect to pay interest with common shares, the conversion rate shall be fixed at 90% of the closing price immediately prior to the payment or delivery date.

While we are not generally allowed to pre-pay the debenture before its August 31, 2005 due date without the consent of the debenture holder, we may do so in cash so long as we pay the entire outstanding balance due through maturity and also pays a 10% premium on the outstanding principal.

In the event of our default under the debenture, including both our failure to make principal and interest payments and our failure to comply with various covenants, the interest rate will increase to 15%, and we will be obligated to pay the greater of (1) the principal due under the debenture together with a 30% premium, plus interest accrued; or (2) the principal due under the debenture, plus interest accrued, divided by conversion price were the debenture holder to elect to convert the debentures into company common shares.

As additional consideration for the purchase of the debenture, we also granted to the debenture holder warrants entitling it to purchase 275,000 common shares at the price of $5.75 per share, or 115% of the closing price for those shares on the trading day prior to the sale of the debenture.  These warrants lapse if unexercised by December 29, 2009.  As the result of such grant, we have recorded a non-cash deferred financing charge in the amount of $447,570 reflecting the fair value attributable to these warrants. We have also recorded a non-cash beneficial conversion feature of $408,333, based upon the difference in the effective conversion price of the debenture and the closing price of our common stock on the date of issuance. As a result of these non-cash charges the effective annual rate of interest on the debenture is 89%.

Assuming we elect to convert the full $2,000,000 in outstanding principal on the debenture described above into common shares, we estimate that we will have sufficient cash on hand to fund our anticipated costs through August 2005 (assuming we reduce our expenditures to minimal levels and do not enter into any commitments for material expenditures).  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  Once we commence marketing our patient modules as part of our monitor systems, we will nevertheless continue to be cash flow negative due to our costs exceeding our revenues for an indefinite period of time.  We will need to raise additional cash and working capital to cover the shortfall in our cash and working capital anticipated to occur by August 2005 until such time, if at all, we become cash-flow positive.  We will seek to raise this additional cash and working capital through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  For a description of those estimates, see note 2, Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the year ended December 31, 2004 included as part of this report.  On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and estimates of costs to complete contracts.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004.  Recom has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the company's overall results of operations or financial position since Recom currently does not have any manufacturing operations or inventory.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67 (SFAS 152)”. The amendments made by Statement 152 amend FASB Statement No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions”. This Statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (1) incidental operations and (2) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged.  Recom has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the company's overall results of operations or financial position since Recom does not enter into such transactions.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets.  The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis.  By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions.  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance.  The provisions of SFAS 153 shall be applied prospectively.  Recom has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”.  SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.   SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.   SFAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.  However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.  Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) is applicable for Recom effective the first interim period that starts after December 15, 2005. Recom has evaluated the impact of the adoption of SFAS 123(R), and believes that the impact will be significant to the company's overall results of operations and financial position (a pro forma effect, as estimated by management, is disclosed in note 2 of our financial statements).

In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions—FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities

In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) "Consolidation of Variable Interest Entities." FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The Company does not currently have any variable interest entities that will be impacted by adoption of FIN 46(R).

MANAGEMENT

Identity

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name And Municipality Of Residence	Age	Office	Initial Election Or Appointment Date
Lucy Duncan-Scheman Washington, D.C.	51	Chairman of the Board and Director	March 22, 2005
Lowell T. Harmison, Ph.D. Washington, D.C.	67	Chief Executive Officer and Director	June 6, 2003
Rodney Hildebrandt Loveland, Ohio	56	Chief Operating Officer, Secretary and Director	March 22, 2005
Budimir S. Drakulic, Ph.D. Los Angeles, California	54	Vice President and Chief Technology Officer	October 15, 2002
Robert C. Scherne Syosset, New York	48	Interim Chief Financial Officer	January 12, 2005
Ellsworth Roston Los Angeles, California	81	Director	November 1, 2002
Jennifer Black Lake Oswego, Oregon	48	Director	January 20, 2004
Pamela Bunes Greenville, South Carolina	42	Assistant Secretary and Director	March 22, 2005

Messrs. Harmison, Hildebrandt and Drakulic provide their services as executive officers on a full-time permanent basis.  Mr. Scherne provides his services on a part-time interim leased basis through Robert C. Scherne, CPA, PC, a company that specializes in providing financial management personnel to businesses on a temporary basis.  On average, Mr. Scherne and the company anticipate that Mr. Scherne will devote between 5-25% of his time, or two to fifteen hours per week, to Recom depending upon the nature of the financial projects he is working on.

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

Business Experience

Lucy Duncan-Scheman  has served as the Chairman of the Board and a director since March 22, 2005.  Ms. Duncan-Scheman has served as President and Chief Executive Officer of Diplomatic Resolutions, Inc., an international business development consulting firm which she founded, since 1992. Ms. Duncan-Scheman has also served as President and Chief Executive Officer of Safe Ports, a subsidiary of Diplomatic Resolutions, since November 2003, and as President of Safe Ports Mexico since September 2004.  Ms. Duncan-Scheman has served as President of the Board of Directors of the Washington Symphony Orchestra (1995 -2000), President, Museum of the Americas (2000-2003), Member Board of Directors of the National Chapter of Youth Service America (2000-2003), Council of World Regions (Brussels) 1994 - 1999, and The Pan American Development Foundation 2000-2001.  Ms. Duncan-Scheme attended New York Institute of Technology.

Dr. Lowell T. Harmison has served as Chief Executive Officer since March 26, 2005, and as a director since June 6, 2003.  Dr. Harmison has also served as a Senior Advisor since February of 2003.  Dr. Harmison has a very distinguished 35 year career in the field of biomedicine.  Most recently, Dr. Harmison has served as a director and as chairman of the board of World Doc Foundation, a private foundation promoting health education and expanded knowledge of telemedicine, since June 2002.  Dr. Harmison has also served as a director and chief executive officer of ProCell Corporation, a cancer research company, since June 2000, and as a director of pHA Bio Remediation, an environmental restoration company, since 1997.  Dr. Harmison also served as chairman of Sequella Foundation, which promotes research into tuberculosis, from 1997 to 2001, and served as a director of Sequella Inc., a research and development company for tuberculosis products, from 1997 to 2000.  Dr. Harmison is the holder of the first domestic and foreign patents on the fully implantable artificial heart; and served as Chief Executive Officer of USET, Inc. from 1987 to 1989.  Dr. Harmison also served as the Director of the Robert Maxwell Foundation, a private foundation operating internationally and consisting of 21 operating companies, from 1987 to 1989.   He also served as the Principal Deputy Assistant Secretary for Health of the U.S. Public Health Service, Department of Health and Human Services.  Dr. Harmison has a Ph.D. from the University of Maryland and a B.S. and M.S. from West Virginia University.  He was also given an honorary Doctor of Science degree from the West Virginia University.

Rodney Hildebrandt  has served as our Chief Operating Officer and as a director since March 22, 2005 and as Secretary since March 26, 2005.  Prior to joining us, Mr. Hildebrandt held various positions with subsidiaries of Johnson & Johnson (NYSE:JNJ) for over 20 years, most recently as Director, Sales Planning and Operations and then Director, Corporate Communications, of Ethicon Endo-surgery, Inc. from October 1991 to February 2004, Strategic Project Management and then Sales Management of Johnson & Johnson Medical Inc. from 1985 to October 1991, and Operations Management for Johnson & Johnson Domestic Operating Co.  Mr. Hildebrandt holds a Bachelors of Science degree in Business Management from the University of South Dakota.

Dr. Budimir S. Drakulic has served as our Vice President and Chief Technology Officer since October 15, 2002.  Dr. Drakulic has more than 25 years of experience in the design, development and integration of hardware and software modules for biomedical microelectronics circuits and systems.  From 1997 through February of 2002, Dr. Drakulic was research and development principal for Advanced Heart Technologies, Inc., and its predecessor Advanced Heart Monitoring.   From February of 2002 until October 15, 2002 Dr. Drakulic was involved in independent research.  Dr. Drakulic was the Consultant and Chief Scientist, Medical Device Business Unit for Teledyne Electronic Technologies from 1992 through 1997.  Before that, he held numerous positions affiliated with the University of California at Los Angeles, including Visiting Assistant Professor with the Electrical Engineering Department and Director of the Microelectronics Development Lab at the Crump Institute for Medical Engineering.  He holds a Bachelor of Science degree in electrical engineering from the University of Belgrade, Yugoslavia.  He also holds a Masters degree and a Ph.D. in Electronic and Biomedical Engineering from the same university.  Dr. Drakulic was the recipient of the Ralph and Marjorie Crump Prize for Excellence in Medical Engineering from

UCLA in 1985, and was a Research Fellow with the Crump Institute for Medical Engineering at UCLA.  Dr. Drakulic filed a petition for bankruptcy in November 2001.

Mr. Robert C. Scherne has provided his services as our interim Chief Financial Officer since January 12, 2005 on a leased basis through Robert C. Scherne, CPA, PC, a company that specializes in providing financial management personnel to businesses on a temporary basis.  We are planning to recruit a full-time Chief Financial Officer.  Mr. Scherne has been the principal of Robert C. Scherne, CPA, PC, since March 2003.  Prior to that, Mr. Scherne was employed as an accountant by Merdinger, Fruchter Rosen and Company from December 1993 to December 2002; by Louis Sturz & Co. and its successor firm Grossman, Russo & Shapiro from July 1986 until November 2002; and by L.H. Frishkoff &Co. and its successor firm A. Uzzo &Co. from July 1978 to June 1986.  Mr. Scherne holds a Bachelors of Business Administration degree in Accounting from Pace University (New York City), and is an active member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants

Mr. Ellsworth Roston has served as a director since November 1, 2002.  Mr. Roston has practiced patent law since 1943, and currently serves as Of Counsel to the patent firm of Fulwider Patton Lee & Utecht since 1997.  Mr. Roston has a history of assisting technology companies during their development stages.  Most recently, Mr. Roston has served as a director of Natgram, Inc., an internet software developer, since 1998, Amerlin Inc., a pet house/kennel manufacturer, since 1996, and American Legal Net, a provider of legal forms, since April 2004.  Mr. Roston also served as a director of Rokenbok Corporation, a toy manufacturer, from 1996 through February 2004, and of Dome Industries, an electronic hardware manufacturer, from 1991 through 2002.  Mr. Roston was one of three founders of Brooktree Corporation, and served on its board of directors for 15 years until it was purchased by Rockwell Corporation in 1998.  Mr. Roston received his undergraduate degree and his law degree from Yale University.

Ms. Jennifer Black has served as a director since January 20, 2004.  Ms. Black has been President of her own business, Jennifer Black & Associates, since September 2003.  Her firm provides independent research for institutional clients.  Previously, since 1979, Ms. Black was with Black & Co., where she was responsible for research coverage on the apparel and specialty retail industries.  Ms. Black was President of Black & Co. when it was acquired by First Security Van Kasper in April 2000.  Subsequently, Wells Fargo Securities acquired First Security Van Kasper in September 2000.  Ms. Black left Wells Fargo Securities in September 2003.  Ms. Black serves on the Governors Council of Economic Advisors for the State of Oregon, where she has been re-appointed to a second three-year term.  Ms. Black attended Washington State and Portland State Universities.

Pamela Bunes has served as a director since March 22, 2005 and as Assistant Secretary since March 26, 2005.  Ms. Bunes has been employed by Biosense Webster, Inc., since August 2004.  Prior to that, Ms. Bunes was employed as Executive Account Manager with Ethicon Endo-Surgery, Inc., having started as Account Manager of that company in October 1990 until her transfer to Biosense Webster.  Biosense Webster and Ethicon Endo-Surgery are each subsidiaries of Johnson & Johnson (NYSE:JNJ).  Prior to that, Ms. Bunes was a Corporate Loan Officer and Vice President from 1986 to October 1990, and Analyst for the Specialized Industries Mergers and Acquisitions Group (Banking) from 1985 to 1986, of First Union National Bank.  Ms. Bunes has a Bachelors’ of Arts degree with double majors in Economics and Business Administration (Finance) from Converse College in Spartanburg, South Carolina.

Board Of Directors

Our bylaws set the authorized number of directors on our board of directors at not less than three nor more than nine, with the actual number fixed by a resolution of our board.  As noted above, there are currently six directors serving on our board, Messrs. Roston, Harmison and Hildebrandt and Ms. Duncan-Scheman, Black and Bunes.  All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified by our shareholders, both common and preferred, voting on a cumulative basis as one class, or until their earlier death, retirement, resignation or removal.  Each of the directors other than Messrs. Harmison and Hildebrandt are “independent” directors as that term is defined by the SEC.

Board Committees

Our board of directors has established two committees to date, an audit committee currently comprised of Mr. Roston and Ms. Black, and a compensation committee currently comprised of Ms. Duncan-Scheman and Black and Mr. Roston.  Upon the completion of the filing of this annual report, Ms. Duncan-Scheman will replace Mr. Roston on the audit committee.  None of our directors serving on the audit committee have the requisite public company accounting background or experience to be considered an “audit committee financial expert” as that term is defined by the SEC. Due to our development stage status, we believe that the current members of the audit committee have the requisite financial background and experience to carry out their duties.

Board Compensation

Our recent compensation policy for our directors for service on the full board has been to compensate them through stock grants under our 2002 Stock Plan pursuant to a director’s compensation policy adopted on February 6, 2003.  Upon joining our board of directors, each member is granted an option to purchase 50,000 (pre-split and post-split) common shares, exercisable at its then trading price.  These options are fully vested upon grant, and lapse in five years if not exercised.  Each director will thereafter be granted options on an annual basis entitling him to purchase an additional 28,000 (post-split) common shares, which options will vest quarterly based upon the continued provision of services as a director, and lapse in five years if not exercised.  The exercise price for these options will be fixed at current market price as of the date of grant.  Following our April 11, 2003 stock split, our board determined to maintain the grants at 50,000 common shares post-split for grants to new directors insofar as it believed such number was an appropriate number of option shares after taking into consideration factors it deemed relevant.  Our compensation committee will be re-evaluating director compensation following recent changes to the composition of our board on March 22, 2005.

Our current compensation policy for our directors for serving on our various committees to the board has been to compensate them through the grant of common share purchase options.  Prior to January 3, 2005, each committee member was granted an option to purchase 2,000 common shares, exercisable at its then trading price, upon his or her appointment to a committee. Commencing January 3, 2005, the amount of the grant was increased to 10,000 shares for serving on the audit committee, and 5,000 shares for serving on the compensation committee, with the first grants being made effective as of that date.  All committee options vest in four quarterly installments subject to attendance at least 90% of the committee meetings during that quarter, and lapse in five years if not exercised.  Our compensation committee will be re-evaluating director compensation following recent changes to the composition of our board on March 22, 2005.

The following table described the common share purchase options granted to our directors as of March 25, 2005 as compensation for serving on our board and, if applicable, committees of our board.

Name	Grant Date	Common Shares Purchasable	Exercise Price	Expiration Date
Ellsworth Roston(1)	2/6/2003	150,000(3)	$ 0.88	2/5/2008
	11/3/2003	28,000	$ 4.40	11/2/2008
	4/1/2004	2,000	$ 6.00	3/31/2009
	7/8/2004	2,000	$ 3.95	7/7/2009
	11/1/2004	28,000	$ 2.90	10/31/2009
	1/3/2005	10,000	$ 5.05	1/2/2010
	1/3/2005	5,000	$ 5.05	1/2/2010
Dr. Lowell T. Harmison(2)	6/5/2003	50,000	$ 4.20	6/5/2008
	6/6/2004	28,000	$ 6.25	6/5/2009
Jennifer Black	1/20/2004	50,000	$ 3.50	1/19/2009
	4/1/2004	500(4)	$ 6.00	3/31/2009
	1/3/2005	10,000	$ 5.05	1/2/2010

(4)

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

(3)

50,000 shares pre-split.

(4)

Ms. Black was originally granted 2,000 options, however, 1,500 options lapsed upon her resignation from the audit committee effective July 8, 2004.  Ms. Black subsequently rejoined the audit committee on January 3, 2005.

We do not currently provide our directors with cash compensation, although we do reimburse their expenses.

Medical Advisory Board

Recom has composed a board of medical advisors comprised of Drs. Lowell T. Harmison, Michael M. Laks, Mitchell W. Krucoff and Andrea Natale to provide strategic assistance in the design, development and marketing of our medical devices.

Dr. Lowell T. Harmison, Ph. D., is a member of Recom’s board of directors, and has served as a Senior Advisor since February of 2003.  Dr. Harmison’s background is provided earlier in this report in that section captioned “Business Experience”.

Mitchell W. Krucoff, M.D., F.A.C.C., F.C.C.P., who was appointed as a senior advisor in June 2004, is presently Associate Professor of Medicine/Cardiology at Duke University Medical Center, as well as the Director of eECG Core Laboratory and Interventional Device Trials at Duke Clinical Research Institute.  Dr. Krucoff is a Fellow of the American College of Cardiology, on the Executive Committee of the International Society of Computerized Electrocardiology as well as a member of the Circulatory Devices Advisory Panel, U.S. FDA.  Dr. Krucoff has published over 200 scientific and medical related papers.  Dr. Krucoff received has bachelors’ degree from Yale University in 1976 and his medical degree from George Washington University in 1980.

Andrea Natale, M.D., who was appointed as a senior advisor in September 2004, is presently Professor of Medicine at the Ohio State University, and Program Director of the EP Fellowship Program at the Department of Cardiology of the Cleveland Clinic Foundation.  Dr. Natale has been with the Ohio State University and the Cleveland Clinic

Foundation since 1999, having previously served as Director of Electrophysiology Laboratories of the Section of Electrophysiology and Pacing, then Co-Section Head of the Section of Electrophysiology and Pacing, and then as Medical Director, Center for Atrial Fibrillation.  Previously, Dr. Natale was Associate Professor of Medicine at the University of Kentucky from 1997 to 1998, Assistant Professor of Medicine at the Duke University Medical Center and Director of the Electrophysiology Laboratory at the Durham Veterans Administration Medical Center from 1994 to 1997, and Head of the Cardiovascular Physiopathology Section of the Italian Air Force Aerospace Research Centre in Rome, Italy, from 1988 to 1989.  Dr. Natale received his medical degree from the Medical School at the University of Florence, Italy.

Senior Medical Advisors

Dr. Michael M Laks, M.D., who has been a senior medical advisor to Recom since June 2003, is presently a Distinguished Professor of Medicine in the Division of Cardiology at the UCLA School of Medicine, Senior Physician at the Harbor-UCLA Medical Center, a reviewer for the New England Journal of Medicine, and Associate Editor of the Journal of Electrocardiology.  Dr. Laks has published over 400 scientific and medical-related papers, and is a leading researcher in the field of computerized electrocardiography, with a research focus on microelectronics, cardiovascular system, bioengineering, electrophysiology, cardiovascular diseases, cardiology, automated clinical analysis, medical instrumentation, biotechnology and death and mortality, and having served as a consultant to Hewlett Packard on first computerized ECG program.

Medical Advisor Compensation

Each of the members of the medical advisory board and each senior medical advisor provide consulting services to Recom under consulting agreements and, as such, do not receive additional compensation for acting as a member of the medical advisory board.

Dr. Lowell T. Harmison is compensated for providing consulting services under an agreement dated February 14, 2003.  For a description of the terms of that agreement see that section below captioned “Employment And Consulting Agreements With Management”.

Dr. Michael M. Laks is compensated for providing consulting services under an agreement dated June 2, 2003.  Under that agreement, Dr. Laks received an initial grant of options entitling him to purchase 108,000 common shares at $2.40 per share, vesting over equally over four quarters, and cash compensation of $9,000 per quarter for the provision of up to 50 hours of consulting during that quarter.  Any additional consulting services are compensated at the rate of $450 per hour.

Dr. Mitchell W. Krucoff is compensated for providing consulting services under an agreement dated May 26, 2004.  Under that agreement Recom will pay Dr. Krucoff for his services the sum of $3,750 per quarter.

Dr. Natale is compensated for providing consulting services under a three-year agreement dated September 10, 2004.  Under that agreement Recom will pay Dr. Natale for her services the sum of $4,500 per quarter.

Other Significant Employees And Consultants

James J. Mazeika has served as our Director of Business Development since February 2004.  Prior to joining Recom, Mr. Mazeika was Director of Strategic Marketing/Business Development for Bard Endoscopic Technologies from December 2002 to February 2004; President of his own consulting firm, Mazemac Group, from August 2001 to December 2002; Vice President/General Manager (Teledyne Medical) and then Vice President of Business Development (Medical Device Business Unit) of Teledyne Electronics Technologies, Inc., subsidiary of Teledyne Technologies, Inc. (NYSE:TDY); from December 1998 to August 2001; Product Manager (Catheters), Senior Market Manager (Devices) and ultimately Business Manager (Restenosis) of Mallinkrodt Medical from December 1991 to December 1998; Research and Development Manager, Senior Project Engineer and ultimately Product Development Engineer with Bard Critical Care from November 1982 to December 1991, and Research Scientist for

The Kendall Company from July 1980 to November 1982.  Mr. Mazeika holds a bachelors of science degree in biology from Loyola University (Chicago), a masters of science degree in biomedical engineering from the University of Illinois, and a masters’ of business administration degree from River College (Nashua, Hew Hampshire).

William R. Matthews has served as our Director of Regulatory Affairs since July 2004.  Prior to joining Recom, Mr. Matthews provided consulting services to Recom from December 2003 to July 2004, was Vice President, Government Affairs and Product Assurance for Viasys Healthcare (NYSE:VAS) from February 1999 to December 2003, was Executive Vice President, Operations, of Xylum Corporation from 1993 to 1998; was Corporate Director Engineering and Manufacturing, and ultimately Corporate Director, Product Assurance and Regulatory Affairs for W.R. Grace Company (NYSE:GRA) from 1987 to 1993; was Plant Manager for Beiersdorf, Inc. from 1981 to 1987; and Production Supervisor, R&D Supervisor and ultimately Production Superintendent for Best Foods Inc. from 1976 to 1981. Mr. Matthews holds a Bachelors of Science degree chemistry awarded by St. Peters University (New Jersey).

Employment And Consulting Agreements With Management

Lowell T. Harmison, Chief Executive Officer and Director

Dr. Lowell T. Harmison is currently employed as our Chief Executive Officer on an at-will basis.  Dr. Harmison and our compensation committee are presently under discussion relating to the terms of an employment agreement with respect to the provision of these services, as well as addressing matters concerning the interplay with Dr. Harmison’s consulting agreement as discussed below.

Dr. Harmison has previously provided consulting services to Recom under a three-year agreement dated February 14, 2003.  Under this agreement, Dr. Harmison provides advice to us in the areas of technological support and strategy, product development, medical and scientific advisory board development, and FDA regulation.  The compensatory terms of the agreement are as follows:

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

On January 21, 2005, we entered into a second consulting agreement with Dr. Harmison in connection with the provision of his services in evaluating the applicability of our technology to the EEG market.  Under this agreement, we acknowledged that Dr. Harmison had previously provided services for this project for which we compensated him with the sum of $70,000 in registered common shares, and that Dr. Harmison would provide an additional $84,000 in services, payable at the rate of $16,000 per month, to complete the project over a six month term.

Rodney Hildebrandt, Chief Operating Officer and Secretary

Mr. Hildebrandt is currently employed on an at-will basis.  Mr. Hildebrandt and our compensation committee are presently under discussion relating to the terms of an employment agreement with respect to the provision of these services.

Budimir Drakulic, Vice President and Chief Technology Officer

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

Since March 1, 2003, Dr. Drakulic has worked for us on a full-time basis even though the loan-out agreement only provides for the provision of part-time services.  We have agreed to characterize these additional services as being provided by Dr. Drakulic as an employee, and to pay him $7,500 annually as compensation for their provision.  Since January 1, 2004, this annual compensation was increased to $37,000.

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

Robert C. Scherne, Interim Chief Financial Officer

Mr. Robert C. Scherne provides his services as Interim Chief Financial Officer on a leased basis through Robert C. Scherne, CPA, PC, a company that specializes in providing financial management personnel to businesses on a temporary basis.  Under our engagement agreement with Robert C. Scherne, CPA, PC, we pay the company the sum of $150 per hour, subject to a cap of $15,000 with respect to the preparation of financial statements for each annual report on form 10-KSB or quarterly report on form 10-QSB.

Ellsworth Roston, Director and Consultant

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

Pamela Bunes, Assistant Secretary, Director and Consultant

Ms. Bunes has agreed to provide consulting services to Recom.  Ms. Bunes and our compensation committee are presently under discussion relating to the terms of a consulting agreement with respect to the provision of these services:

Summary Compensation Table

The following table shows the compensation paid over the past three fiscal years with respect to Recom’s “named executive officers” as that term is defined by the SEC.

Long Term Compensation
		Annual Compensation (1)			Awards		Payouts
Named Executive Officer and Principal Position	Year	Salary	Bonus	Other	Restricted Stock	Securities Underlying Options & SARs	Long Term Incentive Plan	All Other Comp- ensation
Marvin H. Fink (2) Chief Executive Officer	2004 2003 2002	$ 1(5) 1(5) 1	$ — — —	$21,576(9) 19,598(10) —	$ — — 14,284(11)	— 178,000 —	$ — — —	$ — — —
Dr. Budimir Drakulic (3) Vice President and Chief Technology Officer	2004 2003 2002	$ 207,105(6) 180,000(6) 45,000(6)	$ — — —	$ — — —	$ — — 3,987(12)	— 750,000 —	$ — — —	$ — — —
Charles Dargan (4) Former Interim Chief Financial Officer	2004 2003 2002	$ 75,000(8) 7,500(8) —	$ — — —	$ — — —	$ — — —	— — —	$ — — —	$ — — —

(1)

Includes, among other things, perquisites and other personal benefits, securities or property which exceed in the aggregate the lesser of either $50,000 or 10% of the total annual salary and bonus reported for that fiscal year.

(2)

Mr. Fink served as our Chief Executive Officer from October 12, 2002 to March 22, 2005, and as our President from October 12, 2002 to March 28, 2005.

(3)

Dr. Drakulic has served as our Vice President and Chief Technology Officer since October 15, 2002.

(4)

Mr. Dargan served as our interim Chief Financial Officer from December 18, 2003 through January 12, 2005 on a leased basis through CFO 911, an agency that specializes in providing financial management personnel to businesses on a temporary basis.

(5)

Recom has recorded a non-cash accounting expense in the amount of $80,000 to reflect the value of Mr. Fink’s services.

(6)

These amounts were paid in consulting payments to B Technologies in connection with its provision of Dr. Drakulic’s services.  Payment of a portion of these services in fiscal 2003 and 2004 were satisfied with common shares issued directly to Dr. Drakulic at the direction of B Technologies pursuant to the requirements of a registration statement on form S-8.

(7)

Includes the grant of 39,087 registered common shares with a value of $164,389.

(8)

Amounts paid to CFO 911.

(9)

Includes $14,400 in automobile allowance payments and $7,176 in premiums payable on health insurance.

(10)

Includes $14,400 in automobile allowance payments and $5,598 in premiums payable on health insurance.

(11)

Reflects the value of an award to Mr. Fink of 2,100,000 restricted common shares (700,000 shares pre-split) in conjunction with the execution of his employment agreement dated October 12, 2002.  The value cited is based upon the closing price for on common shares as of the date of the employment agreement.  As of December 31, 2004, all 2,100,000 restricted common shares remained outstanding.  The value of those shares as of that date was $10,605,000 based upon the $5.05 closing price for our common shares as quoted on the OTCBB for December 31, 2004.

(12)

Reflects the value of an award to B. World Technologies of 600,000 restricted common shares (200,000 shares pre-split) in conjunction with the execution of a loan-out agreement dated October 12, 2002 by which it provided the services of Dr. Drakulic to Recom.  The value cited is based upon the closing price for on common shares as of the date of the loan-out agreement.  As of December 31, 2004, all 600,000 restricted common shares remained outstanding.  The value of those shares as of that date was $3,030,000 based upon the $5.05 closing price for our common shares as quoted on the OTCBB for December 31, 2004.

Stock Options And Stock Appreciation Rights Grant Table

The following table provides certain information with respect to individual grants during the 2004 fiscal year to each of our named executive officers of common share purchase options or stock appreciation rights relating to our common shares:

Name	Common Shares Underlying Grant Of Options Or SARs	As Percentage Of Grants To All Employees(1)	Exercise Or Base Price	FMV At Grant Date	Expiration Date
Marvin H. Fink	2,000	1.8%	$6.00	$6.00	March 31, 2009
Marvin H. Fink	28,000	25.5%	$02.29	$02.29	October 11, 2009
Dr. Budimir S. Drakulic	—	—	—	—	—
Charles Dargan	—	—	—	—	—

(1)

The numerator in calculating this percentage includes common share purchase options granted to each named executive officer in fiscal 2004 in his capacity as an officer or employee and, if applicable, as a director.  The denominator in calculating this percentage is 110,000, which represents options granted to all Recom employees during fiscal 2004, including those to the named executive officers.

Stock Options And Stock Appreciation Rights Exercise And Valuation Table

The following table provides certain information with respect to each of our named executive officers concerning any common share purchase options or stock appreciation rights they may have exercised in fiscal 2004, and the number and value of any unexercised common share purchase options or stock appreciation rights they may hold as of December 31, 2004:

Unexercised In-The-Money Options and SARs at December 31, 2004
Named Executive Officer	Shares Acquired On Exercise	Value Realized (1)	Number (Exercisable/ Unexercisable)	Value (2) (Exercisable/ Unexercisable)
Marvin H. Fink	—	—	178,000 / 28,000	$742,260 / $116,760
Dr. Budimir S. Drakulic	—	—	328,125 / 421,875	$1,355,156 / $1,742,344
Charles Dargan	—	—	— / —	— / —

(2)

The dollar amount shown represents the difference between the fair market value of our common stock underlying the options as of the date of exercise and the option exercise price.

(2)

The dollar value provided represents the cumulative difference in the fair market value of our common stock underlying all in-the-money options as of December 31, 2004 and the exercise prices for those options.  Options are considered “in-the-money” if the fair market value of the underlying common shares as of the last trading day in fiscal 2004 exceeds the exercise price of those options.  The fair market value of Recom common shares for purposes of this calculation is $5.05, based upon the closing price for our common shares as quoted on the OTCBB on December 31, 2004.

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

PRINCIPAL SHAREHOLDERS

The following table sets forth selected information, calculated as of March 25, 2005, about the amount and nature of our securities beneficially owned by each of (1) our “executive officers”, defined as our President, Secretary, Chief Financial Officer or Treasurer, any vice-president in charge of a principal business function, such as sales, administration or finance, or any other person who performs similar policy making functions for our company; (2) each of our directors; (3) each person known to us to own beneficially more than 5% of any class of our securities; and (4) the group comprised of our current directors and executive officers.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the information is not necessarily indicative of beneficial ownership for any other purpose.  See footnote (1) to this table.  We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.  Unless otherwise stated, the address of each person is 4705 Laurel Canyon Boulevard, Suite 203, Studio City, California 91607.

	Class Of Stock(1)
	Common (Voting)		Series ’A’ Preferred (2) (Voting)
Name	Amount	%	Amount	%
Dr. Lowell T. Harmison (3)(4)	311,293(8)	*	0	—
Rodney Hildebrandt (3)(4)	0	—	0	—
Robert C. Scherne (4)	0	—	0	—
Dr. Budimir S. Drakulic (4)	975,000(9)	2.8%	0	—
Lucy Duncan-Scheman (3)	1,230	*	0	—
Ellsworth Roston (3)	945,500(10)	2.7%	0	—
Jennifer Black (3)	53,000(11)	*	0	—
Pamela Bunes (3)	0	—	0	—
Tracey Hampton / ARC Finance Group, LLC (5)(6)	22,950,000(12)	65.4%	0	—
Marvin H. Fink (5)	2,295,250(13)	6.5%	0	—
Otape Investments LLC	0	—	83,335	43.1%
Charles Hadad	0	—	18,328	9.5%
Roy G. Shaw Jr.	0	—	18,313	9.5%
Directors and executive officers, as a group	4,634,273(14)	12.6%	0	—

*

Less than one percent.

(1)

Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrant or conversion of series ‘A’ preferred shares. The number of outstanding shares of our common and series ’A’ preferred shares as of March 25, 2005 are 35,077,947 and 275,323 shares, respectively.

(2)

Each series ’A’ preferred share is convertible into one common share.

(3)

Director.

(4)

Executive officer.

(5)

5% shareholder.

(6)

The address of Ms. Hampton and ARC Finance Group LLC is 23679 Calabasas Road, Suite 754, Calabasas, CA 91302.

(7)

The address of Mr. Fink is 11500 West Olympic Boulevard,, Los Angeles, CA 90064.

(8)

Includes 216,000 common shares issuable upon exercise of warrants granted to Dr. Harmison in his capacity as a consultant, and 71,000 common shares issuable upon exercise of options granted to Dr. Harmison in his capacity as a director.

(9)

Includes 600,000 common shares held by B World Technologies, Inc., and 375,000 common shares issuable upon exercise of options granted to B World Technologies in connection with services performed by Dr. Drakulic.  B World Technologies is owned and controlled by Dr. Drakulic.

(10)

Includes 296,250 common shares held by Roston Enterprises, 450,000 common shares issuable upon exercise of warrants granted to Mr. Roston in his capacity as a consultant, and 199,250 common shares issuable upon exercise of options granted to Mr. Roston in his capacity as a director.

(11)

Includes 53,000 common shares issuable upon exercise of options granted to Ms. Black in her capacity as a director.

(12)

Includes 22,950,000 common shares held by ARC Finance Group, Inc.  ARC Finance Group is owned and controlled by Ms. Hampton.

(13)

Includes 2,100,000 common shares held by the Fink Family Trust, and 195,250 common shares issuable upon exercise of options granted to Mr. Fink in his capacity as a director.

(14)

Includes 1,740,000 common shares issuable upon exercise of common share purchase options and warrants.

TRANSACTIONS AND BUSINESS RELATIONSHIPS WITH
MANAGEMENT AND PRINCIPAL SHAREHOLDERS

Transactions With Executive Officers, Directors And Shareholders

Summarized below are certain transactions and business relationships between Recom and persons who are or were an executive officer, director or holder of more than five percent of any class of our securities since January 1, 2003:

•

On February 14, 2003, we entered into a three-year consulting agreement with Dr. Lowell T. Harmison, who later became one of our directors.  Under the terms of that agreement, we granted to Dr. Harmison, among other things, (1) fully vested options entitling him to purchase 108,000 common shares (36,000 shares pre-split) at $0.97 per share, and (2) options entitling him to purchase an additional 108,000 common shares (36,000 shares pre-split) at $0.97 per share subject to vesting over twelve quarters.  All of the aforesaid options are exercisable over five years after vesting.  For a description of the full terms of that agreement see that section of this report captioned “Management—Employment And Consulting Agreements With Management”.

•

On April 8, 2003, we sold to Mr. Mitchell Stein 112,812 common shares (37,604 shares pre-split) for $100,000 in cash and $150,000 in expenses and equipment.  Mr. Stein is the spouse of Ms. Tracey Hampton, who owns and controls ARC Finance Group, LLC, which owns 65.4% of our outstanding common shares.

•

On May 15, 2003, we sold to Mr. Mitchell Stein 16,000 units at $3 per unit for cash amounting to $48,000.  Each unit consisted of one common share and one warrant.  Each warrant is exercisable at $3 until May 14, 2004.  Upon exercise of the warrants, Mr. Stein will receive one common share and an additional warrant to purchase one common share $6 per share until November 15, 2004.  The sale of units to Mr. Stein was part of a larger private placement on the same terms and conditions with two other investors.  These warrants have since lapsed unexercised.

•

On July 24, 2003, we sold to Mr. Mitchell Stein 30,030 units at $3.33 per unit for cash amounting to $100,000.  Each unit consisted of one common share and one warrant. Each warrant is exercisable at $3.33 until July 14, 2004.  Upon exercise of the warrants, Mr. Stein will receive one common share and an additional warrant to purchase one common share at $6.66 per share until November 15, 2004. The sale of units to Mr. Stein was part of a larger private placement on the same terms and conditions with three other investors.  These warrants have since lapsed unexercised.

Parent Corporation

ARC Finance Group, LLC, owns 65.4% of our outstanding common shares.  ARC Finance Group is principally owned and controlled by Ms. Tracey Hampton.  As a consequence, Ms. Hampton has the ability, through ARC Finance Group, to elect a majority of our board of directors, and thereby control our management.  Ms. Hampton also has the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.

EQUITY COMPENSATION PLANS

Summary Equity Compensation Plan Data

The following table sets forth information compiled on an aggregate basis, with respect to equity compensation plans, including individual compensation arrangements as of December 31, 2004 under which we are granted or are authorized to issue equity securities to employees or non-employees in exchange for consideration in the form of goods or services:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants Or Rights	Weighted- Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights)
Equity compensation plans approved by shareholders: Recom Managed Systems, Inc. 2002 Stock Plan	2,100,000	$ 1.56	3,894,000
Equity compensation plans not approved by shareholders: Recom Managed Systems, Inc. 2003 Nonqualified Stock Option And Stock Plan Stand-alone grants	— 437,000	$ — $ 2.50	707,843 —
Total	2,537,000	$ 1.72	4,601,843

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

The 2002 Stock Plan allows our board of directors, or a committee established by our board, to award restricted stock and stock options from time to time to our employees, officers, directors and consultants.  The board has the power to determine at the time an option is granted whether the option will be an incentive stock option, which is an option which qualifies under Section 422 of the Internal Revenue Code of 1986, or an option which is not an incentive stock option.  Incentive stock options may only be granted to persons who are our employees.  Vesting provisions are determined by our board at the time options are granted.  Options may be exercisable by the payment of cash or by other means as authorized by the committee or our board of directors.

The 2003 Stock Plan also provides that our board of directors, or a committee established by our board, may issue restricted stock pursuant to restricted stock right agreements which will contain such terms and conditions as our board or committee determines.

As of March 25, 2005, there were 2,094,000 common shares issued or reserved for issuance under the 2002 Stock Plan, and 3,906,000 common shares available for issuance.

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

As of March 25, 2005, there were 857,593 common shares issued or reserved for issuance under the 2003 Stock Plan, and 642,407 common shares available for issuance.

On March 26, 2003, we filed with the SEC a registration statement on form S-8 for the purpose of registering the common shares issuable under our 2003 Stock Plan under the Securities Act.  We have, to date, principally used the 2003 Stock Plan to grant registered common shares to selected consultants as compensation for services, while utilizing the 2002 Stock Plan for unregistered grants of stock and options to directors, officers, employees and other consultants.

Stand-Alone Grants

The stand-alone grant to Mr. Marvin Fink of 2,100,000 “restricted” shares under his employment agreement pursuant to which he agreed to become our Chief Executive Officer, President and Chairman of the Board; the stand-alone grant to B Technologies of 600,000 “restricted” common shares under the terms of the loan-out agreement by which we procured the services of Mr. Budimir S. Drakulic as our Vice President and Chief Technology Officer, and the stand-alone grant to Mr. Ellsworth Roston of 225,000 “restricted” common shares and warrants entitling him to purchase an additional 450,000 common shares under the terms of his consulting agreement with our company, each constitute an equity compensation plan or arrangement that has not been approved to date by our shareholders.  For further information relating to these transactions, see that section of this report captioned “Management—Employment And Consulting Agreements With Management”.

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

We have incurred cumulative net losses after preferred dividends available to common shareholders in the amount of $14,421,842from our inception through December 31, 2004 and have debt of $2,000,000 maturing in increments by August 31, 2005.  We have no commercial product sales or revenues to date, and do not anticipate that we will commence commercial sales of our heart monitoring products until early 2006. Once we commence marketing our heart monitoring products, we project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs for an indefinite period of time. We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive when our products are initially introduced to markets, due to the significant costs associated with the development and marketing of our products and services.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

As of the date of this report and assuming the full conversion of an outstanding debenture in the amount of $2,000,000 into common shares, we will have sufficient cash on hand to our anticipated costs through August 2005 (assuming we reduce our expenditures to minimal levels and do not enter into any commitments for material expenditures), although this coverage could be less than that period as the result of changes in our anticipated level of operations, higher than expected costs such as through an acquisition of new products, or changes in our business plans.  As noted in the prior risk factor, we do not anticipate that we will commence commercial sales of our heart monitoring products until early 2006, and further anticipate that after such introduction we will continue to be cash flow negative due to our costs exceeding our revenues for an indefinite period of time.  Based upon the foregoing, we will need to raise additional cash and working capital to cover an expected shortfall in our cash and working capital until such time, if any, as we become cash-flow positive.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  Should we determine it to be necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

Even if we are able to raise additional financing, we might not be able to obtain it on terms that are not unduly expensive or burdensome to the company or disadvantageous to our existing shareholders.

Even if we are able to raise additional cash or working capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or the satisfaction of indebtedness without any cash outlay through the private issuance of debt or equity securities, the terms of such transactions may be unduly expensive or burdensome to the company or disadvantageous to our existing shareholders.  For example, we may be forced to sell or issue our securities at significant discounts to market, or pursuant to onerous terms and conditions, including the issuance of preferred stock with disadvantageous dividend, voting or veto, board membership, conversion, redemption or liquidation provisions; the issuance of convertible debt with disadvantageous interest rates and conversion features; the issuance of warrants with cashless exercise features; the issuance of securities with anti-dilution provisions; and the grant of registration rights with significant penalties for the failure to quickly register.  If we raise debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations.  We also might be required to sell or license our products or technologies under disadvantageous circumstances we would not otherwise consider, including granting licenses with low royalty rates and exclusivity provisions.

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

Our success depends to a critical extent on the continued efforts of services of our executive management team comprised of Dr. Lowell T. Harmison, our Chief Executive Officer, Mr. Rodney Hildebrandt, our Chief Operating Officer, and Dr. Budimir S. Drakulic, our Vice President and Chief Technology Officer.  Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital.  Messrs. Harmison and Hildebrandt are currently employed on an at-will basis, although we are in discussions relating to their entering into employment agreements. Dr. Drakulic is employed as a consultant under a loan-out agreement through October 15, 2012.  None of these agreements will preclude any of these key officers from leaving the company.  We currently maintain key man life insurance policies in the amount $3 million with respect to Dr. Drakulic which will assist us in recouping some of our costs in the event of the death of that officer.

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

Risks Relating To An Investment In Our Securities

Our common shares are sporadically or “thinly” traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares

Our common shares have historically been sporadically or “thinly” traded on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven development stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without a material reduction in share price.  We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.  Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

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

ARC Finance Group, LLC, which is owned and controlled by Ms. Tracey Hampton, owns 65.4% of our outstanding common shares.  As a consequence of its controlling stock ownership position, ARC Finance Group retains the ability to elect a majority of our board of directors or to remove any director, and thereby controls our management.  ARC Finance Group also has the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.  ARC Finance actively evaluates potential modifications to our board of directors and management, and could make such modifications—or wholesale changes—at any time if deemed to be in the company's best interest.

The sale of a large amount of  common shares held by our majority shareholder or our executive officers or directors, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

The ability of our majority shareholder, ARC Finance Group, LLC, to sell common shares under Rule 144 is unclear under current SEC interpretations relating to eligibility for use of that safe harbor.  As a consequence, we intend to register some or all of the common shares held by ARC Finance Group for resale to provide it with a mechanism to sell such shares on the public market in the future should it decide to do so.  Some of our executive officers and directors also hold large amounts of common shares that they may sell under Rule 144 subject to control stock volume limitations.  We intend to register these shares under a resale prospectus contained in a registration statement on form S-8, which would increase the overall number of such shares that those officers and directors may sell on the public markets subject to volume restrictions imposed under form S-8.  Some of our executive officers and directors also hold common stock purchase options entitling them to acquire large amounts of common shares.  We also intend to register these shares under a resale prospectus contained in a registration statement on form S-8, which would provide those officers and directors with a mechanism to immediately sell such shares on the public markets subject to volume restrictions imposed under form S-8.

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

There are currently outstanding as of March 25, 2005, 275,323 series ’A’ preferred shares each convertible into one common share at the conversion rate of $3 per share, and common share purchase options and warrants entitling the holders to purchase 5,060,770 common shares at a weighted average exercise price of $2.04 per share, including a number granted to directors, officers, employees and consultants that are subject to vesting conditions.  In the event of the conversion or exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares.  In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their conversion or exercise of these securities.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 common and 10,000,000 “blank check” preferred shares.  After taking into consideration our outstanding common and preferred shares as of March 25, 2005, we will be entitled to issue up to 64,918,361 additional common shares and 9,728,369 additional preferred shares.  Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

LEGAL PROCEEDINGS

As of the date of this report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us, other than the following:

•

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of our security holders during our fourth quarter ended December 31, 2004.

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

		Bid Price
Period	Volume	High	Low

2004:
Fourth Quarter	8,279,376	$ 5.25	$ 1.80
Third Quarter	6,462,439	4.90	1.93
Second Quarter	6,265,699	8.90	4.07
First Quarter	5,541,962	6.15	3.05

2003:
Fourth Quarter	3,808,295	$ 5.15	$ 2.70
Third Quarter	3,683,800	5.55	3.24
Second Quarter	2,494,700	4.20	1.98
First Quarter	1,464,600	2.30	0.88

The closing price for our common shares on March 25, 2005 as reported on the OTCBB was $3.27 per share. There were 406 registered holders or persons otherwise entitled to hold our common shares as of that date pursuant to a shareholders’ list provided by our transfer agent as of that date and our records relating to issuable shares.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

Dividend Policy And Restrictions On Payment Of Dividends

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

We are prohibited from declaring any cash dividends with respect to our common shares or any other securities other than our series ‘A’ preferred shares without the consent of a majority of the outstanding series ‘A’ preferred shares.

Repurchases Of Equity Securities

During the three months ended December 31, 2004, we did not repurchase any equity securities.

Recent Sales Of Unregistered Securities

We have not sold or issued any securities not registered under the Securities Act of 1933 during fiscal 2004 that were not previously reported in a periodic report on form 10-QSB or on a current report on form 8-K.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summarized below is the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2004	2003
Audit fees	$ 190,000	$ 121,000
Audit-related fees	$ —	$ —
Tax fees	$ —	$ —
All other fees	$ —	$ —
All other fees, including tax consultation and preparation	$ —	$ —

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

CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report pursuant to Rule 15d-15(b) promulgated under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective in alerting them in a timely fashion to all material information required to be included in our periodic filings with the SEC as a result of the significant deficiency described below in that subsection captioned “Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls”.

Changes in Internal Control over Financial Reporting

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, our President and Principal Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Except as noted below in that subsection captioned “Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls”, there were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this annual report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls

Our independent auditors identified that our accounting for the beneficial conversion feature of a convertible promissory note issued on December 28, 2004, which feature we had originally recognized and amortized commencing February 14, 2005 based upon management’s interpretation of the application of existing accounting principles to the underlying contract documents, should have instead been recognized and amortized commencing December 28, 2004.  Our independent auditors discussed this matter with our Chief Financial Officer and other members of management, and we subsequently reevaluated the transaction and recorded an adjustment.  The auditors believe that this adjustment reflected a significant deficiency in our internal controls over the application of existing accounting principles to new transactions and financial reporting.  This deficiency would have resulted in a material misstatement to the financial statements for the year ended December 31, 2004.  We have since taken corrective action to enhance our internal controls as they relate to addressing complex accounting issues by resolving to forward our proposed treatment of these complex accounting issues to outside professionals (other than our independent auditors) for review in situations where the accounting treatment is unclear or extremely complex.  We believe that the significant deficiency has been resolved.

Other Observations

In connection with the audit of Recom’s financial statements for the year ended December 31, 2004, our independent auditors also made several other observations relating to our disclosure controls and procedures or internal controls.  First, our independent auditors observed that Recom did not have adequate segregation of duties due to the size of the company, and that management had the ability to override any existing controls.  Management acknowledges the existence of this problem, and is developing procedures to address them to the extent possible given the acknowledged limitations.  Secondly, our independent auditors observed that Recom did not have a comprehensive accounting procedures manual including information as to customized internal control structure, documentation and transaction flow.  Our management acknowledges the existence of this problem, and is developing procedures to address them to the extent possible given limitations in financial and manpower resources.  Finally, our independent auditors observed that none of the members of our audit committee demonstrated an in-depth understanding of generally accepted accounting principles.  We acknowledge that while we believe our audit committee members are proficient in reading and understanding financial statements, they may not have an in-depth understanding of generally accepted accounting principles, and we are currently evaluating whether we should seek a person with a professional accounting background to join the board and to serve on the audit committee.

OTHER INFORMATION

During the fourth quarter of fiscal 2004, there was no information required to be disclosed in a report on form 8-K that was not reported.

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

10.23

Consulting Agreement between Recom Managed Systems, Inc. and Dr. Mitchell W. Krucoff (10)

10.24

Research And Development Services Agreement dated May 12, 2004 between Recom Managed Systems, Inc. and Battelle Memorial Institute (10)

10.25

Consulting Agreement between Recom Managed Systems, Inc. and Dr. Andrea Natale (11)

10.26

Sponsored Research Agreement dated August 30, 2004 between Recom Managed Systems, Inc. and Duke Clinical Research Institute (12)

10.27

Securities Purchase Agreement dated December 29, 2004 between Recom Managed Systems, Inc. and DKR SoundShore Oasis Holding Fund Ltd. (13)

10.28

8% Convertible Debenture dated December 29, 2004 granted to DKR SoundShore Oasis Holding Fund Ltd. (13)

10.29

Common Stock Purchase Warrant dated December 29, 2004 granted to DKR SoundShore Oasis Holding Fund Ltd. (13)

10.30

Registration Rights Agreement dated December 29, 2004 between Recom Managed Systems, Inc. and DKR SoundShore Oasis Holding Fund Ltd. (13)

10.31

Consulting Agreement dated January 21, 2005 between Recom Managed Systems, Inc. and Dr. Lowell T. Harmison *

10.32

Research and Development Services Agreement with Battelle Memorial Institute dated February 3, 2005 *

21

List of subsidiaries *

23

Consent of Stonefield Josephson, Inc. *

24

Powers of Attorney for Lucy Duncan-Scheman, Rodney Hildebrandt, Ellsworth Roston, Jennifer Black and Pamela Bunes *

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

(12)

Previously filed as an exhibit to our registration statement on form SB-2 (amendment no. 5) filed with the SEC on November 5, 2004.

(13)

Previously filed as an exhibit to our report on form 8-K filed with the SEC on December 30, 2004.

(14)

Previously filed as an exhibit to our registration statement on form SB-2 filed with the SEC on January 26, 2005.

RECOM MANAGED SYSTEMS, INC.

ANNUAL FINANCIAL STATEMENTS

DECEMBER 31, 2004

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board Of Directors And Stockholders Of Recom Managed Systems, Inc.
Studio City, California

We have audited the accompanying balance sheet of Recom Managed Systems, Inc. as of December 31, 2004 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2004 and from inception of development stage (November 7, 2000) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Recom Managed Systems, Inc. as of December 31, 2004 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 and from inception of development stage (November 7, 2000) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern.  As discussed in Note 1, the Company has incurred significant net losses since its inception, has an accumulated deficit of $14,421,842, has used cash for operating activities of $3,693,105 during the year ended December 31, 2004 and has debt of $2,000,000 maturing in increments by August 31, 2005.  The Company does not anticipate introducing its first product to market until early 2006 and management has stated that it believes that the Company has sufficient capital to fund its operations only through August 2005.  The foregoing matters raise substantial doubt about the ability of the Company to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Stonefield Josephson, Inc.

Stonefield Josephson, Inc.
Certified Public Accountants

March 18, 2005

The accompanying notes are an integral part of these financial statements.

F–1

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

BALANCE SHEET

December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$ 2,340,806
Prepaid expenses	236,906
Total current assets	2,577,712
Property and equipment, net of accumulated depreciation of $98,588.	143,606
Intangible – patents, net of accumulated amortization of $22,292	330,682
TOTAL ASSETS	$ 3,052,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 392,120
Convertible debenture payable, net of unamortized debt discount of $873,721	1,126,279
Warrants issued with registration rights	578,000
Total current liabilities	2,096,399
Commitments and contingencies
Stockholders’ equity:
Series ‘A’ convertible preferred stock, $.001 par value; 10,000,000 shares authorized; 246,342 shares issued and outstanding	246
Series ‘A’ convertible preferred stock to be issued for accrued dividends, 131,377 shares	131
Common stock, $.001 par value; 100,000,000 shares authorized; 34,826,655 shares issued and outstanding	34,827
Additional paid-in capital	15,348,728
Deferred equity-based expense	(6,489)
Deficit accumulated during development stage	(14,421,842)
Total stockholders’ equity	955,601
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 3,052,000

The accompanying notes are an integral part of these financial statements.

F–2

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2004 And 2003 And From Inception

Of Development Stage (November 7, 2000) To December 31, 2004

	For the Years Ended December 31,		From Inception of Development Stage (Nov. 7, 2000) to Dec. 31, 2004
	2004	2003
Revenue	$ —	$ —	$ —
Research and development	1,663,362	497,631	2,228,493
General and administrative expenses	5,052,580	4,818,443	10,102,150
Loss before other income (expense)	(6,715,942)	(5,316,074)	(12,330,643)
Interest income	53,820	4,697	58,517
Interest expense	(15,175)	—	(15,175)
Warrant repricing and other	(288,946)	—	(288,946)
Loss before provision for income taxes	(6,966,243)	(5,311,377)	(12,576,247)
Provision for income taxes	—	—	—
Net loss	(6,966,243)	(5,311,377)	(12,576,247)
Preferred dividend	295,452	1,953,170	2,248,622
Net loss attributable to common stockholders	$ (7,261,695)	$ (7,264,547)	$ (14,824,869)
Basic and diluted loss per share	$ (0.21)	$ (0.17)	$ (0.64)
Basic and diluted loss per share attributable to common stockholders	$ (0.22)	$ (0.23)	$ (0.75)
Weighted average shares outstanding— basic and diluted	33,632,117	31,765,404	19,736,701

The accompanying notes are an integral part of these financial statements.

F–3

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

From Inception Of Development Stage (November 7, 2000) To December 31, 2004

	Common Stock			Series ‘A’ Convertible Preferred Stock			Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To Dec. 31, 2004
	Shares		Amount	Shares		Amount	Shares	Amount
2000:
Balance November 7, 2000 (as restated for 3:1 stock split)	4,139,784		$ 4,139	—		$ —	—	$ —	$ (4,139)	$ —	$ —	$ —
Contributed capital	—		—	—		—	—	—	35,000	—	—	35,000
Net loss	—		—	—		—	—	—	—	—	(36,673)	(36,673)
Balance December 31, 2000	4,139,784		4,139	—		—	—	—	30,861	—	(36,673)	(1,673)
2001:
Capital contributed	—		—	—		—	—	—	45,000	—	—	45,000
Shares issued for services July 2001–$0.033	150,000		150	—		—	—	—	4,850	—	—	5,000
Net loss	—		—	—		—	—	—	—	—	(50,000)	(50,000)
Balance December 31, 2001	4,289,784		4,289	—		—	—	—	80,711	—	(86,673)	(1,673)
2002:
Capital contributed	—		—	—		—	—	—	56,400	—	—	56,400
Warrants issued for cash	—		—	—	305	—	—	—	125,000	—	—	125,000
Issuance of common stock for:				—		—	—	—
Technology—Sept. 2002 – $0.006	23,400,000		23,400	—		—	—	—	54,623	—	—	78,023
Services rendered – Oct. 2002 – $0.021	2,925,000		2,925	—		—	—	—	17,958	(19,678)	—	1,205
Cash—Oct 2002 – $0.03	564,810		565	—		—	—	—	17,221	—	—	17,786
Cash—Nov 2002 – $2.66	71,250		71	—		—	—	—	189,929	—	—	190,000
Contributed services – officer	—		—	—		—	—	—	20,000	—	—	20,000
Warrants issued for services	—		—	—		—	—	—	5,324	—	—	5,324
Net loss	—	-	—	—	-	—	—	—	—	—	(211,954)	(211,954)
Balance December 31, 2002	31,250,844		31,250	—		—	—	—	567,166	(19,678)	(298,627)	280,111

The accompanying notes are an integral part of these financial statements.

F–4

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

From Inception Of Development Stage (November 7, 2000) To December 31, 2004

2003:
Issuance of common stock for cash and contributed property – April 2003 – $2.22	112,812	113	—	—	—	—	249,887	—	—	250,000
Issuance of common stock for cash:
May 2003—$3.00	82,667	83	—	—	—	—	247,917	—	—	248,000
May 2003—$3.33	75,075	75	—	—	—	—	249,925	—	—	250,000
Issuance of common stock for services:
April 2003—$2.80	147,192	147	—	—	—	—	411,654	—	—	411,801
April 2003—$3.15	11,045	11	—	—	—	—	34,780	—	—	34,791
July 2003—$3.67	111,625	112	—	—	—	—	410,192	—	—	410,304
August 2003—$3.68	33,188	33	—	—	—	—	121,103	—	—	121,136
September 2003—$3.77	24,292	24	—	—	—	—	91,673	—	—	91,697
October 2003—$4.78	15,385	15	—	—	—	—	73,525	—	—	73,540
November 2003—$3.65	18,834	19	—	—	—	—	68,783	—	—	68,802
December 2003—$3.60	5,953	6	—	—	—	—	21,425	—	—	21,431
Cashless exercise of warrants	1,105,000	1,105	—	—	—	—	(1,105)	—	—	—
Contributed services – officer	—	—	—	—	—	—	80,000	—	—	80,000
Employee stock options issued below market	—	—	—	—	—	—	38,400	—	—	38,400
Amortization of deferred compensation	—	—	—	—	—	—	—	6,668	—	6,668
Options and warrants issued for:
Services	—	—	—	—	—	—	2,196,068	(219,010)	—	1,977,058
Financing cost	—	—	—	—	—	—	74,088	—	—	74,088

The accompanying notes are an integral part of these financial statements.

F–5

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

From Inception Of Development Stage (November 7, 2000) To December 31, 2004

Issuance of preferred stock for cash	—	—	1,792,975	1,793	—	—	5,376,857	—	—	5,378,650
Series ‘A’ preferred stock offering expenses	—	—	—	—	—	—	(572,785)	—	—	(572,785)
Preferred stock beneficial conversion feature	—	—	—	—	—	—	896,474	—	(896,474)	—
Allocation of fair value to warrants	—	—	—	—	—	—	949,121	—	(949,121)	—
Series ‘A’ Preferred stock accrued dividend	—	—	—	—	—	—	(107,575)	—	—	(107,575)
Net loss	—	—	—	—	—	—	—	—	(5,311,377)	(5,311,377)
Balance December 31, 2003	32,993,912	$ 32,993	1,792,975	$ 1,793	—	—	$ 11,477,573	$ (232,020)	$ (7,455,599)	$ 3,824,740
2004:
Issuance of common stock for services:
January 2004—$3.63	52,391	52	—	—	—	—	190,088	—	—	190,140
February 2004—$4.24	25,714	26	—	—	—	—	108,979	—	—	109,005
March 2004—$4.90	47,638	48	—	—	—	—	233,584	—	—	233,632
April 2004—$7.39	11,937	12	—	—	—	—	88,145	—	—	88,157
May 2004—$6.66	43,425	43	—	—	—	—	289,006	—	—	289,049
June 2004—$4.30	16,976	17	—	—	—	—	72,980	—	—	72,997
July 2004—$3.90	21,583	22	—	—	—	—	84,206	—	—	84,228
August 2004—$3.56	26,885	27	—	—	—	—	95,570	—	—	95,597
September 2004—$3.67	49,035	49	—	—	—	—	179,738	—	—	179,787
October 2004—$2.67	55,420	55	—	—	—	—	148,163	—	—	148,218
November 2004—$2.94	32,635	33	—	—	—	—	95,914	—	—	95,947
December 2004—$4.52	69,504	70	—	—	—	—	313,947	—	—	314,017

The accompanying notes are an integral part of these financial statements.

F–6

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

From Inception Of Development Stage (November 7, 2000) To December 31, 2004

Exercise of class ‘A’ warrants for cash	130,030	130	—	—	—	—	274,870	—	—	275,000
Exercise of class ‘C’ warrants for cash	16,665	17	—	—	—	—	49,979	—	—	49,996
Cashless exercise of warrants	51,815	52	—	—	—	—	(52)	—	—	—
Contributed services—officer	—	—	—	—	—	—	80,000	—	—	80,000
Amortization of deferred compensation	—	—	—	—	—	—	—	225,531	—	225,531
Warrants issued for services	—	—	—	—	—	—	132,712	—	—	132,712
Warrants issued for legal settlement	—	—	—	—	—	—	757,207	—	—	757,207
Expense recognized from repricing of warrants	—	—	—		—	—	158,516	—	—	158,516
Beneficial conversion feature	—	—	—	—	—	—	408,333	—	—	408,333
Cancelled common stock	(369,000)	(369)	—	—	—	—	369	—	—	—
Conversion of series ‘A’ preferred stock	1,546,633	1,547	(1,546,633)	(1,547)	—	—	—	—	—	—
Series ‘A’ preferred stock accrued dividend	—	—	—	—	—	—	(295,452)	—	—	(295,452)
Shares for series ‘A’ preferred dividends	—	—	—	—	134,834	134	404,353	—	—	404,487
Conversion of series ‘A’ preferred stock	3,457	3	—	—	(3,457)	(3)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(6,966,243)	(6,966,243)
Balance December 31, 2004	34,826,655	$ 34,827	246,342	$ 246	131,377	$ 131	$ 15,473,728	$ (6,489)	$ (14,121,842)	$ 955,601

.

The accompanying notes are an integral part of these financial statements

F–7

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

From Inception Of Development Stage (November 7, 2000) To December 31, 2004

	For the Years Ended December 31,		From Inception of Development Stage (Nov. 7, 2000) to Dec. 31, 2004
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (6,966,243)	$ (5,311,377)	$ (12,576,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,984	50,897	121,574
Amortization of debt issue costs and finance costs	144,272	—	144,272
Amortization of deferred compensation	225,531	6,668	233,404
Services recognized as contributed capital	80,000	80,000	180,000
Stock issued for services	1,900,774	1,383,503	3,289,276
Options and warrants issued for services	132,712	2,089,546	2,227,582
Warrants issued for legal settlement	757,207	—	757,207
Finance cost attributed to repricing of warrants	158,516	—	158,516
Other	1,459	—	1,459
Changes in operating assets and liabilities:
Prepaid expenses and other currents assets	(106,157)	(92,934)	(236,906)
Accounts payable and accrued expenses	(91,160)	470,517	392,122
Net cash used in operating activities	(3,693,105)	(1,323,180)	(5,307,741)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(33,145)	(180,703)	(242,889)
Capitalized patent cost	(184,000)	(90,951)	(274,951)
Net cash used in investing activities	(217,145)	(271,654)	(517,840)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	—	—	136,400
Issuance of common stock and exercise of warrants for cash	324,996	598,000	1,130,782
Sale of preferred stock for cash, net of expenses	—	4,805,865	4,805,865
Sale of warrants for cash	—	—	125,000
Proceeds from issuance of convertible debenture, net of expenses	1,968,340	—	1,968,340
Net cash provided by financing activities	2,293,336	5,403,865	8,166,387
Net increase (decrease) in cash and cash equivalents	(1,616,914)	3,809,031	2,340,806
Cash and cash equivalents, beginning of period	3,957,720	148,689	—
Cash and cash equivalents, end of period	$ 2,340,806	$ 3,957,720	$ 2,340,806

The accompanying notes are an integral part of these financial statements

F–8

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

From Inception Of Development Stage (November 7, 2000) To December 31, 2004

Supplemental Cash Flow Information:

For the years from inception of development stage (November 7, 2000) to December 31, 2004, Recom paid no interest or income taxes.

Supplemental Investing and Financing Activities:

In September 2002, 23,400,000 shares of common stock were issued for a patent valued at $78,023.

In April 2003, Recom entered into an agreement with a major shareholder in which $150,000 of common stock was issued for $33,208 of accrued expenses and $116,792 of furniture and fixtures and leasehold improvements.

Recom recorded compensation expense of $80,000 for each of the years ended December 31, 2004 and 2003, respectively for the Chief Executive Officer of the company.  This compensation was recorded as additional paid in capital.

For the years ended December 31, 2004 and 2003, Recom accrued $295,452 and $107,757, respectively, in dividends related to the series ‘A’ convertible preferred stock.  Such dividends are a non-cash charge as they have been or will be paid in-kind.

During 2004, Recom recorded a discount on debt related to the issuance of a convertible debenture in the amount of $855,903, resulting from a beneficial conversion feature attributable to the conversion provisions of the debenture and from a warrant issued with the debenture.

During 2004, 1,546,633 shares of common stock were issued upon conversion of an equivalent number of series “A” preferred stock.

F–9

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

From Inception Of Development Stage (November 7, 2000) To December 31, 2004

1.

ORGANIZATIONAL MATTERS

Reorganization

On June 26, 2000, Recom Managed Systems, Inc. (“we”, “us”, “our company” or “Recom”) (a Development Stage Company) filed a Voluntary Petition for Reorganization Under Chapter 11 of the Federal Bankruptcy Code and substantially curtained operations.  The Plan of Reorganization was confirmed on November 7, 2000, at which date the company became a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.  This resulted in the post bankruptcy ownership group controlling approximately 87% of the common stock and the elimination of the outstanding liabilities and most assets.

On September 19, 2002, we issued 23,400,000 (7,800,000 pre-split) shares of common stock in exchange for intangible technology.  The issuance of this stock resulted in a change of control, with the new ownership group controlling approximately 85% of the company’s outstanding stock (See Note 4).  Recom is now developing technology in the medical device market focused on cardiac monitors and other diagnostic medical devices which monitor and measure the body’s physiological signals in order to detect and prevent medical complications and diseases.

We are authorized under our Certificate of Incorporation to issue (1) common shares, par value $.001 per share, and (2) shares of preferred stock, par value $.001 per share, of which one class, denominated as series ‘A’ convertible preferred stock, has been designated to date.  We sometime refer to these securities in these financial statements as “common shares”, “preferred shares” and “series ‘A’ preferred shares”, respectively.

Nature of Business

Recom is a development stage medical device company focused on researching, developing and marketing cardiac monitors and other diagnostic medical devices which monitor and measure physiological signals in order to detect diseases that impact an individual’s health.

Basis of Presentation

On October 21, 2003, we formed Memonitor, Inc., a Delaware corporation, to act as a vehicle for the prospective application of our technology for the treatment and monitoring of Alzheimer’s, Parkinson’s and related neurological diseases of the brain.  To date, Memonitor has remained a dormant corporation and has not been included in these financial statements.

Stock Split

On April 2, 2003, our board of directors declared a three-for-one stock split effective as of the close of business on April 11, 2003.  All share amounts, exercise prices relating to share purchase options and warrants, and earnings per share referred to in these financial statements and notes are presented on a post-split basis unless stated otherwise.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern.  However, we have incurred significant net losses since our inception, have an accumulated deficit of $14,421,842 as of December 31, 2004, have used cash for operating activities of $3,693,105 during the year ended December 31, 2004 and have debt of $2,000,000 maturing in increments by August 31, 2005.

F–10

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

From Inception Of Development Stage (November 7, 2000) To December 31, 2004

We do not anticipate introducing our first product to market until early 2006, and our management believes that we have sufficient capital to fund our operations only through August 2005 assuming the conversion of the foregoing indebtedness into common shares (see Notes 8 and 13) and further assuming that we reduce our expenditures to minimal levels and do not enter into any commitments for material expenditures.  The foregoing matters raise substantial doubt about the ability of our company to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

In order to address our capital requirements, we intend to seek to raise additional cash for working capital purposes through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We do not currently have any binding commitments for, or readily available sources of, additional financing.

2.

SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Specifically, our management has estimated the expected economic life and value of our patents, our net operating loss for tax purposes and our stock, option and warrant expenses related to compensation to employees and directors, consultants and investment banks.  Actual results could differ from those estimates.

Fair Value of Financial Instruments—For certain of our financial instruments, including accounts payable and accrued expenses and note payable, the carrying amounts approximate fair value due to their relatively short maturities.

Cash and Equivalents—Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased.  We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits.  We have not experienced any losses in such account.

Equipment—We record our equipment at historical cost.  We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over three to five years.

Intangible and Long-Lived Assets—We follow SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  During the years ended December 31, 2004 and 2003, no impairment loss was recognized.

Advertising Costs— Advertising costs are expensed as incurred and amounted to $9,087 and $11,800 for the years ended December 31, 2004 and 2003, respectively.

F–11

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

From Inception Of Development Stage (November 7, 2000) To December 31, 2004

Research and Development Costs—Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable. Our research and development costs consist mainly of payroll and payroll related expenses, consultants, testing and FDA regulatory expenses.

Stock Based Compensation—SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of the grant or the date at which the performance of the services is completed and is recognized over the periods in which the related services are rendered.  The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation to employees.  We have elected to use the intrinsic value based method for grants to our employees and directors and have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation to employees.

Recom uses the fair value method for equity instruments granted to non-employees and uses the Black Scholes model for measuring the fair value.  The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

Pro Forma Information

Employee and Director Common Share Purchase Options—Pro forma information regarding the effects on operations of employee and director common share purchase options as required by SFAS No. 123 and SFAS No. 148 has been determined as if Recom had accounted for those options under the fair value method. Pro forma information is computed using the Black Scholes method at the date of grant of the options based on the following assumptions ranges: (1) risk free interest rate of 1.42% to 3.13%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 53.84% to 158.48%; and (4) an expected life of the options of 1.5 years.  The foregoing option valuation model requires input of highly subjective assumptions.  Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimate, the existing model does not in the opinion of our management necessarily provide a reliable single measure of fair value of common share purchase options we have granted to our employees and directors..

F–12

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

From Inception Of Development Stage (November 7, 2000) To December 31, 2004

Pro forma information relating to employee and director common share purchase options is as follows:

	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
Net loss as reported	$ (6,966,243)	$ (5,311,377)
Current period expense calculated under APB 25	—	38,400
Stock compensation calculated under SFAS 123	(389,199)	(730,865)
Pro forma net loss	$ (7,355,442)	$ (6,003,842)
Basic and diluted historical loss per share	$ (0.21)	$ (0.17)
Pro forma basic and diluted loss per share	$ (0.22)	$ (0.19)
Net loss attributable to common shares, as reported	$ (7,261,695)	$ (7,264,547)
Pro forma net loss attributable to common shares	$ (7,650,894)	$ (7,957,012)
Basic and diluted historical loss per share attributable to common shares	$ (0.22)	$ (0.23)
Pro forma basic and diluted loss per share attributable to common shares	$ (0.23)	$ (0.25)

Income Taxes—Deferred income taxes result primarily from temporary differences between financial and tax reporting.  Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates.  A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

Net Loss Per Share—We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share.  We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

Per share basic and diluted net loss attributable to common stockholders amounted to $0.22 for the year ended December 31, 2004 and $0.23 for the year ended December 31, 2003. For the years ended December 31, 2004 and 2003, 5,417,565 potential shares and 7,121,431 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Comprehensive Income— A statement of comprehensive income is not presented in our financial statements since we did not have any of the items of other comprehensive income in any period presented.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense,

F–13

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

From Inception Of Development Stage (November 7, 2000) To December 31, 2004

freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004.  Recom has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the company's overall results of operations or financial position since Recom currently does not have any manufacturing operations or inventory.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67 (SFAS 152)”. The amendments made by Statement 152 amend FASB Statement No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions”. This Statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (1) incidental operations and (2) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged.  Recom has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the company's overall results of operations or financial position since Recom does not enter into such transactions.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets.  The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis.  By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions.  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance.  The provisions of SFAS 153 shall be applied prospectively.  Recom has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”.  SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.   SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.   SFAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.  However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.  Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) is applicable for Recom

F–14

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

From Inception Of Development Stage (November 7, 2000) To December 31, 2004

effective the first interim period that starts after December 15, 2005. Recom has evaluated the impact of the adoption of SFAS 123(R), and believes that the impact will be significant to the company's overall results of operations and financial position (a pro forma effect, as estimated by management, is disclosed earlier in this note).

In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions—FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities

In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) "Consolidation of Variable Interest Entities." FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The Company does not currently have any variable interest entities that will be impacted by adoption of FIN 46(R).

3.

PROPERTY AND EQUIPMENT

Our property and equipment as of December 31, 2004 is as follows:

Computer equipment	$ 87,064
Leasehold improvements	66,792
Furniture and fixtures	50,000
Software	15,904
Other equipment	22,434
Total property and equipment	242,194
Accumulated depreciation	98,588
Property and equipment, net	$ 143,606

Depreciation expense amounted to $58,837 and $39,058 during the years ended December 31, 2004 and 2003, respectively.

4.

PATENTS AND TECHNOLOGY

On September 19, 2002, we acquired certain know how, trade secrets and other proprietary intellectual property rights relating to the development of a human biomedical signal amplification equipment and technology from ARC Finance Group, LLC (“ARC Finance”) in exchange for 23,400,000 shares of common stock (7,800,000 shares pre-split).  As a result of this transaction, ARC Finance acquired approximately

F–15

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

From Inception Of Development Stage (November 7, 2000) To December 31, 2004

84.5% of the company’s outstanding shares.  We have valued the technology and the common stock issued at $78,023, which was ARC Finance Group’s historical cost basis for the patents.

When we acquired the patent, we inherited a licensing agreement and therefore consider the patent to have been placed in service.  We are amortizing our initial patent, valued at $78,023, over an estimated useful life of 7 years.  The aggregate amortization expense will be approximately $56,000 over the next five years, with an expense of approximately $11,200 annually.  The remaining balance in the intangible account consists of additional costs relating to our amplification technology, principally patent application costs. We have one patent and five patent applications concerning our proprietary amplification technology.  We have recorded the value of our original patent and the rights to our amplification technology at their historical cost of $352,974, with accumulated amortization of $22,292 as of December 31, 2004. Amortization expense amounted to $11,146 and $11,146 during the years ended December 31, 2004 and 2003, respectively.

5.

CONTINGENT SETTLEMENT PAYABLE

In conjunction with Dr. Budimir Drakulic becoming our Vice President and Chief Technology Officer, we reached an agreement-in-principle with Dr. Drakulic to offer to sell common shares to certain individuals in order to protect our rights to the Signal Technologies. As part of that agreement, we agreed that should we raise more than $2 million in certain offerings, we would pay 4% of the proceeds of those offerings greater than $2 million to those individuals up to a maximum amount of $480,350.  At December 31, 2003, our potential obligation related to this agreement was $104,201. We subsequently reached settlements with a number of these individuals and the remaining liability related to the agreement as of December 31, 2004 is $21,113, which is included in accounts payable and accrued expenses.  See Note 11, “Commitments And Contingencies”.

6.

INCOME TAXES

We have eliminated substantially all prior net operating loss carryovers due to change of ownership in September 2002. We have provided no current income taxes due to the losses incurred in 2002 through 2004.  Net operating losses for tax purposes of $9,325,876 at December 31, 2004 are available for carryover.  The net operating losses will expire from 2022 through 2024.  We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover due to our limited operating history since the change of control.  In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible.  A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2004 and 2003 follows:

	December 31, 2004	December 31, 2003
Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	(8)%	(8)%
Non-deductible items	8%	13%
Valuation allowance	35%	30%
Effective income tax rate	0%	0%

Significant components of deferred tax assets and liabilities are as follows:

F–16

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

From Inception Of Development Stage (November 7, 2000) To December 31, 2004

	December 31, 2004	December 31, 2003
Deferred tax assets (liabilities):
Net operating loss carryforwards	$ 3,264,057	$ 1,391,535
Deferred compensation	3,803,881	3,267,687
Depreciation and amortization	(22,018)	(18,276)
Deferred tax assets, net	7,045,920	4,640,946
Valuation allowance	(7,045,920)	(4,640,946)
Net deferred tax assets	$ —	$ —

7.

UNIT OFFERING

During October 2003, we sold 53.2875 units in a private placement, with each unit consisting of 33,334 series ‘A’ preferred shares and 16,667 class ‘C’ common share purchase warrants, at a price of $100,000 per unit.  The proceeds to our company, net of expenses, were approximately $4,806,000.  Each class ‘C’ warrant entitles the holder to purchase one common share at an exercise price of $3.75 per share.  The class ‘C’ warrants are exercisable anytime during the four year period commencing on the final closing and do not contain provisions for cashless exercise.  On October 1, 2004, we voluntarily reduced the exercise price of the class ‘C’ warrants from $3.75 to $3.  The aggregate number of warrants which have been repriced is 896,488. The excess of the value of the modified warrants as compared to the original warrants was calculated according to SFAS 123.  As a result of this repricing, Recom has recorded a non-cash expense of $158,516 for the excess value during the fourth quarter of 2004.

We issued to the placement agent who facilitated the private placement of the Units a warrant exercisable into 179,292 units, each unit comprising one series ‘A’  preferred share and a common share purchase warrant exercisable into one-half common share at $3.75 per share and valued at $238,430 using the Black Scholes model.  The placement agent’s warrant is exercisable at $3.60 per share and expires five years following the date of issuance.

In accordance with EITF 00-27, a portion of the proceeds were allocated to the class ‘C’ warrants based on their relative fair value, which totaled $949,121 using the Black Scholes option pricing model.  Further, we attributed a beneficial conversion feature of $896,474 to the series ‘A’ preferred shares based upon the difference between the conversion price of those shares and the closing price of our common shares on the date of issuance.  The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 81.16%, (3) weighted average risk-free interest rate of 1.68%, and (4) expected life of 1.5 years as the conversion feature and warrants are immediately exercisable.  Both the fair value of the class ‘C’ warrants and the beneficial conversion feature were recorded as a dividend and are included in the accompanying financial statements.

Our series ‘A’ preferred shares carry a liquidation value equal to $3 per share, are senior to all other shares of capital stock now existing or hereinafter created by our company as to dividend and liquidation rights, and have voting rights as if converted into common shares.  Each series ‘A’ preferred shareholder has the option at any time to convert all or any portion of his or her shares into common shares on a one-for-one basis.  During 2004, 1,546,633 series ‘A’ preferred shares were converted into an equivalent number of common shares.

F–17

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

From Inception Of Development Stage (November 7, 2000) To December 31, 2004

Our series ‘A’ preferred shares are required to pay dividends of 8% annually ($107,575 accrued and included in accounts payable and accrued expenses as of December 31, 2003), to be paid quarterly either in cash or in the form of additional preferred shares at the discretion of Recom.  Any series ‘A’ preferred shares issued as a dividend will be valued at $3 per share.  During 2004 and 2003, we accrued dividends in the amount of $295,452 and $107,575, respectively, with respect to our series ‘A’ preferred shares, for a total of $403,027 since original issuance in 2003.  We have elected to pay these dividends in kind through the issuance of additional preferred stock. During 2004, in satisfaction of the accrued dividends, we issued or committed to issue a total of 134,834 preferred shares valued at $404,487. As of December 31, 2004, 3,457 shares were converted into common shares.  As of December 31, 2004 there are no accrued dividends payable reflected on the balance sheet.

We can force conversion of the series ‘A’ preferred shares into common shares upon 45 days written notice to the holders of the series ‘A’ convertible preferred stock, if (1) our common shares are listed on a qualified exchange (NASDAQ, AMEX or NYSE); (2) the closing price of our common shares is at least $7.50 for 30 consecutive trading days; and (3) the common shares underlying the conversion are subject to an effective registration statement filed with the SEC pursuant to the Securities Act of 1933.

8.

CONVERTIBLE DEBENTURE PAYABLE

On December 29, 2004, we sold an 8% convertible debenture in the amount of $2,000,000 (effective interest rate of 89%) to DKR SoundShore Oasis Holding Fund Ltd.  Terms call for the payment of $400,000 in principal on the debenture in cash on May 16, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and August 31, 2005, respectively.  The debenture also calls for payments of interest on the outstanding principal on the debenture in cash on May 10, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and August 31, 2005, respectively.

For so long as the debenture is unpaid, the debenture holder is entitled to convert the debenture into a number of common shares equal to the outstanding principal on the debenture divided by $5.25, such amount representing 105% of the closing price for our common shares on the trading day prior to the sale of the debenture.  We also have the right to pay the principal and interest on the debenture in common shares in lieu of cash provided that we first register those shares with the SEC, are not otherwise in default under the debenture, and have satisfied certain other conditions including notice requirements.  Should payment be made in common shares, the principal and interest under the debenture subject to conversion would be convertible into those shares at the rate of 85% of the average of the three lowest closing prices for those shares during the ten day period prior to the repayment date.  If we elect to pay only interest with common shares, the conversion rate shall be fixed at 90% of the closing price immediately prior to the payment or delivery date.

While pre-payment of the debenture is generally not allowed before its August 31, 2005 due date without the consent of the debenture holder, we may do so in cash so long as we pay the entire outstanding balance due through maturity and also pays a 10% premium on the outstanding principal.

In the event of default under the debenture, including both failure to make principal and interest payments and failure to comply with various covenants, the interest rate will increase to 15%, and we will be obligated to pay the greater of (1) the principal due under the debenture together with a 30% premium, plus interest accrued; or (2) the principal due under the debenture, plus interest accrued, divided by conversion price were the debenture holder to elect to convert the debentures into common shares.

As additional consideration for the purchase of the debenture, we granted to the debenture holder warrants entitling it to purchase 275,000 common shares at the price of $5.75 per share, or 115% of the closing price for those shares on the trading day prior to the sale of the debenture.  These warrants lapse if unexercised by December 29, 2009.  A registration rights agreement was executed requiring Recom to register the shares of

F–18

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

From Inception Of Development Stage (November 7, 2000) To December 31, 2004

its common stock underlying the debenture and warrant so as to permit the public resale thereof. The debenture provided for the payment of liquidated damages of 2% of the debenture balance per month if the stipulated registration deadlines were not met. In accordance with EITF 00-27, a portion of the proceeds were allocated to the warrant liability based on its fair value, which totaled $447,570 using the Black Scholes option pricing model. The remaining balance was allocated to the convertible debt instrument and was used to compute the beneficial conversion feature. We attributed a beneficial conversion feature of $408,333 to the convertible debenture based upon the difference between the effective conversion price of those shares and the closing price of our common shares on the date of issuance.  The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 91%, (3) risk-free interest rate of 3.12%, and (4) expected life of 1.5 years. Additionally, we incurred legal costs of $31,660 in connection with the sale of the debenture.  The total debt discount of $887,563 is being amortized over the term of the debenture. During the year ended December 31, 2004, amortization as interest expense amounted to $13,842.

In conjunction with raising capital through the issuance of convertible debt, the Company has issued a warrant that has registration rights for the underlying shares.  As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet ($447,570) and the change in fair value from the date of issuance to December 31, 2004 has been included in other income (expense).  Upon the registration statement being declared effective, the fair value of the warrant on that date will be reclassified to equity (see Note 13).

For the year ended December 31, 2004 the change in fair value of the warrant issued with registration rights increased by approximately $130,430 to $578,000 at December 31, 2004 and is recognized in other expense.

9.

OTHER STOCKHOLDERS’ EQUITY TRANSACTIONS

Non-Related Party Equity Transactions

On April 28, 2004, we granted to a shareholder warrants to purchase 250,000 common shares at $7.90 per share pursuant to a legal settlement.  As part of this settlement, we agreed to register 80,000 common shares previously held by the shareholder, and the shareholder agreed that an additional 369,000 common shares previously held by the shareholder would be cancelled upon the registration of the 80,000 shares.  The warrants are exercisable on August 1, 2004, and lapse if unexercised on July 31, 2007.  The fair value of the warrants was estimated at $757,207 under the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 81.17%, (3) weighted-average risk-free interest rate of 2.45%, and (4) expected life of 1.5 years.  In July 2004, the shareholder agreed to cancel the warrants in consideration of a payment to the warrant holder in the amount of $14,500, all of which has been charged to general and administrative expense.

During 2004, we issued 130,030 common shares pursuant to exercises of class ‘A’ warrants issued as part of a financing transaction in May 2003.  We received cash payments of $275,000 related to these exercises.

During 2004, we issued 16,665 common shares pursuant to exercises of class ‘C’ warrants issued as part of the unit offering in October 2003.  We received cash payments of $49,996 related to these exercises.

During 2004, we issued 51,815 common shares related to cashless exercises of class ‘A’ warrants originally issued as part of a financing transaction in May 2003.  As a result of the cashless exercise provision, 14,852 options were cancelled.  We received no cash payments related to these exercises.

During 2004, we issued in the aggregate 453,143 common shares for marketing, legal and business services.  We valued these services at $1,900,774 based upon the fair market value of our common shares determined

F–19

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

From Inception Of Development Stage (November 7, 2000) To December 31, 2004

as the closing stock price as reported by the OTCBB at the date of issuance.  Of those shares issued, 52,391 common shares valued at $190,140 were expensed during the fourth quarter of 2003 since the services were rendered during that period.

During 2004, we issued in the aggregate 254,000 common share purchase options to employees and members of our board of directors.  All options were issued at an exercise price equal to the closing market price as reported by the OTCBB on the date of issuance.  Of those grants: (1) 50,000 options were issued in January 2004, vested immediately and are exercisable at a price of $3.50 per share; (2) 80,000 options were issued in January 2004, vest quarterly over a four year time period and are exercisable at $3.60 per share; (3) 28,000 options were issued in February 2004, vest quarterly over a one year time period and are exercisable at $3.70 per share; (4) 10,000 options were issued in April 2004, vest quarterly over a one year time period and are exercisable at $6.00 per share; (5) 28,000 options were issued in June 2004, vest quarterly over a one year time period and are exercisable at $6.25 per share; (6) 2,000 options were issued in July 2004, vest quarterly over a one year time period and are exercisable at $3.95 per share; (7) 28,000 options were issued in October 2004, vest quarterly over a one year time period and are exercisable at $2.29 per share; and (8) 28,000 options were issued in November 2004, vest quarterly over a one year time period and are exercisable at $2.90 per share.

In March 2003, we issued 21,000 warrants at an exercise price of $0.81 per share, for which we recognized a total of $13,927 in expense for services rendered.  The fair value of warrants was recorded using the Black Scholes option-pricing model computed as of the date of grant using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 158.48%, (3) weighted-average risk-free interest rate of 3.13%, and (4) expected life of 1.5 years.

In March 2003, our Board of Directors approved the issuance of five-year warrants to purchase 900,000 shares (300,000 pre-split) of our common shares at $0.50 per share to a firm which we retained to perform various services including: introductions to investment banking firms; assistance in the structuring of  private offerings; assistance in capital market transactions, mergers and acquisitions; advisory services; and assistance in developing strategic relationships.  We estimated the fair value of the warrants at $657,779 under the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 158.48%, (3) weighted-average risk-free interest rate of 1.65%, and (4) expected life of 1.5 years.

On April 15, 2003, we granted to Brookstreet Securities Corporation warrants to purchase 200,000 common shares pursuant to an investment banking agreement.  The warrants were issued in four tranches of 50,000 each, with the first tranche of 50,000 fully vested and exercisable at $1.25 per share.  The second tranche vested 90 days after the date of the agreement with an exercise price of $2.25 per share; the third tranche 180 days with an exercise price of $3.25 per share; and the fourth tranche in 270 days with an exercise price of $4.25 per share.  We estimated the fair value at $418,187 under the Black Scholes option-pricing model computed as of the measurement date, which is the date the services were performed, using the following assumptions: (1) dividend yield of 0%, (2) expected volatility range of 53.84% to 114.24%, (3) weighted-average risk-free interest rate range of 1.42% to 2.57%, and (4) expected life of 1.5 years.

In May 2003, we completed the first tranche of a private placement pursuant to which we sold 82,667 units to three investors at $3.00 per unit for cash amounting to $248,000.  Each unit consisted of one common share and one common share purchase warrant.  Each warrant was exercisable at $3.00 until May 14, 2004.  Upon exercise of the warrants each investor was entitled to receive one common share and an additional common share purchase warrant entitling him or her to purchase one additional common share at $6.00 per share until November 15, 2004.

On June 20, 2003, our board of directors amended our articles of incorporation to increase our authorized capitalization to 110,000,000 shares, designating 100,000,000 to common stock and 10,000,000 to preferred

F–20

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

From Inception Of Development Stage (November 7, 2000) To December 31, 2004

stock.  Our board of directors is authorized under our articles of incorporation to provide from time to time for the issuance of preferred shares in series and to fix and determine from time to time, before issuance, the designation and relative rights and preferences of the shares of each series of preferred stock and the restrictions or qualifications.  See Note 6, “Unit Offering”.

On June 2, 2003, pursuant to a consulting agreement, we granted to a consultant common share purchase warrants entitling him to purchase 108,000 common shares at $2.40.  We estimated the fair value of the warrants at $199,226 under the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (1i) dividend yield of 0%, (2) expected volatility of 114.24%, (3) weighted-average risk-free interest rate of 1.42%, and (4) expected life of 1.5 years.

On July 17, 2003 we retained Maxim Group, LLC (“Maxim”), a New York based investment banking firm, to act as our lead investment bank.  Under that agreement Maxim provides us with, among other services, assistance with our financing efforts in securing additional capital for product development and to fund the process of gaining approval for our cardiac monitoring device by the FDA.  Maxim also agreed to assist us with general business strategy and with seeking a listing on a national exchange.  We paid Maxim $50,000 at the inception of the agreement, with additional $7,500 per month payments through June 30, 2004.  In addition, we issued Maxim share purchase warrants entitling it to purchase 100,000 restricted common shares at $4.92 per share.  We estimated the fair value of the warrants at $133,349 under the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 81.16%, (3) weighted-average risk-free interest rate of 1.68%, and (5) expected life of 1.5 years.

In July 2003, we closed the second tranche of a private placement by selling 75,075 units to four investors at $3.33 per unit for total cash of $250,000. Each unit consisted of one common share and one common share purchase warrant.  Each warrant was exercisable at $3.33 until May 14, 2004.  Upon exercise of the warrants each investor was entitled to receive one common share and an additional common share purchase warrant entitling him or her to purchase one additional common share at $6.66 per share until November 15, 2004.

In August 2003, we entered into voluntary trading restriction agreements with three shareholders in exchange for share purchase warrants entitling them to purchase a total of 23,501 common shares at a price of $3.29 per share.  In September 2003, we entered into a voluntary trading restriction agreement with a shareholder in exchange for share purchase warrants entitling him to purchase 18,000 common shares at 85% of the closing price of the shares on the date of the agreement ($5.29 at September 23, 2003).  We estimated the fair value of the warrants at $74,088 under the Black Scholes option-pricing model computed as of the date of grant using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 81.16%, (3) weighted-average risk-free interest rate of 1.68%, and (4) expected life of 1.5 years.

In September 2003, we issued to a consultant share purchase warrants entitling him to purchase 25,000 common shares at an exercise price of $3.29 per share.  We estimated the fair value of the warrants at $41,202 under the Black Scholes option-pricing model computed as of the measurement date, which is the date that the services were performed, using the following assumptions: (1i) dividend yield of 0%, (2) expected volatility of 81.16%, (3) weighted-average risk-free interest rate of 1.68%, and (4) expected life of 1.5 years

In September 2003, we issued 305,000 restricted common shares to three persons pursuant to the cashless exercise provisions of common shares purchase warrants held by such persons.

In November 2003, we issued 800,000 restricted common shares to an investment banking company pursuant to the cashless exercise provisions of common share purchase warrants held by such company.

F–21

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

From Inception Of Development Stage (November 7, 2000) To December 31, 2004

During 2003, we issued in the aggregate 367,514 common shares for marketing and business services rendered during the period.  We valued these services at $1,233,502 based upon the fair market value of the shares determined as the closing stock price as reported on the OTCBB system, at the date of issuance.

We issued 150,000 shares (50,000 shares pre-split) of its common stock during the year ended December 31, 2001 to various consultants and service providers as partial compensation for services rendered to the company. These shares were valued at $5,000.

Related Party Equity Transactions

During the years ended December 31, 2002, 2001 and 2000, our President and majority shareholder at that time contributed $56,400, $45,000 and $35,000 for working capital purposes.

On September 19, 2002, our President at that time purchased for the sum of $125,000 a common share purchase warrant entitling him to purchase 600,000 (200,000 pre-split) common shares at an exercise price of $0.667 per share, which was above the current market price at the date of issuance.  The warrant could not be exercised before September 1, 2003, expires in September 2006, and contains cashless exercise options and certain anti-dilution and other provisions.

On September 19, 2002, we acquired certain know how, trade secrets and other proprietary intellectual property rights relating to the development of a human biomedical signal amplification equipment and technology, referred to in these financial statement as the "Signal Technologies", from ARC Finance Group, LLC (“ARC”) in exchange for 23,400,000 shares of common stock (7,800,000 shares pre-split).  As a result of this transaction, ARC acquired approximately 84.5% of our outstanding shares.  We have valued the issuance of the common stock at $78,023, which was ARC Finance Group’s historical cost basis for the patents.

On October 12, 2002, we agreed to issue a total of 2,100,000 (700,000 pre-split) shares of our common stock to Marvin H. Fink pursuant to a four-year employment agreement under which Mr. Fink would serve our Chief Executive Officer and Chairman of our board of directors.  We valued the aforesaid grant of 2,100,000 common shares at $15,190, reflecting the current market value for our common shares on the measurement date.  These shares vest at the rate of 8.33% or 174,999 (58,333 pre-split) shares per quarter with the first vesting on January 12, 2003.  We are expensing the value of the shares over the life of the employment agreement, and have expensed $5,063 during each of the years ended December 31, 2004 and 2003, with the remainder presented as deferred compensation in Stockholders’ Equity.  We have also estimated that the services performed by Mr. Fink for $1 per year have a annual value of $80,000.  In order to fairly present the value of these services, we have recorded additional annual expenses of $80,000, $80,000 and $20,000 for the years ended December 31, 2004, 2003 and 2002, respectively, which was classified as contributed capital.  For a description of the employment agreement, see Note 11, “Commitments And Contingencies”.

On October 15, 2002, we agreed to issue a total of 600,000 (200,000 pre-split) common shares to B World Technologies, Inc., pursuant to a Loanout Agreement with Dr. Budimir Drakulic and B World Technologies.  Under that agreement, Dr. Drakulic is obligated to work as an independent contractor for Recom and serve as our Vice President and Chief Technology Officer for a term of ten years.  We valued the aforesaid grant of 600,000 common shares at $4,140, the current market value for our common shares on the measurement date. These shares vest at the rate of 5% or 30,000 (10,000 pre-split) shares per quarter with the first shares vesting on January 15, 2003.  We have expensed the value over the life of the agreement and have expensed $828 during each of the years ended December 31, 2004 and 2003, with the remainder presented as deferred compensation in Stockholders’ Equity.  For a description of the Loanout Agreement, see Note 0, “Commitments And Contingencies”.

F–22

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

From Inception Of Development Stage (November 7, 2000) To December 31, 2004

Effective October 15, 2002, we agreed to issue a total of 225,000 (75,000 pre-split) common shares to Mr. Ellsworth Roston, who later became a director of the company, pursuant to a two-year consulting agreement whereby Mr. Roston would consult with Recom with respect to the engineering, development and refining of our technologies.  We valued the shares at $1,553, the current market value for our common shares on the measurement date.  These shares vest at the rate of 12.5% or 28,125 (9,375 pre-split) shares per quarter with the first shares vesting on February 1, 2003.  We are expensing the value over the life of the agreement of which $629 and $777 was expensed during the years ended December 31, 2004 and 2003, respectively, with the remainder presented as deferred compensation in Stockholders’ Equity.  For a description of the consulting agreement, see Note 11, “Commitments And Contingencies”.

On October 30, 2002, Mr. Roston became a director of the company and for $190,000 purchased 71,250 (23,750 pre-split) common shares and a five-year warrant to purchase 450,000 (150,000 pre-split) common shares at an exercise price of $1.667 per share.

On October 22, 2002, we issued a total of 564,810 (188,270 pre-split) common shares to eleven individuals for total cash consideration of $17,786, pursuant to an agreement which was entered into in conjunction with Dr. Budimir Drakulic becoming our Vice President and Chief Technology Officer and also in order to protect our rights to the acquired patented signal technologies.  On October 11, 2002, we issued a five-year warrant to purchase 375,000 (125,000 pre-split) common shares for $0.007 per share exercisable immediately to one of the individuals mentioned above who also received common shares.   We estimated the fair value of warrants at $5,324, which was expensed as of December 30, 2002, using the Black Scholes option-pricing model computed as of the date of grant using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 120.25%, (3) weighted-average risk-free interest rate of 3.01%, and (4) expected life of 1.25 years.

In February 2003, we issued 216,000 options, in two tranches, to Mr. Lowell Harmison, who later became a director of our company, for consulting work related to helping us with the FDA review process for our heart monitoring device.  The first tranche of options, which are fully vested, allow Mr. Harmison to purchase 108,000 common shares (36,000 shares pre-split) at $0.97 per share, exercisable over five years. The second tranche of 108,000 options vest over three years on a quarterly basis.  We estimated the fair value of the first tranche of 108,000 options at $80,456 using the Black Scholes option-pricing model computed as of the grant date with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 158.48%, (3) weighted-average risk-free interest rate of 1.65%, and (4) expected life of 1.5 years.  The value of the second tranche of 108,000 options is measured on the vesting dates to reflect the dates that the services are completed.  During 2003, there were three quarterly vestings which were fair valued with the Black Scholes model at $74,643.  The following assumptions were used in the model: (1) dividend yield of 0%, (2) expected volatility range between 53.84% and 114.24%, (3) weighted average risk free rate of between 1.42% and 1.86%, and (4) expected life of 1.5 years.  During 2004 there were four quarterly vestings which were fair valued with the Black Scholes model at $118,752 and have been expensed as they vest.  The following assumptions were used in the model for 2004: (1) dividend yield of 0%, (2) expected volatility range between 81.17% and 90.75%, (3) weighted average risk free rate of between 1.69% and 2.56%, and (4) expected life of 1.5 years.  For a description of the consulting agreement, see Note 11, “Commitments And Contingencies”.

In March 2003, we entered into a consulting agreement with our then CFO for certain financial and accounting services, and issued him options to purchase 900,000 (300,000 pre-split) common shares at $0.95 per share.  These options, which were issued as compensation for services, vest quarterly over a 3-year period.  The agreement was terminated in November 2003 with 150,000 options having vested over two quarters.  We estimated the fair value of the options at $574,196 under the Black-Scholes option-pricing model computed as of the date the services were rendered using the following assumptions: (1) dividend yield of 0%, (2) expected volatility range of 81.16% to 114.24%, (3) weighted-average risk-free interest rate of 1.42% to 1.68%, and (4) expected life of 1.5 years.

F–23

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

From Inception Of Development Stage (November 7, 2000) To December 31, 2004

On April 1, 2003, we completed a private placement of 112,792 (37,604 pre-split) common shares or total consideration of $250,000 to the spouse of the owner of ARC Finance Group, LLC, our principal shareholder.  The consideration included $100,000 in cash and the cancellation of $150,000 of debt previously advanced for $33,208 in expenses and $116,792 of furniture and fixtures and leasehold improvements from a related party.

10.

OPTIONS AND WARRANTS OUTSTANDING

Stock Plans

On November 1, 2002, our Board of Directors approved the establishment of the 2002 Stock Plan (the “2002 Stock Plan”).  Our shareholders approved the plan on June 5, 2003.  The total number of common shares available for grant and issuance under the plan may not exceed 6,000,000 (2,000,000 pre-split) shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions.  Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the committee or the Board of Directors.  At December 31, 2004, we had issued 2,141,000 common share purchase options under the plan.

On March 31, 2003, our Board of Directors approved the establishment of the 2003 Nonqualified Stock Option And Stock Plan (the “2003 Stock Plan”).  The 2003 Stock Plan allows the Board to grant common stock purchase options or issue free-trading or restricted common stock from time to time to our employees, officers, directors and consultants.  The total number of common shares available for grant and issuance under the plan may not exceed 1,500,000 (500,000 pre-split) shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions.  Options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors.  Options granted under the 2003 Stock Plan will not qualify under Section 422 of the Internal Revenue Code as incentive stock options.  At December 31, 2004, we had issued 792,157 common shares under the plan, and no options.

Common Share Options And Warrants Issued

The following table summarizes information on all common share purchase options and warrants issued by the company for the periods ended December 31, 2004 and 2003, including and common share equivalents relating series ‘A’ preferred share purchase warrants.

	December 31, 2004		December 31, 2003
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	5,920,669	$ 1.77	1,425,000	$ 0.80
Granted during the period	809,030	5.82	5,700,669	1.75
Exercised during the period	228,362	2.34	1,105,000	0.54
Terminated during the period	1,842,443	1.85	100,000	0.50
Outstanding at end of the period	4,658,894	2.27	5,920,669	1.77
Exercisable at end of the period	3,864,270	$ 2.43	2,756,368	$ 1.18

The number and weighted average exercise prices of all common shares and common share equivalents issuable under and stock purchase options and warrants outstanding as of December 31, 2004 and 2003 is as follows:

F–24

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

From Inception Of Development Stage (November 7, 2000) To December 31, 2004

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$0 to 1	2,033,632	3.0	$ 0.90
1 to 2	450,000	2.8	$ 1.67
2 to 3	174,000	3.9	$ 2.49
3 to 4	1,417,262	3.7	$ 3.16
4 to 5	256,000	3.7	$ 4.53
5 to 6	293,000	4.7	$ 5.72
6 to 7	35,000	4.3	$ 6.20

11.

COMMITMENTS AND CONTINGENCIES

Recom has employed Mr. Marvin H. Fink as our Chief Executive Officer and President under a four-year employment agreement entered into effective as of October 12, 2002.  The essential terms of the employment agreement are as follows: (1) Mr. Fink is paid $1 per year in base salary; (3) Mr. Fink was granted 2,100,000 “restricted” common shares (700,000 shares pre-split), to be earned over three years of continuous employment; (3) Mr. Fink is entitled to a grant of 250,000 common shares upon Recom achieving $0.50 in fully-diluted earnings per share; (4) Mr. Fink is entitled to a grant of 600,000 common shares (200,000 shares pre-split) should our common shares be listed on any of the NYSE, AMEX or Nasdaq national stock exchanges or markets; (5) , Mr. Fink is entitled to a grant of 600,000 common shares (200,000 shares pre-split) in the event of a change in control; and (6) Mr. Fink is entitled to a number of employee benefits under the agreement, including a $1,200 per month automobile allowance, individual medical plan reimbursement of up to $2,000 per month until we adopt a group plan for our employee’s, and the right to participate in all benefit plans established for our employees or executives, including medical, hospitalization, dental, long-term care and life insurance programs.  The employment agreement provides for early termination in the case of Mr. Fink’s death or disability, Mr. Fink’s termination by Recom for “cause” as that term is defined in the agreement; Mr. Fink’s termination of employment for “good reason” as that term is defined in the agreement, a “change in ownership” as that term is defined in the agreement, or sixty days’ prior notice by Mr. Fink.

Recom has engaged Dr. Budimir Drakulic as our Vice President and Chief Technology Officer on a part-time independent contractor basis under a loan-out agreement dated October 15, 2002 with two companies, B World Technologies, Inc. and B Technologies, Inc., and Dr. Drakulic individually.  Dr. Drakulic is the president and owner of these companies.  The essential terms of the agreement are as follows:  (1) the agreement provides for a ten-year initial term, with annual renewal provisions thereafter; (2) B Technologies was entitled to a $10,000 bonus upon execution, and to monthly service fee of $15,000 thereafter; (3) we granted 600,000 (200,000 shares pre-split) restricted” common shares to B World Technologies, to be earned over five years of continuous provision of services by Dr. Drakulic.  The loan-out agreement provides for early termination should B World and B Technologies fail, neglect or refuse to provide Dr. Drakulic’s services.  In such an event, all compensation under the agreement will terminate and the unvested portion of the 600,000 restricted common share grants shall be deemed forfeit as of the effective termination date.

Since March 1, 2003, Dr. Drakulic has worked for us on a full-time basis even though the loan-out agreement only provides for the provision of part-time services.  We have agreed to characterize these additional services as being provided by Dr. Drakulic as an employee, and to pay him $7,500 annually as compensation for their provision.  Since January 1, 2004, this annual compensation was increased to $37,000.  On March 10, 2003, as additional incentive for the performance of Dr. Drakulic, we granted to B World

F–25

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

From Inception Of Development Stage (November 7, 2000) To December 31, 2004

Technologies options entitling it to purchase 750,000 common shares at $0.95 per share.  These options vest quarterly over a four year term, and lapse, if not exercised, on March 9, 2008.

Mr. Ellsworth Roston, one of our directors, provides consulting services to Recom under a two-year agreement dated November 1, 2002.  Under this agreement, Mr. Roston provides advice relating to engineering, developing and refining our products and technologies.  Mr. Roston also agreed under the agreement to act as a member of our board of directors during its term.  Mr. Roston is a patent attorney who handles our patent work.  The agreement specifically provides that the consulting services provided by Mr. Roston will not include any legal work, for which we will compensate him separately.  In compensation for his consulting services, we granted 225,000 (75,000 shares pre-split) “restricted” common shares to Mr. Roston.  See Note 9, “Other Equity Transactions”.

Dr. Lowell T. Harmison, one of our directors, has previously provided consulting services to Recom under a three-year agreement dated February 14, 2003.  Under this agreement, Dr. Harmison provides advice in the areas of technological support and strategy, product development, medical and scientific advisory board development, and FDA regulation.  We are obligated to pay Dr. Harmison $36,000 per year over the term of the agreement, payable quarterly.  Dr. Harmison also received upon execution of the agreement an initial grant of options entitling him to purchase 216,000 common shares, in two tranches of 108,000 options, (36,000 shares pre-split) at $0.97 per share, exercisable over five years. The first tranche of 108,000 options vested immediately and the second tranche of 108,000 options vests over three years on a quarterly basis.  Dr. Harmison is also entitled to receive (1) options exercisable into common shares in tranches of 20,000 shares per milestone for assisting Recom in attaining various milestones determined by our Board of Directors, including the preparation and filing with the FDA of a 510(k) application for our model 100 monitor product, approval of that application by the FDA, and market launch of that product; and (2) a grant of 20,000 common shares in the event of a “change in control” as that term is defined in the agreement.  In the event the agreement is terminated by Recom for any reason other than negligence, misconduct, breach of its material terms by Dr. Harmison or the failure of Dr. Harmison to render services in a reasonable fashion, all compensation prospectively payable under the agreement will become due and payable in 90 days.  .

We lease our principal office facilities, consisting of approximately 3,550 square feet and encompassing four suites including our administrative offices and research and development/laboratory facilities, through August 31, 2005. We may terminate the lease upon 30 days’ notice and the payment of two months rent.  We currently pay approximately $8,600 per month in base rent for these facilities, which we believe reflects market value, and are also required to pay our share of any increase in operating expenses after August 2002.  Operating expenses include expenses for maintenance of common areas, heating, air conditioning, plumbing, trash disposal, janitorial and security services and other like expenses.

12.

LEGAL PROCEEDINGS

On May 19, 2004, a complaint was filed against Recom in the Superior Court of Arizona, County of Maricopa, in an action entitled William A. Miller v. Recom Managed Systems.  The complaint seeks declaratory relief, specific performance or damages for breach of contract.  Mr. Miller alleged he was granted options to purchase 300,000 common shares of Recom at $0.01 per share.  Recom believes the claim is without merit and plans to vigorously defend itself in the action.  Prior to the filing of the complaint, none of the officers or directors of Recom had ever met with or spoken to Mr. Miller or his agents or even knew who Mr. Miller was.  In July 2004, Recom filed a motion to dismiss the action on the basis of lack of personal jurisdiction, and is waiting for the court to set a hearing date for the motion. As of December 31, 2004, no amounts have been recorded as we believe that the likelihood of a negative outcome is not probable.

F–26

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

From Inception Of Development Stage (November 7, 2000) To December 31, 2004

13.

SUBSEQUENT EVENTS

On January 3, 2005, we granted to our directors as compensation for serving on our audit and compensation committees share five-year purchase warrants entitling them to purchase a total of 35,000 common shares at $5.05 per share.  These options vest quarterly over one year.

On January 26, 2005 Recom filed, and on February 14, 2005 the SEC declared effective, a registration statement on form SB-2 covering, among other securities, the resale of common shares issuable to DKR SoundShore Oasis Holding Fund Ltd. upon conversion of principal or interest under their $2,000,000 8% convertible debenture.  Under the terms of the debenture, once this registration statement is declared effective, Recom will have the right to repay both principal and interest in common shares in lieu of cash so long as we are not otherwise in default under the debenture.  See Note 8, “Convertible Debenture Payable”.

Effective February 1, 2005, Recom approved the grant of common stock purchase options to seven non-executive employees entitling them to purchase a total of 92,000 unregistered common shares at an exercise price of $4.05 per share, representing the market price for the shares as of date of approval and grant.  These options vest quarterly over a period of four year based upon the continuous provision of services and lapse, to the extent not exercised, on January 31, 2010.

On February 9, 2005, Recom approved the grant of a common stock purchase warrant to Lomond International, Inc. or its assigns that would entitle it to purchase a total of 500,000 unregistered common shares at an exercise price of $2 per share.  The warrant would be granted as compensation for the provision of business advisory services in developing strategic relationships for our heart monitoring products with medical device market leaders.  The warrant has not yet been issued and negotiations are continuing regarding its provisions and the services to be provided.

On March 3, 2005, Recom entered into a research and development services agreement.  Pursuant to the agreement, we have agreed to pay labor services and other expenses for performance under the agreement, estimated at $2,815,200. The term of the services to be provided is estimated to be sixteen months.  Services provided will be invoiced monthly.  Either party shall have the right to terminate the agreement upon 30 days’ written notice for any good-faith basis.

On March 26, 2005, Recom appointed Dr. Lowell T. Harmison as our new Chief Executive Officer in replacement of Mr. Marvin H. Fink.  On March 28, 2005, Mr. Harmison replaced Mr. Fink as President.  The board of directors recognized the valuable services provided to the company by Mr. Fink and acknowledged to Mr. Fink that any common share purchase options he holds by reason of serving as an officer or director of the company shall be deemed fully vested by reason of those pre-retirement services.  For similar reasons, the board of directors acknowledged on March 22, 2005 that Mr. Fink should be entitled to all other benefits under his employment agreement as if the contract had been lawfully and properly carried out by all parties to its full term.

F–27

SIGNATURES OF EXECUTIVE OFFICERS

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this annual report on form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2005.

RECOM MANAGED SYSTEMS, INC.
By:	/s/ Lowell T. Harmison
Lowell T. Harmison, Chief Executive Officer (principal executive officer)
By:	/s/ Robert C. Scherne
Robert C. Scherne Interim Chief Financial Officer (principal accounting and financial officer)

SIGNATURES OF BOARD OF DIRECTORS

In accordance with the Exchange Act, this annual report on form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Lowell T. Harmison		March 28, 2005
Lowell T. Harmison		Chief Executive Officer and Director
By:	/s/ Lucy Duncan-Scheman*		March 28, 2005
Lucy Duncan-Scheman		Director and Chairman of the Board
By:	/s/ Rodney Hildebrandt*		March 28, 2005
Rodney Hildebrandt		Chief Operating Officer and Director
By:	/s/ Ellsworth Roston*		March 28, 2005
Ellsworth Roston		Director
By:	/s/ Jennifer Black*		March 28, 2005
Jennifer Black		Director
By:	/s/ Pamela Bunes*		March 28, 2005
Pamela Bunes		Director

* By:	/s/ Lowell T. Harmison
Lowell T. Harmison, Agent-In Fact