Form 10QSB
period 2005-03-31
RECOM MANAGED SYSTEMS INC DE/
filed 2005-05-16
CIK 810365

United States

Securities And Exchange Commission

Washington, D.C. 20549

_________________

FORM 10-QSB

_________________

(Mark One)

☒	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended March 31, 2005
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
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒   No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 3, 2005, there were issued and outstanding 37,610,524 shares of common stock, par value $0.001 per share and 279,730 shares of series ‘A’ preferred stock, par value $0.001 per share.

-#-

Table Of Contents

ADVISEMENTS

1

FINANCIAL STATEMENTS

1

Balance Sheet

F-1

Statements Of Operations

F-2

Statement Of Stockholders’ Equity

F-3

Statements Of Cash Flows

F-9

Notes To Financial Statements

F-11

PLAN OF OPERATION

2

General

2

Overview

2

Development Stage Company; Prior Going Concern Issue

2

Results of Operations

2

Plan of Operation

3

Liquidity and Capital Resources

5

Critical Accounting Policies

7

Recent Accounting Pronouncements

7

UNCERTAINTIES AND OTHER RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

8

Risks Relating To Our Business

8

Risks Relating To An Investment In Our Securities

12

LEGAL PROCEEDINGS

14

CHANGES IN SECURITIES AND USE OF PROCEEDS

14

Modification Of Instruments Defining Rights Of Holders Of Class Of Registered Securities

14

Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities

14

Recent Sales Of Unregistered Equity Securities

14

Use Of Proceeds Of Registered Offerings

16

Repurchases Of Equity Securities

16

DEFAULTS UPON SENIOR SECURITIES

16

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

16

CONTROLS AND PROCEDURES

16

Evaluation Of Disclosure Controls And Procedures

16

Changes in Internal Control over Financial Reporting

16

Changes in Internal Controls To Correct Previously Reported Significant Deficiencies

16

Observations

17

OTHER INFORMATION

17

Voluntary Reports

17

Material Changes To Director Nominee Procedures

17

EXHIBITS AND REPORTS ON FORM 8-K

17

Exhibits

17

Reports on Form 8-K

20

SIGNATURES

21

-#-

ADVISEMENTS

Unless the context requires otherwise, “Recom”, “the company”, “we”, “us”, “our” and similar terms refer to Recom Managed Systems, Inc.  Our common stock, par value $.001 per share, and our series ‘A’ preferred stock, par value $.001 per share, are commonly referred to in this quarterly report as our “common shares” and “series ‘A’ preferred shares”, respectively.  The information in this quarterly report is current as of the date of this quarterly report (March 31, 2005), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the three-month interim period ended March 31, 2005 are not necessarily indicative of our prospective financial condition and results of operations for the full fiscal year ended December 31, 2005.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction with the annual financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-KSB for our fiscal year ended December 31, 2004, as it may be amended, together with any reports, statements and information filed with the SEC relating to periods or events occurring after December 31, 2004.

On April 11, 2003, we effected a split in our common shares on a 3:1 forward basis through the mechanism of a stock dividend.  Whenever we make any reference in this quarterly report to the grant or issuance of common shares or options or warrants to purchase common shares, such reference shall, for comparison purposes, be made in reference to post-split numbers and, in the case of options and warrants, exercise prices, unless we state otherwise.

In this quarterly report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results.  These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances.  You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions.  When reading any forward looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:  (1) the success of our research and development activities, the development of a viable commercial production model, and the speed with which regulatory authorizations and product launches may be achieved; (2) whether or not a market for our products develops and, if a market develops, the pace at which it develops; (3) our ability to successfully sell our products if a market develops; (4) our ability to attract the qualified personnel to implement our growth strategies, (5) our ability to develop sales, marketing and distribution capabilities; (6) our ability to obtain reimbursement from third party payers for the products that we sell; (7) the accuracy of our estimates and projections; (8) our ability to fund our short-term and long-term financing needs; (9) changes in our business plan and corporate strategies; and (10) other risks and uncertainties discussed in greater detail in the sections of this report, including those captioned “Plan of Operation” and “Uncertainties And Other Risk Factors That May Affect Our Future Results And Financial Condition”.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this report as well as other public reports we file with the United States Securities and Exchange Commission (the “SEC”), including our annual report on form 10-KSB for our fiscal year ended December 31, 2004, as it may be amended.  You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.  We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

-#-

RECOM MANAGED SYSTEMS, INC.

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Contents

 -

The accompanying notes are an integral part of these financial statements

#

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

Balance Sheet

March 31, 2005

(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 6,511,641
Prepaid expenses and other current assets	175,444
Total current assets	6,687,085
Property and equipment, net of accumulated depreciation of $114,400.	132,079
Intangible – patents, including related party amounts, net of accumulated amortization of $25,079,	347,377
TOTAL ASSETS	$ 7,166,541
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 1,227,750
Convertible debenture payable, net of unamortized debt discount of $549,003	1,450,997
Total current liabilities	2,678,747
Commitments and contingencies	—
Stockholders’ equity:
Series ‘A’ convertible preferred stock, $.001 par value; 10,000,000 shares authorized; 193,575 shares issued and outstanding	193
Series ‘A’ convertible preferred stock to be issued for accrued dividends, 87,829 shares	88
Common stock, $.001 par value; 100,000,000 shares authorized; 36,640,447 shares issued and outstanding	36,641
Additional paid-in capital	21,186,541
Deferred equity-based expense	(2,125)
Deficit accumulated during development stage	(16,733,544)
Total stockholders’ equity	4,487,794
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 7,166,541

The accompanying notes are an integral part of these financial statements

#

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

Statements Of Operations

For The Three Months Ended March 31, 2005 And 2004 And From Inception

Of Development Stage (November 7, 2000) To March 31, 2005

(Unaudited)

	For the Three Months Ended March 31,		From Inception of Development Stage (Nov. 7, 2000) to March 31, 2005
	2005	2004
Revenue	$ —	$ —	$ —
Research and development	570,380	190,255	2,798,873
General and administrative expenses	1,099,079	946,154	11,201,229
Loss before other income (expense)	(1,669,459)	(1,136,409)	(14,000,102)
Interest income	4,475	—	62,992
Interest expense, including amortization of debt discount	(364,718)	—	(379,893)
Change in fair value of warrant liability	318,000	—	187,570
Warrant re-pricing and other financing cost	(600,000)	—	(758,516)
Loss before provision for income taxes	(2,311,702)	(1,136,409)	(14,887,949)
Provision for income taxes	—	—	—
Net loss	(2,311,702)	(1,136,409)	(14,887,949)
Preferred dividend	18,242	109,334	2,266,864
Net loss attributable to common stockholders	$ (2,329,944)	$ (1,245,743)	$ (17,154,813)
Basic and diluted loss per share	$ (0.07)	$ (0.03)	$ (0.72)
Basic and diluted loss per share attributable to common stockholders	$ (0.07)	$ (0.04)	$ (0.83)
Weighted average shares outstanding— basic and diluted	34,992,042	33,072,549	20,592,141

The accompanying notes are an integral part of these financial statements

#

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

Statement Of Stockholders’ Equity

From Inception Of Development State (November 7, 2000) To March 31, 2005

(Three Months Ended March 31, 2005 Unaudited)

	Common Stock		Series ‘A’ Convertible Preferred Stock			Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To Dec. 31, 2004
	Shares	Amount	Shares		Amount	Shares	Amount
2000:
Balance November 7, 2000 (as restated for 3:1 stock split)	4,139,784	$ 4,139	—		$ —	—	$ —	$ (4,139)	$ —	$ —	$ —
Contributed capital	—	—	—		—	—	—	35,000	—	—	35,000
Net loss	—	—	—		—	—	—	—	—	(36,673)	(36,673)
Balance December 31, 2000	4,139,784	4,139	—		—	—	—	30,861	—	(36,673)	(1,673)
2001:
Capital contributed	—	—	—		—	—	—	45,000	—	—	45,000
Shares issued for services July 2001–$0.033	150,000	150	—		—	—	—	4,850	—	—	5,000
Net loss	—	—	—		—	—	—	—	—	(50,000)	(50,000)
Balance December 31, 2001	4,289,784	4,289	—		—	—	—	80,711	—	(86,673)	(1,673)
2002:
Capital contributed	—	—	—		—	—	—	56,400	—	—	56,400
Warrants issued for cash	—	—	—	305	—	—	—	125,000	—	—	125,000
Issuance of common stock for:	—	—	—		—	—	—
Technology—Sept. 2002 – $0.006	23,400,000	23,400	—		—	—	—	54,623	—	—	78,023
Services rendered – Oct. 2002 – $0.021	2,925,000	2,925	—		—	—	—	17,958	(19,678)	—	1,205
Cash—Oct 2002 – $0.03	564,810	565	—		—	—	—	17,221	—	—	17,786
Cash—Nov 2002 – $2.66	71,250	71	—		—	—	—	189,929	—	—	190,000

The accompanying notes are an integral part of these financial statements

#

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

Statement Of Stockholders’ Equity

From Inception Of Development State (November 7, 2000) To March 31, 2005

(Unaudited)

(continued)

	Common Stock			Series ‘A’ Convertible Preferred Stock			Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To Dec. 31, 2004
	Shares		Amount	Shares		Amount	Shares	Amount
Contributed services – officer	—		$ —	—		$ —	—	$ —	$ 20,000	$ —	$ —	$ 20,000
Warrants issued for services	—		—	—		—	—	—	5,324	—	—	5,324
Net loss	—	-	—	—	-	—	—	—	—	—	(211,954)	(211,954)
Balance December 31, 2002	31,250,844		31,250	—		—	—	—	567,166	(19,678)	(298,627)	280,111
2003:
Issuance of common stock for cash and contributed property – April 2003 – $2.22	112,812		113	—		—	—	—	249,887	—	—	250,000
Issuance of common stock for cash:
May 2003—$3.00	82,667		83	—		—	—	—	247,917	—	—	248,000
May 2003—$3.33	75,075		75	—		—	—	—	249,925	—	—	250,000
Issuance of common stock for services:
April 2003—$2.80	147,192		147	—		—	—	—	411,654	—	—	411,801
April 2003—$3.15	11,045		11	—		—	—	—	34,780	—	—	34,791
July 2003—$3.67	111,625		112	—		—	—	—	410,192	—	—	410,304
August 2003—$3.68	33,188		33	—		—	—	—	121,103	—	—	121,136
September 2003—$3.77	24,292		24	—		—	—	—	91,673	—	—	91,697
October 2003—$4.78	15,385		15	—		—	—	—	73,525	—	—	73,540
November 2003—$3.65	18,834		19	—		—	—	—	68,783	—	—	68,802
December 2003—$3.60	5,953		6	—		—	—	—	21,425	—	—	21,431

The accompanying notes are an integral part of these financial statements

#

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

Statement Of Stockholders’ Equity

From Inception Of Development State (November 7, 2000) To March 31, 2005

(Unaudited)

(continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To Dec. 31, 2004
	Shares	Amount	Shares	Amount	Shares	Amount
Cashless exercise of warrants	1,105,000	$ 1,105	—	$ —	—	$ —	$ (1,105)	$ —	$ —	$ —
Contributed services – officer	—	—	—	—	—	—	80,000	—	—	80,000
Employee stock options issued below market	—	—	—	—	—	—	38,400	—	—	38,400
Amortization of deferred compensation	—	—	—	—	—	—	—	6,668	—	6,668
Options and warrants issued for:
Services	—	—	—	—	—	—	2,196,068	(219,010)	—	1,977,058
Financing cost	—	—	—	—	—	—	74,088	—	—	74,088
Issuance of preferred stock for cash	—	—	1,792,975	1,793	—	—	5,376,857	—	—	5,378,650
Series ‘A’ preferred stock offering expenses	—	—	—	—	—	—	(572,785)	—	—	(572,785)
Preferred stock beneficial conversion feature	—	—	—	—	—	—	896,474	—	(896,474)	—
Allocation of fair value to warrants	—	—	—	—	—	—	949,121	—	(949,121)	—
Series ‘A’ Preferred stock accrued dividend	—	—	—	—	—	—	(107,575)	—	—	(107,575)
Net loss	—	—	—	—	—	—	—	—	(5,311,377)	(5,311,377)
Balance December 31, 2003	32,993,912	32,993	1,792,975	1,793	—	—	11,477,573	(232,020)	(7,455,599)	3,824,740

The accompanying notes are an integral part of these financial statements

#

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

Statement Of Stockholders’ Equity

From Inception Of Development State (November 7, 2000) To March 31, 2005

(Unaudited)

(continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To Dec. 31, 2004
	Shares	Amount	Shares	Amount	Shares	Amount
2004:
Issuance of common stock for services:
January 2004—$3.63	52,391	$ 52	—	$ —	—	$ —	$ 190,088	$ —	$ —	$ 190,140
February 2004—$4.24	25,714	26	—	—	—	—	108,979	—	—	109,005
March 2004—$4.90	47,638	48	—	—	—	—	233,584	—	—	233,632
April 2004—$7.39	11,937	12	—	—	—	—	88,145	—	—	88,157
May 2004—$6.66	43,425	43	—	—	—	—	289,006	—	—	289,049
June 2004—$4.30	16,976	17	—	—	—	—	72,980	—	—	72,997
July 2004—$3.90	21,583	22	—	—	—	—	84,206	—	—	84,228
August 2004—$3.56	26,885	27	—	—	—	—	95,570	—	—	95,597
September 2004—$3.67	49,035	49	—	—	—	—	179,738	—	—	179,787
October 2004—$2.67	55,420	55	—	—	—	—	148,163	—	—	148,218
November 2004—$2.94	32,635	33	—	—	—	—	95,914	—	—	95,947
December 2004—$4.52	69,504	70	—	—	—	—	313,947	—	—	314,017
Exercise of class ‘A’ warrants for cash	130,030	130	—	—	—	—	274,870	—	—	275,000
Exercise of class ‘C’ warrants for cash	16,665	17	—	—	—	—	49,979	—	—	49,996
Cashless exercise of warrants	51,815	52	—	—	—	—	(52)	—	—	—
Contributed services—officer	—	—	—	—	—	—	80,000	—	—	80,000

The accompanying notes are an integral part of these financial statements

#

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

Statement Of Stockholders’ Equity

From Inception Of Development State (November 7, 2000) To March 31, 2005

(Unaudited)

(continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To Dec. 31, 2004
	Shares	Amount	Shares	Amount	Shares	Amount
Amortization of deferred compensation	—	$ —	—	$ —	—	$ —	$ —	$ 225,531	$ —	$ 225,531
Warrants issued for services	—	—	—	—	—	—	132,712	—	—	132,712
Warrants issued for legal settlement	—	—	—	—	—	—	757,207	—	—	757,207
Expense recognized from repricing of warrants	—	—	—		—	—	158,516	—	—	158,516
Beneficial conversion feature	—	—	—	—	—	—	408,333	—	—	408,333
Cancelled common stock	(369,000)	(369)	—	—	—	—	369	—	—	—
Conversion of series ‘A’ preferred stock	1,546,633	1,547	(1,546,633)	(1,547)	—	—	—	—	—	—
Series ‘A’ preferred stock accrued dividend	—	—	—	—	—	—	(295,452)	—	—	(295,452)
Shares for series ‘A’ preferred dividends	—	—	—	—	134,834	134	404,353	—	—	404,487
Conversion of series ‘A’ preferred stock	3,457	3	—	—	(3,457)	(3)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(6,966,243)	(6,966,243)
Balance December 31, 2004	34,826,655	34,827	246,342	246	131,377	131	15,348,728	(6,489)	(14,421,842)	955,601
2005:
Issuance of common stock for services:

The accompanying notes are an integral part of these financial statements

#

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

Statement Of Stockholders’ Equity

From Inception Of Development State (November 7, 2000) To March 31, 2005

(Unaudited)

(continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To Dec. 31, 2004
	Shares	Amount	Shares	Amount	Shares	Amount
January 2005—$4.26	44,205	$ 44	—	$ —	—	$ —	$ 188,259	$ —	$ —	$ 188,303
February 2005—$4.05	21,231	21	—	—	—	—	85,964	—	—	85,985
March 2005—$3.20	37,628	38	—	—	—	—	120,372	—	—	120,410
Exercise of class ‘C’ warrants for cash	45,832	46	—	—	—	—	137,450	—	—	137,496
Contributed services—officer	—	—	—	—	—	—	20,000	—	—	20,000
Amortization of deferred compensation	—	—	—	—	—	—	—	4,364	—	4,364
Warrants issued for services	—	—	—	—	—	—	27,337	—	—	27,337
Series ‘A’ preferred stock accrued dividend	—	—	—	—	—	—	(18,242)	—	—	(18,242)
Shares for series ‘A’ preferred dividends	—	—	—	—	6,081	6	18,236	—	—	18,242
Conversion of series ‘A’ preferred stock	102,396	102	(102,396)	(102)	—	—	—	—	—	—
Shares issued	—	—	49,629	49	(49,629)	(49)	—	—	—	—
Warrant liability reclassified upon effectiveness	—	—	—	—	—	—	260,000	—	—	260,000
Sale of common stock	1,562,500	1,563	—	—	—	—	4,998,437	—	—	5,000,000
Net loss	—	—	—	—	—	—	—	—	(2,311,702)	(2,311,702)
Balance March 31, 2005	36,640,447	$ 36,641	193,575	$ 193	87,829	$ 88	$ 21,186,541	$ (2,125)	$ (16,733,544)	$ 4,487,794

The accompanying notes are an integral part of these financial statements

#

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

Statements Of Cash Flows

For The Three Months Ended March 31, 2005 And 2004 And From Inception

Of Development Stage (November 7, 2000) To March 31, 2005

(Unaudited)

	For the Three Months Ended March 31,		From Inception of Development Stage (Nov. 7, 2000) to March 31, 2005
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,311,702)	$ (1,136,409)	$ (14,887,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,599	16,820	140,173
Amortization of debt issue costs and finance costs	324,718	—	338,560
Change in fair value of warrant liability	(318,000)	—	(187,570)
Amortization of deferred compensation	4,364	139,172	237,768
Services recognized as contributed capital	20,000	20,000	200,000
Stock issued for services	394,698	532,777	3,683,974
Options and warrants issued for services	27,337	38,981	2,254,919
Warrants issued for legal settlement	—	—	757,207
Finance cost attributed to re-pricing of warrants	—	—	158,516
Other	—	—	1,459
Changes in operating assets and liabilities:
Prepaid expenses and other currents assets	61,462	41,064	(175,444)
Accounts payable and accrued expenses	835,629	(337,872)	1,227,751
Net cash used in operating activities	(942,895)	(685,467)	(6,250,636)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,285)	(2,589)	(247,174)
Capitalized patent cost	(19,481)	(18,174)	(294,432)
Net cash used in investing activities	(23,766)	(20,763)	(541,606)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	—	—	136,400
Issuance of common stock and exercise of warrants for cash	5,137,496	—	6,268,278
Sale of preferred stock for cash, net of expenses	—	—	4,805,865
Sale of warrants for cash	—	—	125,000
Proceeds from issuance of convertible debenture, net of expenses	—	—	1,968,340
Net cash provided by financing activities	5,137,496	—	13,303,883
Net increase (decrease) in cash and cash equivalents	4,170,835	(706,230)	6,511,641
Cash and cash equivalents, beginning of period	2,340,806	3,957,720	—
Cash and cash equivalents, end of period	$ 6,511,641	$ 3,251,490	$ 6,511,641

The accompanying notes are an integral part of these financial statements

#

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

Statements Of Cash Flows

For The Three Months Ended March 31, 2005 And 2004 And From Inception

Of Development Stage (November 7, 2000) To March 31, 2005

(Unaudited)

(continued)

Supplemental Cash Flow Information:

For the years from inception of development stage (November 7, 2000) to March 31, 2005, Recom paid no interest or income taxes.

Supplemental Investing and Financing Activities:

Recom recorded compensation expense of $20,000 for each of the three-month periods ended March 31, 2005 and 2004, respectively, for the Chief Executive Officer of the company.  This compensation was recorded as additional paid in capital.

During the three months ended March 31, 2004, the company issued 125,743 shares of common stock for marketing and business services rendered during the period.  These services were valued at $532,777 based upon the market value of the shares at the date of issuance.  Of those shares issued, 52,391 shares of common stock valued at $190,140 based upon the market value of the shares at the date of issuance related to expenses accrued during the fourth quarter of 2003 since the services were rendered during that period.

For the three months ended March 31, 2005 and 2004, the company has accrued $18,242 and $109,334, respectively, in dividends related to its series “A” preferred stock.  Such dividends are a non-cash charge as they will be paid in-kind.

During the three months ended March 31, 2005 and 2004, 102,396 and 6,667 shares of common stock, respectively, were issued upon conversion of an equivalent number of shares of series “A” preferred stock.

#

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

Notes To Financial Statements

For The Three Months Ended March 31, 2005 And 2004

1.

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 and from inception (November 7, 2000) to March 31, 2005 have been prepared by Recom pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2004 as disclosed in the company’s 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

2.

PRO FORMA STOCK OPTION INFORMATION

Employee and Director Common Share Purchase Options—Pro forma information regarding the effects on operations of employee and director common share purchase options as required by SFAS No. 123 and SFAS No. 148 has been determined as if Recom had accounted for those options under the fair value method. Pro forma information is computed using the Black Scholes method at the date of grant of the options based on the following assumptions ranges:  (1) risk free interest rate of 1.42% to 3.13%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 53.84% to 158.48%; and (4) an expected life of the options of 1.5 years.  The foregoing option valuation model requires input of highly subjective assumptions.  Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimate, the existing model does not in the opinion of our management necessarily provide a reliable single measure of fair value of common share purchase options we have granted to our employees and directors.

#

Pro forma information relating to employee and director common share purchase options is as follows:

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
Net loss as reported	$ (2,311,702)	$ (1,136,409)
Add back stock based compensation under APB 25	—	—
Less stock compensation calculated under SFAS 123	(145,329)	(145,223)
Pro forma net loss	$ (2,457,031)	$ (1,281,632)
Basic and diluted historical loss per share	$ (0.07)	$ (0.03)
Pro forma basic and diluted loss per share	$ (0.07)	$ (0.04)
Net loss attributable to common shares, as reported	$ (2,329,944)	$ (1,245,743)
Pro forma net loss attributable to common shares	$ (2,475,273)	$ (1,390,966)
Basic and diluted historical loss per share attributable to common shares	$ (0.07)	$ (0.04)
Pro forma basic and diluted loss per share attributable to common shares	$ (0.07)	$ (0.04)

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.07 for the three months ended March 31, 2005 and $0.04 for the three months ended March 31, 2004. For the three months ended March 31, 2005 and 2004, 6,980,418 potential shares and 7,849,977 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

3.

CONTINGENT SETTLEMENT PAYABLE

In conjunction with Dr. Budimir Drakulic becoming our Vice President and Chief Technology Officer, we reached an agreement-in-principle with Dr. Drakulic to offer to sell common shares to certain individuals in order to protect our rights to the Signal Technologies. As part of that agreement, we agreed that should we raise more than $2 million in certain offerings, we would pay 4% of the proceeds of those offerings greater than $2 million to those individuals up to a maximum amount of $480,350.  We subsequently reached settlements with a number of these individuals and the remaining liability related to the agreement as of March 31, 2005 is $21,113, which is included in accounts payable and accrued expenses.  See Note 7, “Commitments And Contingencies”.

4.

UNIT OFFERING

During October 2003, we sold 53.2875 units in a private placement, with each unit consisting of 33,334 series ‘A’ preferred shares and 16,667 class ‘C’ common share purchase warrants, at a price of $100,000 per unit.  The proceeds to our company, net of expenses, were approximately $4,806,000.  Each class ‘C’ warrant entitles the holder to purchase

#

one common share at an exercise price of $3.75 per share.  The class ‘C’ warrants are exercisable anytime during the four year period commencing on the final closing and do not contain provisions for cashless exercise.  On October 1, 2004, we voluntarily reduced the exercise price of the class ‘C’ warrants from $3.75 to $3.

Our series ‘A’ preferred shares carry a liquidation value equal to $3 per share, are senior to all other shares of capital stock now existing or hereinafter created by our company as to dividend and liquidation rights, and have voting rights as if converted into common shares.  Each series ‘A’ preferred shareholder has the option at any time to convert all or any portion of his or her shares into common shares on a one-for-one basis.  During the three months ended March 31, 2005 and 2004, 102,396 and 6,667 series ‘A’ preferred shares, respectively, were converted into an equivalent number of common shares.

Our series ‘A’ preferred shares are required to pay dividends of 8% annually, to be paid quarterly either in cash or in the form of additional preferred shares at the discretion of Recom.  Any series ‘A’ preferred shares issued as a dividend will be valued at $3 per share.  During the three months ended March 31, 2005 and 2004, we accrued dividends in the amount of $18,242 and $109,334, respectively, with respect to our series ‘A’ preferred shares. We have elected to pay these dividends in kind through the issuance of additional preferred stock. Through March 31, 2005, in satisfaction of the accrued dividends, we issued or committed to issue a total of 140,915 preferred shares valued at $422,729. As of March 31, 2005, 53,086 shares were issued or deemed converted into common shares.  As of March 31, 2005 there are no accrued dividends payable reflected on the balance sheet.

5.

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

For so long as the debenture is unpaid, the debenture holder is entitled to convert the debenture into a number of common shares equal to the outstanding principal on the debenture divided by $5.25, such amount representing 105% of the closing price for our common shares on the trading day prior to the sale of the debenture.  We also have the right to pay the principal and interest on the debenture in common shares in lieu of cash provided that we first register those shares with the SEC, are not otherwise in default under the debenture, and have satisfied certain other conditions including notice requirements.  Should payment be made in common shares, the principal and interest under the debenture subject to conversion would be convertible into those shares at the rate of 85% of the average of the three lowest closing prices for those shares during the ten day period prior to the repayment date.  If we elect to pay only interest with common shares, the conversion rate shall be fixed at 90% of the closing price immediately prior to the payment or delivery date.  Under the terms of the debenture, once this registration statement is declared effective, Recom will have the right to repay both principal and interest in common shares in lieu of cash so long as we are not otherwise in default under the debenture.  We filed the aforesaid registration statement on January 26, 2005, and on February 14, 2005 the SEC declared the registration statement to be effective.

While pre-payment of the debenture is generally not allowed before its August 31, 2005 due date without the consent of the debenture holder, we may do so in cash so long as we pay the entire outstanding balance due through maturity and also pays a 10% premium on the outstanding principal.

In the event of default under the debenture, including both failure to make principal and interest payments and failure to comply with various covenants, the interest rate will increase to 15%, and we will be obligated to pay the greater of (1) the principal due under the debenture together with a 30% premium, plus interest accrued; or (2) the principal due under the debenture, plus interest accrued, divided by conversion price were the debenture holder to elect to convert the debentures into common shares. As a result of the March 31, 2005 equity placement described under “Equity Transactions”, we incurred a default penalty of $600,000 at March 31, 2005, which has been accrued at March 31, 2005 and recorded as a financing cost in the statement of operations.  We settled this penalty in April 2005, by agreeing to a re-pricing of the warrants described below, from an exercise price of $5.75 per share to an exercise price of $2.40 per share.

#

As additional consideration for the purchase of the debenture, we granted to the debenture holder warrants entitling it to purchase 275,000 common shares at the price of $5.75 per share, or 115% of the closing price for those shares on the trading day prior to the sale of the debenture.  These warrants lapse if unexercised by December 29, 2009.  A registration rights agreement was executed requiring Recom to register the shares of its common stock underlying the debenture and warrant so as to permit the public resale thereof.  The debenture provided for the payment of liquidated damages of 2% of the debenture balance per month if the stipulated registration deadlines were not met. In accordance with EITF 00-27, a portion of the proceeds were allocated to the warrant liability based on its fair value, which totaled $447,570 using the Black Scholes option pricing model.  The remaining balance was allocated to the convertible debt instrument and was used to compute the beneficial conversion feature. We attributed a beneficial conversion feature of $408,333 to the convertible debenture based upon the difference between the effective conversion price of those shares and the closing price of our common shares on the date of issuance.  The assumptions used in the Black Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 91%, (3) risk-free interest rate of 3.12%, and (4) expected life of 1.5 years. Additionally, we incurred legal costs of $31,660 in connection with the sale of the debenture. The total debt discount of $887,563 is being amortized over the term of the debenture.  During the three months ended March 31, 2005, amortization as interest expense amounted to $324,718.

In conjunction with raising capital through the issuance of convertible debt, the Company has issued a warrant that has registration rights for the underlying shares.  As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet ($447,570) and the change in fair value from the date of issuance to December 31, 2004 has been included in other income (expense).  The fair value of the Warrant was $578,000 at December 31, 2004.  Upon the registration statement being declared effective, the fair value of the warrant on that date would be reclassified to equity.

For the three months ended March 31, 2005, the change in fair value of the warrant issued with registration rights decreased by approximately $318,000 to $260,000 at the date of effectiveness of the registration statement and is recognized as a credit to change in fair value of warrant liability on the statement of operations.  At that date, the remaining fair value was credited to additional paid-in capital.

6.

EQUITY TRANSACTIONS

On January 3, 2005, we granted to our directors as compensation for serving on our audit and compensation committees share five-year purchase warrants entitling them to purchase a total of 35,000 common shares at $5.05 per share.  These options vest quarterly over one year.

On January 20 2005, we issued to one director, Ms. Jennifer Black, as compensation for serving on our board of directors, options to purchase 28,000 common shares at $3.95 per share.  The options vest quarterly over a period of one year, and lapse if unexercised on January 19, 2010.

Effective February 1, 2005, we approved the grant of common stock purchase options to seven non-executive employees entitling them to purchase a total of 92,000 unregistered common shares at an exercise price of $4.05 per share, representing the market price for the shares as of date of approval and grant.  These options vest quarterly over a period of four year based upon the continuous provision of services and lapse, to the extent not exercised, on January 31, 2010.

On March 22 2005, we issued to one director, Ms. Lucy Duncan-Scheman, as compensation for serving on our board of directors, options to purchase 50,000 common shares at $3.10 per share.  The options vest quarterly over a period of one year, and lapse if unexercised on March 21, 2010.

On March 31, 2005, we closed a private placement wherein we sold a total of 1,562,000 unregistered common shares, together with common share purchase warrants entitling the holder to purchase 1,500,000 restricted common shares, to Trellus Management Company, LLC for the sum of $5,000,000.  The warrants are exercisable at $1.60 per share, contain cashless exercise provisions, and lapse if unexercised on or before March 31, 2010.  As part of the transaction, we agreed to file a registration statement with the SEC on or before April 20, 2005 to register the common shares sold and the common shares issuable upon the conversion of the warrants.  We further agreed to reduce the exercise price of

#

the warrants to $1.20 per should we fail to file the registration statement on a timely basis.  We have since procured an extension of the filing date to May 31, 2005.

During the quarter ended March 31, 2005, we issued in the aggregate 103,064 common shares for business services. These services were valued at $394,698 based upon the fair market value of the shares determined as the closing stock price as reported by the OTCBB at the date of issuance.

During the quarter ended March 31, 2005, we issued 45,832 common shares upon exercise of an equivalent number of class “C” warrants, for cash proceeds of $137,496.

7.

COMMITMENTS AND CONTINGENCIES

We have entered into a research and development services agreement with Battelle Memorial Institute, Health and Life Sciences to develop our Model 200 Module.  Pursuant to the agreement, we have agreed to pay labor services and other expenses for performance under the agreement, estimated at $2,815,200. The term of the services to be provided is estimated to be sixteen months.  Services provided will be invoiced monthly.  Either party shall have the right to terminate the agreement upon 30 days’ written notice for any good-faith basis.

8.

RELATED PARTY TRANSACTIONS

During the three month periods ended March 31, 2005 and 2004, we incurred legal fees to a firm which has one of our directors, Mr. Ellsworth Roston, as a partner.  The fees incurred for the three months of 2005 and 2004 were $36,838 and $40,448, respectively. Of these amounts, $19,481 and $18,174 was capitalized as patent costs.

On January 21, 2005, we entered into a consulting agreement with Dr. Lowell T. Harmison, on of our directors and presently our interim co-Chief Executive Officer, in connection with the provision of his services in evaluating the applicability of our technology to the EEG market.  Under this agreement, we acknowledged that Dr. Harmison had previously provided services for this project for which we compensated him with the sum of $70,000 in registered common shares, and that Dr. Harmison would provide an additional $84,000 in services, payable at the rate of $16,000 per month, to complete the project over a six month term.

On March 26, 2005, Recom appointed Dr. Lowell T. Harmison as our new Chief Executive Officer in replacement of Mr. Marvin H. Fink.  On March 28, 2005, Mr. Harmison replaced Mr. Fink as President.  The board of directors recognized the valuable services provided to the company by Mr. Fink and acknowledged to Mr. Fink that any common share purchase options he holds by reason of serving as an officer or director of the company would be deemed fully vested by reason of those pre-retirement services.  For similar reasons, the board of directors acknowledged on March 22, 2005 that Mr. Fink would be entitled to all other benefits under his employment agreement as if the contract had been lawfully and properly carried out by all parties to its full term.

9.

SUBSEQUENT EVENTS

On April 8, 2005, we closed a private placement wherein we sold a total of 937,5000 unregistered common shares, together with common share purchase warrants entitling the holder to purchase 900,000 restricted common shares, to Lagunitas Partners LP, Gruber & McBaine International, J. Patterson McBaine and Jon and Linda Gruber for the sum of $3,000,000.  The warrants are exercisable at $1.60 per share, contain cashless exercise provisions, and lapse if unexercised on or before April 8, 2010.  As part of the transaction, we agreed to file a registration statement with the SEC within 20 days to register the common shares sold and the common shares issuable upon the conversion of the warrants.  We further agreed to reduce the exercise price of the warrants to $1.20 per should we fail to file the registration statement on a timely basis.  We have since procured an extension of the filing date to May 31, 2005,

On April 15, 2005, Recom entered into a five-year employment agreement with Ms. Pamela Bunes with respect to the provision of services as our Chief Executive Officer and President and as a director of the company in connection with her appointment as our Chief Executive Officer and President on that date.  The essential terms of the employment agreement are as follows:  (1) Ms. Bunes is entitled to a base salary of $300,000 per year, subject to adjustment after the first anniversary of the agreement upon a performance review by the board. (2) Ms. Bunes is entitled to a $32,000

#

signing bonus; and (3) Ms. Bunes is entitled to a number of employee benefits under the agreement, including the provision of an automobile and the right to participate in company benefit plans, including any bonus plans established for management or other benefit plans established for executive officers.  In addition, Ms. Bunes will be granted a share purchase option entitling her to purchase 750,000 unregistered common shares at $3 per share, reflecting the closing price of our common stock as of the date of the agreement.  The right to exercise the option vests quarterly in tranches of 37,500 shares per quarter over the term of the employment agreement based upon the continuous provision of services by Ms. Bunes, and lapse to the extent unexercised on April 15, 2010 with respect to the first sixteen quarterly tranches, and April 15, 2011 with respect to the final four quarterly tranches.  The employment agreement provides for early termination in the case of Ms. Bunes’ death or disability, Ms. Bunes’ termination by Recom for “cause” as that term is defined in the agreement; and Ms. Bunes’ termination of employment for “good reason” as that term is defined in the agreement, which includes a change in control.  Recom and Ms. Bunes may each also terminate the agreement upon 60 days’ prior notice with cause or good reason, respectively.  In the event of an early termination of the agreement for any reason, all compensation and benefits under the agreement will terminate as of the date of termination, with the payment of any bonuses payable under any bonus plan adopted by the company being pro rated as of the date of termination.  In additional, all unvested options shall lapse.  In the event of Ms. Bunes’ death or in the event Recom should terminate the agreement without cause or should Ms. Bunes terminate the agreement for good reason, Recom shall also be obligated to continue to pay Ms. Bunes her base salary and to continue to provide employee benefits for a period of twelve months, except that in the event of Ms. Bunes death, this obligation shall terminated upon the expiration of the intended term of the agreement if shorter.

On April 18, 2005, Recom entered into a five-year employment agreement with Mr. Rodney Hildebrandt with respect to the provision of services as our Chief Operating Officer and Secretary and as a director of the company.  The essential terms of the employment agreement are as follows:  (1) The agreement has a term commencing effective as of March 22, 2005 and ending on March 21, 2010; (2) Mr. Hildebrandt is entitled to a base salary of $125,000 per year, subject to adjustment after the first anniversary of the agreement upon a performance review by the board; and (3) Mr. Hildebrandt is entitled to a number of employee benefits under the agreement, including the provision of an automobile and the right to participate in company benefit plans, including any bonus plans established for management or other benefit plans established for executive officers.  In addition, Mr. Hildebrandt will be granted a share purchase option entitling him to purchase 1,000,000 unregistered common shares at $3.10 per share, reflecting the closing price of our common stock as of the date of the agreement.  The right to exercise the option vests quarterly in tranches of 50,000 shares per quarter over the term of the employment agreement based upon the continuous provision of services by Mr. Hildebrandt, and lapse to the extent unexercised on April 18, 2010 with respect to the first sixteen quarterly tranches, and April 18, 2011 with respect to the final four quarterly tranches.  The employment agreement provides for early termination in the case of Mr. Hildebrandt’s death or disability, Mr. Hildebrandt’s termination by Recom for “cause” as that term is defined in the agreement; and Mr. Hildebrandt’s  termination of employment for “good reason” as that term is defined in the agreement, which includes a change in control.  Recom and Mr. Hildebrandt may each also terminate the agreement upon 60 days’ prior notice with cause or good reason, respectively.  In the event of an early termination of the agreement for any reason, all compensation and benefits under the agreement will terminate as of the date of termination, with the payment of any bonuses payable under any bonus plan adopted by the company being pro rated as of the date of termination.  In additional, all unvested options shall lapse.  In the event of Mr. Hildebrandt’s death or in the event Recom should terminate the agreement without cause or should Mr. Hildebrandt terminate the agreement for good reason, Recom shall also be obligated to continue to pay Mr. Hildebrandt his base salary and to continue to provide employee benefits for a period of twelve months, except that in the event of Mr. Hildebrandt death, this obligation shall terminated upon the expiration of the intended term of the agreement if shorter.

On April 20, 2005, we amended the terms of a common share purchase warrant we had previously granted to DKR SoundShore Oasis Holding Fund Ltd. (“Oasis”) on December 29, 2004 entitling it to purchase 275,000 common shares, by reducing the exercise price of that warrant from $5.75 per share to $2.40 per share.  This amendment was effected in connection with procuring Oasis’s waiver with respect to our recent issuance of $8 million in equity through two private placements as discussed above. See Note 5, “Convertible Debenture Payable”.  On April 27, 2005, we notified Oasis of our election to convert all outstanding principal and interest under their $2,000,000 8% convertible debenture into common shares, subject to the reservation of our rights to revise or revoke those elections.

-#-

PLAN OF OPERATION

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited financial statements and their explanatory notes included as part of this quarterly report, and (2) our annual audited financial statements and explanatory notes for the year ended December 31, 2004 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC, as it may be amended.

Overview

Recom is a medical device company focused on researching, developing and marketing medical devices which monitor and measure physiological signals in order to detect diseases that impact an individual’s health.  Physiological signals are small bioelectrical signals generated by the body.  Our initial product will be patient modules used as part of a heart monitor system to acquire, amplify and process physiological signals associated with a patient’s cardiovascular system.  Heart monitor systems are used by heart specialists known as cardiologists to collect physiological data for electrocardiogram or “ECG” tests for the purpose of detecting and identifying cardiovascular disease.  Our patient module will operate using a proprietary and patented “amplification” technology which provides the capability to enlarge and process the physiological signals to discriminate them from ambient or background electromagnetic noise and to facilitate the examination of the signal data for diagnostic purposes.  Our amplification technology is an enhancement of an amplification technology first developed for the United States Air Force to record bioelectrical signals from a pilot’s brain, known as an electroencephalogram or “EEG”.  Earlier versions of the technology were also used by the National Institute of Health as well as companies such as Titan Systems and Teledyne, Inc. for purposes of monitoring different physiological signals relating to the brain.

In December 2004, we completed development of a pre-production model of our first product for commercialization, our battery-operated, digital 12-lead Recom Model 100 Patient Module or “Model 100 Module”. The Model 100 Module will be used as the primary component of a 12-lead ambulatory heart monitor system, referred to as the “Model 100 Monitor System”.  The Model 100 Monitor System is an ambulatory patient heart monitor or recording system that will allow a patient’s heart to be continuously monitored over a period of 24 to 48 hours while the patient carries out his or her daily activities away from the physicians’ office or hospital.  The pre-production version satisfies all performance, safety, environmental and regulatory standards.  We are now in the process of conducting various user preference performance comparison tests relative to top-end ECG systems in anticipation of our planned introduction of the Model 100 Monitor System to market. We do not anticipate that we will introduce our Model 100 Monitor System to the market until March 2005, and will not start selling the device until late 2005.

Development Stage Company; Prior Going Concern Issue

We are a development stage company under the provisions of SFAS No. 7, and have negative cash flows from operations and no current established source of revenue.  We do not anticipate that we will introduce our Model 100 Monitor System to the market until March 2005, and will not start selling the device until late 2005.  Until recently, the foregoing matters raised substantial doubt about our ability to continue as a going concern.  See note 2 to our consolidated financial statements included with our annual report on form 10-KSB for our fiscal year ended December 31, 2004.  However, as a consequence of financings we recently completed in late March and early April 2005 for an aggregate of $8,000,000, management now believes that we have sufficient cash to continue our business for at least the next twelve months, and there is no going concern advisement in the notes to our interim financial statements included with this quarterly report.  See “Liquidity And Capital Resources” below.

Results of Operations

We incurred a net loss before preferred dividends of $2,311,702 for our three-month interim period ended March 31, 2005, as compared to $1,136,409 for the corresponding interim period in fiscal 2004.  The $1,175,293 or 103% increase in our net loss before preferred dividends for our three-month interim period ended

-#-

March 31, 2005 was attributable to a $380,125 increase in research and development expenditures, a $642,243 increase in net other expense, and a $152,925 increase in general and administrative expense.

Research and development expenditures for our three-month interim period ended March 31, 2005 were $570,380, as compared to $190,255 for the corresponding interim period in fiscal 2004.  The $380,125 or 200% increase in research and development expenditures reflected the continued ramp-up in our research and development activities, including the addition of engineering personnel.  The primary components of the increase for our three-month interim period ended March 31, 2005 over the corresponding interim period in fiscal 2004 were the expenditure of an additional $293,984 in outside development costs to complete our Model 100 Module prototype; and an increase in $90,392 in compensation relating to research and development activities.  These increases were partially offset by a net decrease in other expenditures.

General and administrative expenses for our three-month interim period ended March 31, 2005 were $1,099,079, as compared to $946,154 for the corresponding interim period in fiscal 2004.  The primary components of general and administrative expenses for our three-month interim period ended March 31, 2005 were legal fees, general consulting fees, settlement costs and investment banking fees.  The $152,925 or 16% increase in general and administrative expenses was principally attributable to a $194,233 increase in consulting fees, an $88,000 increase in non-legal professional fees, and a net increases in other general and administrative expenses, partially offset by a net $84,524 decrease in legal and accounting fees and a $139,425 decrease in investor relations fees.

We incurred net other expense in the amount of $642,243 for our three-month interim period ended March 31, 2005, as compared to $0 for the corresponding interim period in fiscal 2004.  Other net expense for our three-month interim period ended March 31, 2005 was principally composed of amortization of debt discount and interest of $364,718,  debt default penalty of $600,000 and change in fair value of warrant liability of $(318,000).

We also incurred preferred dividend expense of $18,242 for our three-month interim period ended March 31, 2005, as compared to $109,334 for the corresponding interim period in fiscal 2004.  The $91,092 or 83% decrease in preferred dividend expense was principally attributable to a decrease in preferred shares outstanding, resulting from conversions of preferred shares into common shares.

Our net loss attributable to common stockholders increased to $2,329,944 for our three-month interim period ended March 31, 2005 as compared to $1,245,743 for the corresponding interim period in fiscal 2004.  The $1,084,201 increase in net loss attributable to common stockholders was principally due to the $1,175,293 increase in our net loss before preferred dividends, offset by the aforesaid $91,092 decrease in preferred dividend expense.

Plan of Operation

Our plan of operation for the twelve month period following the date of this quarterly report is to (1) commence marketing our Model 100 Monitor System, (2) continue research and development activities relating to the development of our Model 200 Monitor System; (3) continue the evaluation process relating to establishment or acquisition of patient monitoring centers and, if the decision is made to proceed with these activities, to commence such activities; (4) to continue the investigation and potential development of our patient electrode vest and enhanced electrodes product ancillaries; and (5) complete initial studies relating to the applicability of our technology to the EEG market.  We currently have budgeted $5,268,000 in costs for the twelve month period following the date of this quarterly report, including (1) $3,695,000 to cover our projected general and administrative expenses during this period; (2) $1,573,000 to cover our projected research and development costs.

Described below are the company’s various research and development projects and activities that are currently in progress or which we anticipate will commence during the twelve month period following the date of this quarterly report.  As noted below, we anticipate that several of these projects or activities will not be completed until after the twelve month period cited.  Since the anticipated overall cost of each of these later-completed projects or activities cited below necessarily include costs anticipated to be incurred after the end of the twelve month period cited, please note that the aggregate costs for all of the projects and activities cited below exceed the $1,573,000 budgeted as stated above.

-#-

•

We intend to finalize our selection of an ECG analysis software system that we will recommend for use with our Model 100 Module, as well as the necessary integration engineering to ensure that our Model 100 Module reliably and accurately produces signal data in a format compatible with that software.  We anticipate we will spend approximately $250,000 to purchase the selected software packages, and an additional $50,000 to conduct the requisite integration engineering and testing activities.  We anticipate we will identify and purchase the software and complete the integration engineering and testing activities by the fourth quarter of 2005.  The foregoing does not include any additional expenditures or time required to modify the aforesaid standard software should that become necessary.

•

We also intend to continue research and development activities with respect to our Model 200 Monitor System, patient monitoring centers and continuous preventative monitoring software project.  With respect to the development of the Model 200 Module that will be the core feature of the Model 200 Monitor System, we have budgeted $2,815,000 to design, fabricate and test a pre-production model of this product under our research and development services agreement with Battelle Memorial Institute. The aforesaid estimate does not include the cost to establish or acquire patient monitoring centers.  Pending the completion of the introduction of our Model 100 Module to the market during the balance of fiscal 2005, we intend to reduce the activities on the Model 200 project to minimal levels and have budgeted $206,000 toward the project over the next twelve months.

•

We also intend to continue investigation and development work on our patient vest.  We project that we will spend approximately $230,000 to conduct these development activities, and expect to complete them by the last quarter of 2005.

Included in our anticipated general and administrative expenses for the twelve month period following the date of this quarterly report is approximately $500,000 in sales and marketing expenses.  These funds will be targeted among other things toward:

•

hiring additional sales and marketing personnel;

•

conducting evaluation studies of our Model 100 Module at various hospitals, clinics and research institutions for the purpose of evaluating our Model 100 Monitor System in a patient setting in order to identify and optimize the performance, usability and aesthetic aspects of the system for marketing purposes (we are presently conducting our initial studies at the Duke Clinical Research, and are presently negotiating our second study at the Cleveland Clinic);

•

exhibiting our Model 100 Module at various trade shows (including shows for the North American Society for Pacing and Electrophysiology, American College of Cardiology and American Heart Association);

•

providing sample heart monitor systems to key cardiologists, hospitals and monitoring centers;

•

commencing an advertising program in cardiology journals; and

•

coordinating the writing of a number of technical papers relating to the effectiveness of our Model 100 Module Monitor system, to be presented at technical conferences and/or published in peer-reviewed scientific and medical journals.

Also included in our anticipated general and administrative expenses for the twelve month period following the date of this quarterly report is approximately $370,000 in production expense relating to the commercial production of our Model 100 Module, to include hiring a third-party contract manufacturer to fabricate the device.

We anticipate that we will add between two and five additional employees to our staff during the twelve month period following the date of this quarterly report.

-#-

We can give you no assurance that we will be successful in developing our modules, patient vest or enhanced electrodes at all or within the timeframes or at the costs estimated, or in procuring FDA approval or clearance for these products when necessary, or in designing and engineering durable, reliable and competitively priced production versions of any of these products.

Our anticipated costs and project completion dates described above are estimates based upon our current business plan.  Our actual costs or actual project completion dates could vary materially from those estimated.  We may also decide at any time to terminate our ongoing development plans with respect to ancillary products such as our patient vests, enhanced electrodes and proprietary software should we deem them to be impracticable or not be commercially viable.  Further changes to our current business plan could also result, such as the acquisition of new products or services or the decision to manufacture our own products, resulting in a change in our anticipated.  See that section of this quarterly report captioned “Advisements”.  At this point our new management team is re-evaluating our core business plan as it relates to our heart monitor products, including redefining the market for our Model 100 Monitoring System and accelerating the introduction of that product to market, and re-evaluating the development methodology for our Model 200 Module.

Liquidity and Capital Resources

Historical Sources of Capital Resources

As reported in our audited financial statements for the year ended December 31, 2004 included as part of this quarterly report, for the period January 1, 2003 through December 31, 2004, we principally financed our operations through a combination of (1) gross proceeds from contributed capital, the sale of our common shares, series ‘A’ preferred shares and common share purchase warrants for cash, and the exercise of stock purchase warrants for cash ($6,301,645); (2) the issuance of common shares or common share purchase warrants in payment of the provision of services ($5,938,893); and (3) gross proceeds from the sale of a debenture and common share purchase warrants ($2,000,000).  Included in the foregoing are the following significant transactions:

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

-#-

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

•

On March 31, 2005, we sold a total of 1,562,500 unregistered common shares, together with common share purchase warrants entitling the holder to purchase 1,500,000 restricted common shares, to Trellus Partners, LP for the sum of $5,000,000 pursuant to a private placement.  The warrants are exercisable at $1.60 per share, contain cashless exercise provisions, and lapse if unexercised on or before March 31, 2010.

Since the period described above, we have entered into the following transactions:

•

On April 8, 2005, we sold a total of 937,500 unregistered common shares, together with common share purchase warrants entitling the holder to purchase 900,000 restricted common shares, to Lagunitas Partners LP, Gruber & McBaine International, Jon D. and Linda W. Gruber, and J. Patterson McBaine for the sum of $3,000,000 pursuant to a private placement.  The warrants are exercisable at $1.60 per share, contain cashless exercise provisions, and lapse if unexercised on or before April 8, 2010.

Liquidity

We have approximately $8,990,000 of cash on hand as of April 30, 2005 to fund our operations going forward.  As discussed above, our plan of operation for the twelve month period following the date of this quarterly report is to commence our marketing activities with respect to our Model 100 Module, and to continue product development activities with respect to our Model 200 Module, and we have budgeted $5,268,000 in costs for this twelve month period.  We believe that our cash on hand will be sufficient to cover these anticipated expenditures.  In order to preserve our cash flow, we intend to convert the principal and interest on our $2,000,000 debenture with Oasis into common shares.   Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

-#-

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  For a description of those estimates, see note 2, Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the year ended December 31, 2004 contained in our annual report on form 10-KSB for that year, as it may be amended.  On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and estimates of costs to complete contracts.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”.  The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets.  The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis.  By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions.  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance.  The provisions of SFAS 153 shall be applied prospectively.  Recom has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”.  SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.   SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.   SFAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.  However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.  Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) is applicable for Recom effective the first interim period that starts after December 15, 2005. Recom has evaluated the impact of the adoption of SFAS 123(R), and believes that the impact will be significant to the company’s overall results of operations and financial position (a pro forma effect, as estimated by management, is disclosed in note 2 of our financial statements).

-#-

In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions—FSP FAS 109-1, Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) “Consolidation of Variable Interest Entities”. FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The Company does not currently have any variable interest entities that will be impacted by adoption of FIN 46(R).

UNCERTAINTIES AND OTHER RISK FACTORS THAT
MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

Our future results of operations or financial condition and your investment in our common shares may be adversely affected by the uncertainties and other risk factors enumerated below as well as those presented elsewhere in this quarterly report and in other reports we periodically file with the SEC, including our annual report on form 10-KSB for the fiscal year ended December 31, 2004, as it may be amended from time to time, and should be considered in context with the various disclosures concerning our company presented elsewhere herein and therein.

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

We have incurred cumulative net losses after preferred dividends available to common shareholders in the amount of $17,154,813 from our inception through March 31, 2005, and have debt of $2,000,000 maturing in increments by August 31, 2005 although we have notified the holder of the debenture that we intend to convert the principal and interest on that indebtedness into common shares.  We have no commercial product sales or revenues to date, and do not anticipate that we will commence commercial sales of our heart monitoring products until late 2005. Once we

-#-

commence marketing our heart monitoring products, we project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs for an indefinite period of time. We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive when our products are initially introduced to markets, due to the significant costs associated with the development and marketing of our products and services.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

As noted in the prior risk factor, we do not anticipate that we will commence commercial sales of our heart monitoring products until late 2005, and further anticipate that after such introduction we will continue to be cash flow negative due to our costs exceeding our revenues for an indefinite period of time.  We believe that our currently available working capital will be sufficient to continue our business for at least the next twelve months.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it become necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

-#-

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

-#-

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

Our success depends to a critical extent on the continued efforts of services of our executive management team comprised of Ms. Pamela Bunes, our permanent Chief Executive Officer and President, Mr. Rodney Hildebrandt, our Chief Operating Officer, and Dr. Budimir S. Drakulic, our Vice President and Chief Technology Officer.  Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital.  Ms. Bunes and Mr. Hildebrandt are currently employed pursuant to five-year employment agreements, while Dr. Drakulic is employed as a consultant under a loan-out agreement through October 15, 2012.  None of these agreements will preclude any of these key officers from leaving the company.  We currently maintain key man life insurance policies in the amount $3 million with respect to Dr. Drakulic which will assist us in recouping some of our costs in the event of the death of that officer.

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

-#-

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

-#-

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

ARC Finance Group, LLC, which is owned and controlled by Ms. Tracey Hampton, owns a majority of our outstanding common shares.  As a consequence of its controlling stock ownership position, ARC Finance Group retains the ability to elect a majority of our board of directors or to remove any director, and thereby controls our management.  ARC Finance Group also has the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.  ARC Finance actively evaluates potential modifications to our board of directors and management, and could make such modifications—or wholesale changes—at any time if deemed to be in the company’s best interest.

The sale of a large amount of  common shares held by our shareholders or our executive officers or directors, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

The ability of our majority shareholder, ARC Finance Group, LLC, to sell common shares under Rule 144 is unclear under current SEC interpretations relating to eligibility for use of that safe harbor.  As a consequence, we intend to register approximately 3,500,000 common shares held by ARC Finance Group for resale to provide it with a mechanism to sell such shares on the public market in the future should it decide to do so, without waiving the right of ARC Finance Group to sell common shares under Rule 144.  We have also previously registered large amounts of common shares for selling shareholders, including a large amount of common shares issuable to Oasis upon its exercise of common share purchase warrants as well as common shares issuable upon our anticipated conversion of our $2,000,000 debenture with Oasis into common shares.  We are also under an obligation to register shares issuable in connection with recent private placements of our common shares and common share purchase warrants. Some of our executive officers and directors also hold large amounts of common shares that they may sell under Rule 144 subject to control stock volume limitations. We intend to register these shares under a resale prospectus contained in a registration statement on form S-8, which would increase the overall number of such shares that those officers and directors may sell on the public markets subject to volume restrictions imposed under form S-8.  Some of our executive officers and directors also hold common stock purchase options entitling them to acquire large amounts of common shares.  We also intend to register these shares under a resale prospectus contained in a registration statement on form S-8, which would provide those officers and directors with a mechanism to immediately sell such shares on the public markets subject to volume restrictions imposed under form S-8.

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

There are currently outstanding as of May 3, 2005, 279,730 series ’A’ preferred shares each convertible into one common share at the conversion rate of $3 per share, and common share purchase options and warrants entitling the holders to purchase 8,788,770 common shares at a weighted average exercise price of $2.22 per share, including a number granted to directors, officers, employees and consultants that are subject to vesting conditions.  In the event of the conversion or exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares.  In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their conversion or exercise of these securities.

-#-

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 common and 10,000,000 “blank check” preferred shares.  After taking into consideration our outstanding common and preferred shares as of May 3, 2005, we will be entitled to issue up to 62,389,476 additional common shares and 9,720,270 additional preferred shares.  Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

LEGAL PROCEEDINGS

As of the date of this quarterly report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

CHANGES IN SECURITIES AND USE OF PROCEEDS

Modification Of Instruments Defining Rights Of Holders Of Class Of Registered Securities

Not Applicable

Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities

Not Applicable

Recent Sales Of Unregistered Equity Securities

Rule 506

During the three-month interim period ended March 31, 2005, we sold or issued the following securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act.  The offer and sale of the securities in each offering was exempt from the registration requirements of the Securities Act under Rule 506 insofar as:  (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) pursuant to Rule 506(b)(2)(i), there were no more than 35 non-accredited investors in the offering; (3) pursuant to

-#-

Rule 506(b)(2)(ii), each purchaser in the offering who was not accredited either alone or with his purchaser representative had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risk of the investment, or the company reasonably believed immediately prior to making the sale that such investor came with this description; (4) no offers or sales under the offering was effected through any general solicitation or general advertising within the meaning of Rule 502(c); and (5) the transfer of the securities in the offering were restricted by the company in accordance with Rule 502(d).  Except as stated below, no underwriting discounts or commissions were payable with respect to any of the offerings.

•

On January 3 2005, we issued to three directors, Messrs. Marvin H. Fink and Ellsworth Roston and Dr. Robert Koblin, as compensation for serving on the compensation committee of our board of directors, options to purchase 5,000, 5,000 and 5,000 common shares at $5.05 per share.  The options vest quarterly over a period of one year, and lapse if unexercised on February 3, 2010.  We valued each grant at $11,331 for pro-forma financial statement purposes using the Black-Scholes model.

•

On January 3 2005, we issued to two directors, Ms. Jennifer Black and Mr. Ellsworth Roston, as compensation for serving on the audit committee of our board of directors, options to purchase 10,000 and 10,000 common shares at $5.05 per share.  The options vest quarterly over a period of one year, and lapse if unexercised on February 3, 2010.  We valued each grant at $22,661 for pro-forma financial statement purposes using the Black-Scholes model.

•

On January 20 2005, we issued to one director, Ms. Jennifer Black, as compensation for serving on our board of directors, options to purchase 28,000 common shares at $3.95 per share.  The options vest quarterly over a period of one year, and lapse if unexercised on January 19, 2010.  We valued the grant at $48,285 for pro-forma financial statement purposes using the Black-Scholes model.

•

On March 31, 2005, we closed a private placement wherein we sold a total of 1,562,500 unregistered common shares, together with common share purchase warrants entitling the holder to purchase 1,500,000 restricted common shares, to Trellus Partners, LP for the sum of $5,000,000.  The warrants are exercisable at $1.60 per share, contain cashless exercise provisions, and lapse if unexercised on or before March 31, 2010.

Rule 505

During the three-month interim period ended March 31, 2005, we sold or issued the following securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 505 of Regulation D promulgated under Section 3(b) of the Securities Act.  The offer and sale of the securities in each offering was exempt from the registration requirements of the Securities Act under Rule 505 insofar as:  (1) except as stated below, none of the investors in the offering are to the company’s knowledge accredited within the meaning of Rule 501(a); (2) pursuant to Rule 505(b)(2)(i), the aggregate offering price for the offering did not exceed $5,000,000, less the offering price of all securities sold within the twelve months preceding the start of and during the offering of securities under Rule 505 or in reliance upon any exemption under Section 3(b) of the Securities Act of 1933 or in violation of Section 5 of the Securities Act of 1933; (3) pursuant to Rule 505(b)(2)(ii), there were no more than 35 non-accredited investors in the offering; (4) no offers or sales under the offering was effected through any general solicitation or general advertising within the meaning of Rule 502(c); and (5) the transfer of the securities in the offering were restricted by the company in accordance with Rule 502(d).  Except as stated below, no underwriting discounts or commissions were payable with respect to any of the offerings.

•

On February 1, 2005, we issued to seven employees options to purchase a total of 92,000 common shares at $4.05 per share.  The options vest over a period of five years, and lapse if unexercised on January 31, 2010. We valued the grant at $183,686 for pro-forma financial statement purposes using the Black-Scholes model.

•

On March 22 2005, we issued to one director, Ms. Lucy Duncan-Scheman, as compensation for serving on our board of directors, options to purchase 50,000 common shares at $3.10 per share.  The options vest quarterly over a period of one year, and lapse if unexercised on March 21, 2010.  We valued the grant at $76,413 for pro-forma financial statement purposes using the Black-Scholes model.

-#-

Use Of Proceeds Of Registered Offerings

Not Applicable.

Repurchases Of Equity Securities

During the three-month interim period ended March 31, 2005, we did not repurchase any equity securities.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the quarterly reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report pursuant to Rule 15d-15(b) promulgated under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely fashion to all material information required to be included in our periodic filings with the SEC.

Changes in Internal Control over Financial Reporting

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, our President and Principal Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this quarterly report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

Changes in Internal Controls To Correct Previously Reported Significant Deficiencies

As previously reported on our form 10-KSB for our year ended December 31, 2004, in connection with the audit of our financial statements for our year ended December 31, 2004 our independent auditors identified that our accounting for the beneficial conversion feature of a convertible promissory note issued on December 28, 2004, which feature we had originally recognized and amortized commencing February 14, 2005 based upon management’s interpretation of the application of existing accounting principles to the underlying contract

-#-

documents, should have instead been recognized and amortized commencing December 28, 2004.  Our independent auditors discussed this matter with our Chief Financial Officer and other members of management, and we subsequently reevaluated the transaction and recorded an adjustment.  The auditors believe that this adjustment reflected a significant deficiency in our internal controls over the application of existing accounting principles to new transactions and financial reporting.  This deficiency would have resulted in a material misstatement to the financial statements for the year ended December 31, 2004.  To remediate this deficiency, we took corrective action during the three-month interim period ended March 31, 2005 to enhance our internal controls as they relate to addressing complex accounting issues by resolving to forward our proposed treatment of these complex accounting issues to outside professionals (other than our independent auditors) for review in situations where the accounting treatment is unclear or extremely complex.

Observations

In connection with the audit of Recom’s financial statements for the year ended December 31, 2004, our independent auditors made several observations relating to our disclosure controls and procedures or internal controls.  First, our independent auditors observed that Recom did not have adequate segregation of duties due to the size of the company, and that management had the ability to override any existing controls.  Management acknowledges the existence of this problem, and is developing procedures to address them to the extent possible given the acknowledged limitations.  Secondly, our independent auditors observed that Recom did not have a comprehensive accounting procedures manual including information as to customized internal control structure, documentation and transaction flow.  Our management acknowledges the existence of this problem, and is developing procedures to address them to the extent possible given limitations in financial and manpower resources.  Finally, our independent auditors observed that none of the members of our audit committee demonstrated an in-depth understanding of generally accepted accounting principles.  We acknowledge that while we believe our audit committee members are proficient in reading and understanding financial statements, they may not have an in-depth understanding of generally accepted accounting principles, and we are currently evaluating whether we should seek a person with a professional accounting background to join the board and to serve on the audit committee.

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

-#-

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

5.12

Common Stock Purchase Warrant dated December 29, 2004 granted to DKR SoundShore Oasis Holding Fund Ltd. (13)

5.13

Common Stock Purchase Warrant dated March 31, 2005 granted to Trellus Partners, LP *

5.14

Common Stock Purchase Warrant dated April 8, 2005 granted to Lagunitas Partners, LP *

5.15

Common Stock Purchase Warrant dated April 8, 2005 granted to Gruber & McBaine International *

5.16

Common Stock Purchase Warrant dated April 8, 2005 granted to John D and Linda W. Gruber *

5.17

Common Stock Purchase Warrant dated April 8, 2005 granted to J. Patterson McBaine *

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

-#-

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

10.28

8% Convertible Debenture dated December 29, 2004 granted to DKR SoundShore Oasis Holding Fund Ltd. (13)

10.29

Registration Rights Agreement dated December 29, 2004 between Recom Managed Systems, Inc. and DKR SoundShore Oasis Holding Fund Ltd. (13)

10.30

Common Stock Purchase Agreement dated March 31, 2005 between Recom Managed Systems, Inc. and Trellus Partners, LP *

-#-

10.31

Registration Rights Agreement dated March 31, 2005 between Recom Managed Systems, Inc. and Trellus Partners, LP *

10.32

Common Stock Purchase Agreement dated April 8, 2005 between Recom Managed Systems, Inc. and Lagunitas Partners, LP, Gruber & McBaine International, Jon D. and Linda W. Gruber, and J. Patterson McBaine, LP *

10.33

Registration Rights Agreement dated April 8, 2005 between Recom Managed Systems, Inc. and Lagunitas Partners, LP, Gruber & McBaine International, Jon D. and Linda W. Gruber, and J. Patterson McBaine, LP *

10.34

Employment Agreement dated April 15, 2005 between Recom Managed Systems, Inc. and Pamela Bunes *

10.35

Employment Agreement dated April 15, 2005 between Recom Managed Systems, Inc. and Rodney Hildebrandt *

21.

List of subsidiaries (15)

*

Filed herewith

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

(13)

Previously filed as an exhibit to our current report on form 8-K filed with the SEC on December 30, 2004.

(14)

Previously filed as an exhibit to our registration statement on form SB-2 filed with the SEC on January 26, 2005.

(15)

Previously filed as an exhibit to our annual report on form 10-KSB for our fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005.

Reports on Form 8-K

During the three-month interim period ended March 31, 2005, we filed the following current reports on form 8-K:

-#-

•

On March 29, 2005, we filed a current report on form 8-K relating to (1) our entering into a Research and Development Services Agreement with Battelle Memorial Institute to design, fabricate and test a pre-production model of our Model 200 Patient Module; and (2) changes in our management including the resignations of Mr. Marvin H. Fink and Dr. Robert G. Koblin from our board of directors and the appointments of Ms. Lucy Duncan-Scheman and Pamela Bunes and Mr. Rodney Hildebrandt to our board of directors, and the replacement of Mr. Marvin H. Fink as our Chief Executive Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Studio City, California, this 16th day of May, 2005.

RECOM MANAGED SYSTEMS, INC.
By:	/s/ Pamela Bunes
Pamela Bunes Chief Executive Officer and President (principal executive officer)
By:	/s/ Robert C. Scherne
Robert C. Scherne Interim Chief Financial Officer (principal accounting and financial officer)

-#-