Form 10QSB
period 2005-06-30
RECOM MANAGED SYSTEMS INC DE/
filed 2005-08-15
CIK 810365

United States

Securities And Exchange Commission

Washington, D.C. 20549

_________________

FORM 10-QSB

_________________

(Mark One)

☒	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended June 30, 2005
☐	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Transition Period From ________ To _______
Commission File No. _______

RECOM MANAGED SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0441351 (I.R.S. Employer Identification No.)

531 South Main Street, Suite 301
Greenville, South Carolina 29601
(864) 233-2300
 (Address Of Principal Executive Offices)
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒   No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 2, 2005, there were issued and outstanding 38,196,461 shares of common stock, par value $0.001 per share and 186,723 shares of series ‘A’ preferred stock, par value $0.001 per share.

Table Of Contents

ADVISEMENTS

1

FINANCIAL STATEMENTS

1

Balance Sheet

F-1

Statements Of Operations

F-2

Statement Of Stockholders’ Equity

F-3

Statements Of Cash Flows

F-10

Notes To Financial Statements

F-12

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION2

General

2

Overview

2

Development Stage Company; Prior Going Concern Issue

2

Results of Operations

3

Plan of Operation

4

Liquidity and Capital Resources

5

Critical Accounting Policies

7

Recent Accounting Pronouncements

8

UNCERTAINTIES AND OTHER RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

9

Risks Relating To Our Business

9

Risks Relating To An Investment In Our Securities

13

LEGAL PROCEEDINGS

16

CHANGES IN SECURITIES AND USE OF PROCEEDS

16

Modification Of Instruments Defining Rights Of Holders Of Class Of Registered Securities

16

Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities

16

Recent Sales Of Unregistered Equity Securities

16

Use Of Proceeds Of Registered Offerings

18

Repurchases Of Equity Securities

18

DEFAULTS UPON SENIOR SECURITIES

18

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

18

CONTROLS AND PROCEDURES

19

Evaluation Of Disclosure Controls And Procedures

19

Changes in Internal Control over Financial Reporting

19

Observations

19

OTHER INFORMATION

19

Voluntary Reports

19

Material Changes To Director Nominee Procedures

20

EXHIBITS AND REPORTS ON FORM 8-K

20

Exhibits

20

Reports on Form 8-K

20

SIGNATURES

20

ADVISEMENTS

Unless the context requires otherwise, “Recom”, “the company”, “we”, “us”, “our” and similar terms refer to Recom Managed Systems, Inc.  Our common stock, par value $.001 per share, and our series ‘A’ preferred stock, par value $.001 per share, are commonly referred to in this quarterly report as our “common shares” and “series ‘A’ preferred shares”, respectively.  The information in this quarterly report is current as of the date of this quarterly report (June 30, 2005), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the six-month interim period ended June 30, 2005 are not necessarily indicative of our prospective financial condition and results of operations for the full fiscal year ended December 31, 2005.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction with the annual financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-KSB for our fiscal year ended December 31, 2004, as it may be amended, together with any reports, statements and information filed with the SEC relating to periods or events occurring after December 31, 2004.

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

In this quarterly report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results.  These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances.  You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions.  When reading any forward looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:  (1) the success of our research and development activities, the development of a viable commercial production model, and the speed with which regulatory authorizations and product launches may be achieved; (2) whether or not a market for our products develops and, if a market develops, the pace at which it develops; (3) our ability to successfully sell our products if a market develops; (4) our ability to attract the qualified personnel to implement our growth strategies, (5) our ability to develop sales, marketing and distribution capabilities; (6) our ability to obtain reimbursement from third party payers for the products that we sell; (7) the accuracy of our estimates and projections; (8) our ability to fund our short-term and long-term financing needs; (9) changes in our business plan and corporate strategies; and (10) other risks and uncertainties discussed in greater detail in the sections of this report, including those captioned “Management’s Discussion And Analysis Of Financial Condition, Results Of Operation And Plan Of Operation” and “Uncertainties And Other Risk Factors That May Affect Our Future Results And Financial Condition”.

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

RECOM MANAGED SYSTEMS, INC.

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Contents

 -

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

Balance Sheet

June 30, 2005

(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 7,601,707
Prepaid expenses and other current assets	117,921
Total current assets	7,719,628
Property and equipment, net of accumulated depreciation of $130,824.	216,835
Intangible – patents, including related party amounts, net of accumulated amortization of $27,865	369,887
TOTAL ASSETS	$ 8,306,350
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 744,830
Lease payable – current portion	3,307
Convertible debenture payable, net of unamortized debt discount of $220,677	979,323
Total current liabilities	1,727,460
Lease payable – net of current portion	6,615
Total liabilities	1,734,075
Commitments and contingencies	—
Stockholders’ equity:
Series ‘A’ convertible preferred stock, $.001 par value; 10,000,000 shares authorized; 114,583 shares issued and outstanding	115
Series ‘A’ convertible preferred stock to be issued for accrued dividends, 72,140 shares	72
Common stock, $.001 par value; 100,000,000 shares authorized; 37,880,703 shares issued and outstanding	37,881
Additional paid-in capital	26,057,781
Deferred equity-based expense	(1,918)
Deficit accumulated during development stage	(19,521,656)
Total stockholders’ equity	6,572,275
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 8,306,350

The accompanying notes are an integral part of these financial statements

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

Statements Of Operations

For The Three And Six Months Ended June 30, 2005 And 2004 And From Inception

Of Development Stage (November 7, 2000) To June 30, 2005

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception of Development Stage (Nov. 7, 2000) to June 30, 2005
	2005	2004	2005	2004
Revenue	$ —	$ —	$ —	$ —	$ —
Research and development	261,890	242,189	832,270	432,444	3,060,763
General and administrative expenses	2,473,657	2,057,533	3,572,736	3,023,128	13,674,886
Loss before other income (expense)	(2,735,547)	(2,299,722)	(4,405,006)	(3,455,572)	(16,735,649)
Interest income	13,344	7,014	17,819	26,454	76,336
Interest expense, including amortization of debt discount	(439,615)	—	(804,333)	—	(819,508)
Change in fair value of warrant liability	—	—	318,000	—	187,570
Warrant re-pricing and other financing (cost) recovery	373,706	—	(226,294)	—	(384,810)
Loss before provision for income taxes	(2,788,112)	(2,292,708)	(5,099,814)	(3,429,118)	(17,676,061)
Provision for income taxes	—	—	—	—	—
Net loss	(2,788,112)	(2,292,708)	(5,099,814)	(3,429,118)	(17,676,061)
Preferred dividend	14,244	69,371	32,486	178,704	2,281,108
Net loss attributable to common stockholders	$ (2,802,356)	$ (2,362,079)	$ (5,132,300)	$ (3,607,822)	$ (19,957,169)
Basic and diluted loss per share	$ (0.07)	$ (0.07)	$ (0.14)	$ (0.10)	$ (0.82)
Basic and diluted loss per share attributable to common stockholders	$ (0.07)	$ (0.07)	$ (0.14)	$ (0.11)	$ (0.93)
Weighted average shares outstanding— basic and diluted	37,465,976	33,423,119	36,235,843	33,247,245	21,497,518

The accompanying notes are an integral part of these financial statements

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

Statement Of Stockholders’ Equity

From Inception Of Development State (November 7, 2000) To June 30, 2005

(Unaudited)

	Common Stock		Series ‘A’ Convertible Preferred Stock			Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To June 30, 2005
	Shares	Amount	Shares		Amount	Shares	Amount
2000:
Balance November 7, 2000 (as restated for 3:1 stock split)	4,139,784	$ 4,139	—		$ —	—	$ —	$ (4,139)	$ —	$ —	$ —
Contributed capital	—	—	—		—	—	—	35,000	—	—	35,000
Net loss	—	—	—		—	—	—	—	—	(36,673)	(36,673)
Balance December 31, 2000	4,139,784	4,139	—		—	—	—	30,861	—	(36,673)	(1,673)
2001:
Capital contributed	—	—	—		—	—	—	45,000	—	—	45,000
Shares issued for services July 2001–$0.033	150,000	150	—		—	—	—	4,850	—	—	5,000
Net loss	—	—	—		—	—	—	—	—	(50,000)	(50,000)
Balance December 31, 2001	4,289,784	4,289	—		—	—	—	80,711	—	(86,673)	(1,673)
2002:
Capital contributed	—	—	—		—	—	—	56,400	—	—	56,400
Warrants issued for cash	—	—	—	305	—	—	—	125,000	—	—	125,000
Issuance of common stock for:	—	—	—		—	—	—
Technology—Sept. 2002 – $0.006	23,400,000	23,400	—		—	—	—	54,623	—	—	78,023
Services rendered – Oct. 2002 – $0.021	2,925,000	2,925	—		—	—	—	17,958	(19,678)	—	1,205
Cash—Oct 2002 – $0.03	564,810	565	—		—	—	—	17,221	—	—	17,786
Cash—Nov 2002 – $2.66	71,250	71	—		—	—	—	189,929	—	—	190,000

The accompanying notes are an integral part of these financial statements

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

Statement Of Stockholders’ Equity

From Inception Of Development State (November 7, 2000) To June 30, 2005

(Unaudited)

(continued)

	Common Stock			Series ‘A’ Convertible Preferred Stock			Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To June 30, 2005
	Shares		Amount	Shares		Amount	Shares	Amount
Contributed services – officer	—		$ —	—		$ —	—	$ —	$ 20,000	$ —	$ —	$ 20,000
Warrants issued for services	—		—	—		—	—	—	5,324	—	—	5,324
Net loss	—	-	—	—	-	—	—	—	—	—	(211,954)	(211,954)
Balance December 31, 2002	31,250,844		31,250	—		—	—	—	567,166	(19,678)	(298,627)	280,111
2003:
Issuance of common stock for cash and contributed property – April 2003 – $2.22	112,812		113	—		—	—	—	249,887	—	—	250,000
Issuance of common stock for cash:
May 2003—$3.00	82,667		83	—		—	—	—	247,917	—	—	248,000
May 2003—$3.33	75,075		75	—		—	—	—	249,925	—	—	250,000
Issuance of common stock for services:
April 2003—$2.80	147,192		147	—		—	—	—	411,654	—	—	411,801
April 2003—$3.15	11,045		11	—		—	—	—	34,780	—	—	34,791
July 2003—$3.67	111,625		112	—		—	—	—	410,192	—	—	410,304
August 2003—$3.68	33,188		33	—		—	—	—	121,103	—	—	121,136
September 2003—$3.77	24,292		24	—		—	—	—	91,673	—	—	91,697
October 2003—$4.78	15,385		15	—		—	—	—	73,525	—	—	73,540
November 2003—$3.65	18,834		19	—		—	—	—	68,783	—	—	68,802
December 2003—$3.60	5,953		6	—		—	—	—	21,425	—	—	21,431

The accompanying notes are an integral part of these financial statements

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

Statement Of Stockholders’ Equity

From Inception Of Development State (November 7, 2000) To June 30, 2005

(Unaudited)

(continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To June 30, 2005
	Shares	Amount	Shares	Amount	Shares	Amount
Cashless exercise of warrants	1,105,000	$ 1,105	—	$ —	—	$ —	$ (1,105)	$ —	$ —	$ —
Contributed services – officer	—	—	—	—	—	—	80,000	—	—	80,000
Employee stock options issued below market	—	—	—	—	—	—	38,400	—	—	38,400
Amortization of deferred compensation	—	—	—	—	—	—	—	6,668	—	6,668
Options and warrants issued for:
Services	—	—	—	—	—	—	2,196,068	(219,010)	—	1,977,058
Financing cost	—	—	—	—	—	—	74,088	—	—	74,088
Issuance of preferred stock for cash	—	—	1,792,975	1,793	—	—	5,376,857	—	—	5,378,650
Series ‘A’ preferred stock offering expenses	—	—	—	—	—	—	(572,785)	—	—	(572,785)
Preferred stock beneficial conversion feature	—	—	—	—	—	—	896,474	—	(896,474)	—
Allocation of fair value to warrants	—	—	—	—	—	—	949,121	—	(949,121)	—
Series ‘A’ Preferred stock accrued dividend	—	—	—	—	—	—	(107,575)	—	—	(107,575)
Net loss	—	—	—	—	—	—	—	—	(5,311,377)	(5,311,377)
Balance December 31, 2003	32,993,912	32,993	1,792,975	1,793	—	—	11,477,573	(232,020)	(7,455,599)	3,824,740

The accompanying notes are an integral part of these financial statements

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

Statement Of Stockholders’ Equity

From Inception Of Development State (November 7, 2000) To June 30, 2005

(Unaudited)

(continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To June 30, 2005
	Shares	Amount	Shares	Amount	Shares	Amount
2004:
Issuance of common stock for services:
January 2004—$3.63	52,391	$ 52	—	$ —	—	$ —	$ 190,088	$ —	$ —	$ 190,140
February 2004—$4.24	25,714	26	—	—	—	—	108,979	—	—	109,005
March 2004—$4.90	47,638	48	—	—	—	—	233,584	—	—	233,632
April 2004—$7.39	11,937	12	—	—	—	—	88,145	—	—	88,157
May 2004—$6.66	43,425	43	—	—	—	—	289,006	—	—	289,049
June 2004—$4.30	16,976	17	—	—	—	—	72,980	—	—	72,997
July 2004—$3.90	21,583	22	—	—	—	—	84,206	—	—	84,228
August 2004—$3.56	26,885	27	—	—	—	—	95,570	—	—	95,597
September 2004—$3.67	49,035	49	—	—	—	—	179,738	—	—	179,787
October 2004—$2.67	55,420	55	—	—	—	—	148,163	—	—	148,218
November 2004—$2.94	32,635	33	—	—	—	—	95,914	—	—	95,947
December 2004—$4.52	69,504	70	—	—	—	—	313,947	—	—	314,017
Exercise of class ‘A’ warrants for cash	130,030	130	—	—	—	—	274,870	—	—	275,000
Exercise of class ‘C’ warrants for cash	16,665	17	—	—	—	—	49,979	—	—	49,996
Cashless exercise of warrants	51,815	52	—	—	—	—	(52)	—	—	—
Contributed services—officer	—	—	—	—	—	—	80,000	—	—	80,000

The accompanying notes are an integral part of these financial statements

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

Statement Of Stockholders’ Equity

From Inception Of Development State (November 7, 2000) To June 30, 2005

(Unaudited)

(continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To June 30, 2005
	Shares	Amount	Shares	Amount	Shares	Amount
Amortization of deferred compensation	—	$ —	—	$ —	—	$ —	$ —	$ 225,531	$ —	$ 225,531
Warrants issued for services	—	—	—	—	—	—	132,712	—	—	132,712
Warrants issued for legal settlement	—	—	—	—	—	—	757,207	—	—	757,207
Expense recognized from repricing of warrants	—	—	—		—	—	158,516	—	—	158,516
Beneficial conversion feature	—	—	—	—	—	—	408,333	—	—	408,333
Cancelled common stock	(369,000)	(369)	—	—	—	—	369	—	—	—
Conversion of series ‘A’ preferred stock	1,546,633	1,547	(1,546,633)	(1,547)	—	—	—	—	—	—
Series ‘A’ preferred stock accrued dividend	—	—	—	—	—	—	(295,452)	—	—	(295,452)
Shares for series ‘A’ preferred dividends	—	—	—	—	134,834	134	404,353	—	—	404,487
Conversion of series ‘A’ preferred stock	3,457	3	—	—	(3,457)	(3)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(6,966,243)	(6,966,243)
Balance December 31, 2004	34,826,655	34,827	246,342	246	131,377	131	15,348,728	(6,489)	(14,421,842)	955,601

The accompanying notes are an integral part of these financial statements

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

Statement Of Stockholders’ Equity

From Inception Of Development State (November 7, 2000) To June 30, 2005

(Unaudited)

(continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To June 30, 2005
	Shares	Amount	Shares	Amount	Shares	Amount
2005:
Issuance of common stock for services:
January 2005—$4.26	44,205	$ 44	—	$ —	—	$ —	$ 188,259	$ —	$ —	$ 188,303
February 2005—$4.05	21,231	21	—	—	—	—	85,964	—	—	85,985
March 2005—$3.20	37,628	38	—	—	—	—	120,372	—	—	120,410
April 2005—$4.30	25,641	26	—	—	—	—	110,199	—	—	110,225
May 2005—$4.26	5,262	5	—	—	—	—	22,411	—	—	22,416
June 2005—$3.91	13,877	14	—	—	—	—	54,310	—	—	54,324
Shares issued as payment for convertible debt and accrued interest	154,380	155	—	—	—	—	458,956	—	—	459,111
Finance cost – shares issued at a discount							77,156			77,156
Expense recognized from repricing of warrants	—	—	—	—	—	—	226,294	—	—	226,294
Exercise of class ‘C’ warrants for cash	49,999	50	—	—	—	—	149,947	—	—	149,997
Contributed services—officer	—	—	—	—	—	—	20,000	—	—	20,000
Amortization of deferred compensation	—	—	—	—	—	—	—	4,571	—	4,571
Warrants issued for services	—	—	—	—	—	—	967,696	—	—	967,696

The accompanying notes are an integral part of these financial statements

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

Statement Of Stockholders’ Equity

From Inception Of Development State (November 7, 2000) To June 30, 2005

(Unaudited)

(continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To June 30, 2005
	Shares	Amount	Shares	Amount	Shares	Amount
Series ‘A’ preferred stock accrued dividend	—	—	—	—	—	—	(32,486)	—	—	(32,486)
Shares for series ‘A’ preferred dividends	—	—	—	—	10,829	11	32,475	—	—	32,486
Conversion of series ‘A’ preferred stock	201,825	201	(201,825)	(201)	—	—	—	—	—	—
Shares issued	—	—	70,066	70	(70,066)	(70)	—	—	—	—
Warrant liability reclassified upon effectiveness	—	—	—	—	—	—	260,000	—	—	260,000
Sale of common stock	2,500,000	2,500	—	—	—	—	7,997,500	—	—	8,000,000
Offering cost related to sale of common stock	—	—	—	—	—	—	(30,000)	—	—	(30,000)
Net loss	—	—	—	—	—	—	—	—	(5,099,814)	(5,099,814)
Balance June 30, 2005	37,880,703	$ 37,881	114,583	$ 115	72,140	$ 72	$ 26,057,781	$ (1,918)	$ (19,521,656)	$ 6,572,275

The accompanying notes are an integral part of these financial statements

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

Statements Of Cash Flows

For The Six Months Ended June 30, 2005 And 2004 And From Inception

Of Development Stage (November 7, 2000) To June 30, 2005

(Unaudited)

	For the Six Months Ended June 30,		From Inception of Development Stage (Nov. 7, 2000) to June 30, 2005
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (5,099,814)	$ (3,429,118)	$ (17,676,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,809	33,747	159,383
Amortization of debt issue costs and finance costs	653,044	—	666,886
Change in fair value of warrant liability	(318,000)	—	(187,570)
Amortization of deferred compensation	4,571	3,334	237,975
Services recognized as contributed capital	20,000	40,000	200,000
Stock issued for services	581,663	982,979	3,870,939
Options and warrants issued for services	967,696	298,686	3,195,278
Warrants issued for legal settlement	—	757,207	757,207
Finance cost attributed to re-pricing of warrants	226,294	—	384,810
Finance cost attributed to shares issued at a discount	77,156	—	77,156
Other	—	—	1,459
Changes in operating assets and liabilities:
Prepaid expenses and other currents assets	118,985	59,984	(117,921)
Accounts payable and accrued expenses	411,821	(331,258)	803,943
Net cash used in operating activities	(2,318,775)	(1,584,439)	(7,626,516)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(95,543)	(2,589)	(338,432)
Capitalized patent cost	(44,778)	(62,010)	(319,729)
Net cash used in investing activities	(140,321)	(64,599)	(658,161)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	—	—	136,400
Issuance of common stock and exercise of warrants for cash	8,149,997	275,000	9,280,779
Cost of sale of common stock	(30,000)		(30,000)
Sale of preferred stock for cash, net of expenses	—	—	4,805,865
Sale of warrants for cash	—	—	125,000
Proceeds from issuance of convertible debenture, net of expenses	—	—	1,968,340
Payment of convertible debenture	(400,000)		(400,000)
Net cash provided by financing activities	7,719,997	275,000	15,886,384

The accompanying notes are an integral part of these financial statements

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

Statements Of Cash Flows

For The Six Months Ended June 30, 2005 And 2004 And From Inception

Of Development Stage (November 7, 2000) To June 30, 2005

(Unaudited)

(continued)

	For the Six Months Ended June 30,		From Inception of Development Stage (Nov. 7, 2000) to June 30, 2005
	2005	2004
Net increase (decrease) in cash and cash equivalents	5,260,901	(1,374,038)	7,601,707
Cash and cash equivalents, beginning of period	2,340,806	3,957,720	—
Cash and cash equivalents, end of period	$ 7,601,707	$ 2,583,682	$ 7,601,707

Supplemental Cash Flow Information:

For the years from inception of development stage (November 7, 2000) to June 30, 2005, Recom paid interest of $8,356 during the six months ended June 30, 2005, and paid no income taxes.

Supplemental Investing and Financing Activities:

Recom recorded compensation expense of $20,000 and $40,000 for the six-month periods ended June 30, 2005 and 2004, respectively, for the Chief Executive Officer of the company.  This compensation was recorded as additional paid in capital.

During the six month period ended June 30, 2005, we issued an aggregate of 154,380 shares of common stock in payment of $400,000 of principal amount of the convertible debt described in Note 5 plus accrued interest of $59,111. Since the stock was issued at a discount to market value, we have recorded a financing cost of $77,156 attributable to the discount.

During the six months ended June 30, 2005, we entered into a lease obligation of $9,922 as partial payment for a purchase of computer equipment.

During the six months ended June 30, 2004, the company issued 125,743 shares of common stock for marketing and business services rendered during the period.  These services were valued at $532,777 based upon the market value of the shares at the date of issuance.  Of those shares issued, 52,391 shares of common stock valued at $190,140 based upon the market value of the shares at the date of issuance related to expenses accrued during the fourth quarter of 2003 since the services were rendered during that period.

For the six months ended June 30, 2005 and 2004, the company has accrued $32,486 and $178,704, respectively, in dividends related to its series “A” preferred stock.  Such dividends are a non-cash charge as they will be paid in-kind.

During the six months ended June 30, 2005 and 2004, 201,825 and 709,103 shares of common stock, respectively, were issued upon conversion of an equivalent number of shares of series “A” preferred stock.

The accompanying notes are an integral part of these financial statements

RECOM MANAGED SYSTEMS, INC.

(A Development Stage Company)

Notes To Financial Statements

For The Six Months Ended June 30, 2005 And 2004

1.

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of June 30, 2005 and for the three- and six-month periods ended June 30, 2005 and 2004 and from inception (November 7, 2000) to June 30, 2005 have been prepared by Recom pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The company believes that the disclosures provided are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2004 as disclosed in the company’s 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

2.

PRO FORMA STOCK OPTION INFORMATION

Employee and Director Common Share Purchase Options—Pro forma information regarding the effects on operations of employee and director common share purchase options as required by SFAS No. 123 and SFAS No. 148 has been determined as if Recom had accounted for those options under the fair value method.  Pro forma information is computed using the Black-Scholes method at the date of grant of the options based on the following assumptions ranges:  (1) risk free interest rate of 1.42% to 3.5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 53.84% to 158.48%; and (4) an expected life of the options of 1.5 years.  The foregoing option valuation model requires input of highly subjective assumptions.  Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimate, the existing model does not in the opinion of our management necessarily provide a reliable single measure of fair value of common share purchase options we have granted to our employees and directors.

Pro forma information relating to employee and director common share purchase options is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net loss as reported	$ (2,788,112)	$ (2,292,708)	$ (5,099,814)	$ (3,429,118)
Stock compensation calculated under SFAS 123	(168,456)	(81,309)	(367,472)	(226,532)
Pro forma net loss	$ (2,956,568)	$ (2,374,017)	$ (5,467,286)	$ (3,655,650)
Basic and diluted historical loss per share	$ (0.07)	$ (0.07)	$ (0.14)	$ (0.10)
Pro forma basic and diluted loss per share	$ (0.08)	$ (0.07)	$ (0.15)	$ (0.11)
Net loss attributable to common shares, as reported	$ (2,802,356)	$ (2,362,079)	$ (5,132,300)	$ (3,607,822)
Pro forma net loss attributable to common shares	$ (2,970,812)	$ (2,443,388)	$ (5,499,772)	$ (3,834,354)
Basic and diluted historical loss per share attributable to common shares	$ (0.07)	$ (0.07)	$ (0.14)	$ (0.11)
Pro forma basic and diluted loss per share attributable to common shares	$ (0.08)	$ (0.07)	$ (0.15)	$ (0.12)

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.07 and $0.07 for the three months ended June 30, 2005 and 2004, respectively, and $0.14 and $0.11 for the six months ended June 30, 2005 and 2004, respectively.  For the three and six months ended June 30, 2005 and 2004, 10,173,647 and 5,657,881 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

3.

CONTINGENT SETTLEMENT PAYABLE

In conjunction with Dr. Budimir Drakulic becoming our Vice President and Chief Technology Officer, we reached an agreement-in-principle with Dr. Drakulic to offer to sell common shares to certain individuals in order to protect our rights to the Signal Technologies.  As part of that agreement, we agreed that should we raise more than $2 million in certain offerings, we would pay 4% of the proceeds of those offerings greater than $2 million to those individuals up to a maximum amount of $480,350.  We subsequently reached settlements with a number of these individuals and the remaining liability related to the agreement as of June 30, 2005 is $21,113, which is included in accounts payable and accrued expenses.

4.

PREFERRED STOCK AND WARRANT UNIT OFFERING

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

Our series ‘A’ preferred shares carry a liquidation value equal to $3 per share, are senior to all other shares of capital stock now existing or hereinafter created by our company as to dividend and liquidation rights, and have voting rights as if converted into common shares.  Each series ‘A’ preferred shareholder has the option at any time to convert all or any portion of his or her shares into common shares on a one-for-one basis.  During the six months ended June 30, 2005 and 2004, 201,825 and 709,103 series ‘A’ preferred shares, respectively, were converted into an equivalent number of common shares.

Our series ‘A’ preferred shares are required to pay dividends of 8% annually, to be paid quarterly either in cash or in the form of additional preferred shares at the discretion of Recom.  Any series ‘A’ preferred shares issued as a dividend will be valued at $3 per share.  During the six months ended June 30, 2005 and 2004, we accrued dividends in the amount of $32,486 and $178,704, respectively, with respect to our series ‘A’ preferred shares.  We have elected to pay these dividends in kind through the issuance of additional preferred stock.  Through June 30, 2005, in satisfaction of the accrued dividends, we issued or committed to issue a total of 145,663 preferred shares valued at $436,974.  As of June 30, 2005, 73,523 shares were issued or deemed converted into common shares.  As of June 30, 2005 there are no accrued dividends payable reflected on the balance sheet.

5.

CONVERTIBLE DEBENTURE PAYABLE

On December 29, 2004, we sold an 8% convertible debenture in the amount of $2,000,000 (effective interest rate of 89%) to DKR SoundShore Oasis Holding Fund Ltd. (“Oasis”).  Terms call for the payment of $400,000 in principal on the debenture in cash on May 16, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and August 31, 2005, respectively.  The debenture also calls for payments of interest on the outstanding principal on the debenture in cash on May 10, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and August 31, 2005, respectively.

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

On April 27, 2005, we notified Oasis of our election to convert all outstanding principal and interest under the debenture into common shares, subject to the reservation of our rights to revise or revoke those elections.  In accordance with the foregoing election, we have since made all payments of interest and principal accrued through June 30, 2005 in common shares, with the exception of interest and principal payments due on June 1, 2005, which we re-elected to pay in cash.

While pre-payment of the debenture is generally not allowed before its August 31, 2005 due date without the consent of the debenture holder, we may do so in cash so long as we pay the entire outstanding balance due through maturity and also pays a 10% premium on the outstanding principal.

In the event of default under the debenture, including both failure to make principal and interest payments and failure to comply with various covenants, the interest rate will increase to 15%, and we will be obligated to pay the greater of (1) the principal due under the debenture together with a 30% premium, plus interest accrued; or (2) the principal due under the debenture, plus interest accrued, divided by conversion price were the debenture holder to elect to convert the debentures into common shares. As a result of the March 31, 2005 equity placement described under “Equity Transactions”, we incurred a default penalty of $600,000 at March 31, 2005, which was accrued at March 31, 2005 and recorded as a financing cost in the statement of operations.  We settled this penalty in April 2005, by agreeing to a re-pricing of the warrants described below, from an exercise price of $5.75 per share to an exercise price of $2.40 per share. The increase in the fair value of the warrants resulting from the repricing was $226,294. We have therefore recorded a decrease in financing costs attributable to the default penalty of $373,706 during the three months ended June 30, 2005.

As additional consideration for the purchase of the debenture, we granted to Oasis warrants entitling it to purchase 275,000 common shares at the price of $5.75 per share, or 115% of the closing price for those shares on the trading day prior to the sale of the debenture.  These warrants lapse if unexercised by December 29, 2009.  A registration rights agreement was executed requiring Recom to register the shares of its common stock underlying the debenture and warrant so as to permit the public resale thereof.  The debenture provided for the payment of liquidated damages of 2% of the debenture balance per month if the stipulated registration deadlines were not met.  In accordance with EITF 00-27, a portion of the proceeds were allocated to the warrant liability based on its fair value, which totaled $447,570 using the Black-Scholes option pricing model.  The remaining balance was allocated to the convertible debt instrument and was used to compute the beneficial conversion feature. We attributed a beneficial conversion feature of $408,333 to the convertible debenture based upon the difference between the effective conversion price of those shares and the closing price of our common shares on the date of issuance.  The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 91%, (3) risk-free interest rate of 3.12%, and (4) expected life of 1.5 years. Additionally, we incurred legal costs of $31,660 in connection with the sale of the debenture. The total debt discount of $887,563 is being amortized over the term of the debenture.  During the six months ended June 30, 2005, amortization as interest expense amounted to $653,044.

Since the warrant is a contract requiring settlement through the delivery of registered shares, and the delivery of such registered shares was not deemed controllable by Recom, we recorded the net value of the warrants at the date of issuance as a warrant liability on the balance sheet ($447,570) and included the change in fair value from the date of issuance to December 31, 2004 in other income (expense), in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.  The fair value of the warrant was $578,000 at December 31, 2004.  Upon the registration statement being declared effective on February 14, 2005, we reclassified the fair value of the warrant on that date ($260,000) to equity.

On April 20, 2005, we amended the terms of the warrant by reducing the exercise price of that warrant from $5.75 per share to $2.40 per share.  This amendment was effected in connection with procuring Oasis’s waiver with respect to our recent issuance of $8 million in equity through two private placements as discussed in Note 6, “Equity Transactions”.

For the six months ended June 30, 2005, the change in fair value of the warrant issued with registration rights decreased by approximately $318,000 to $260,000 at the date of effectiveness of the registration statement and is recognized as a credit to change in fair value of warrant liability on the statement of operations.  At that date, the remaining fair value was credited to additional paid-in capital.

6.

EQUITY TRANSACTIONS

On January 3, 2005, we granted to our directors as compensation for serving on our audit and compensation committees five-year warrants entitling them to purchase a total of 35,000 common shares at $5.05 per share.  These options vest quarterly over one year.

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

On March 31, 2005, we closed a private placement wherein we sold a total of 1,562,000 unregistered common shares, together with common share purchase warrants entitling the holder to purchase 1,500,000 restricted common shares, to Trellus Management Company, LLC for the sum of $5,000,000.  The warrants are exercisable at $1.60 per share, contain cashless exercise provisions, and lapse if unexercised on or before March 31, 2010.  As part of the transaction, we agreed to file a registration statement with the SEC on or before April 20, 2005 to register the common shares sold and the common shares issuable upon the conversion of the warrants.  We further agreed to reduce the exercise price of the warrants to $1.20 per should we fail to file the registration statement on a timely basis.  Subsequent to the private placement, we procured an extension of the filing date to June 30, 2005, and filed the registration statement with the SEC on June 29, 2005. The registration statement was declared effective on July 22, 2005.

On April 8, 2005, we closed a private placement wherein we sold a total of 937,500 unregistered common shares, together with common share purchase warrants entitling the holder to purchase 900,000 restricted common shares, to Lagunitas Partners LP, Gruber & McBaine International, J. Patterson McBaine and Jon and Linda Gruber for the sum of $3,000,000.  The warrants are exercisable at $1.60 per share, contain cashless exercise provisions, and lapse if unexercised on or before April 8, 2010.  As part of the transaction, we agreed to file a registration statement with the SEC within 20 days to register the common shares sold and the common shares issuable upon the conversion of the warrants.  We further agreed to reduce the exercise price of the warrants to $1.20 per should we fail to file the registration statement on a timely basis.  Subsequent to the private placement, we procured an extension of the filing date to June 30, 2005, and filed the registration statement with the SEC on June 29, 2005. The registration statement was declared effective on July 22, 2005.

On April 15 2005, we issued to Ms. Pamela Bunes, in connection with her entering into an employment agreement as our Chief Executive Officer, options to purchase 750,000 common shares at $3 per share.  The options vest quarterly in tranches of 37,500 shares per quarter over the five year term of the employment agreement based upon the continuous provision of services by Ms. Bunes, and lapse to the extent unexercised on April 15, 2010 with respect to the first sixteen quarterly tranches, and April 15, 2011 with respect to the final four quarterly tranches.

On April 18 2005, we issued to Mr. Rodney Hildebrandt, in connection with his entering into an employment agreement as our Chief Operating Officer, options to purchase 1,000,000 common shares at $3.10 per share.  The right to exercise the option vests quarterly in tranches of 62,500 shares per quarter over four years based upon the continuous provision of services by Mr. Hildebrandt, and lapse to the extent unexercised on April 18, 2010.

On May 17, 2005, we issued to an employee options to purchase a total of 100,000 common shares at $3.75 per share.  The options vest over a period of eight quarters, and lapse if unexercised on May 17, 2010.

On June 6 2005, we issued to one director, Dr. Lowell T. Harmison, as compensation for serving on our board of directors, options to purchase 28,000 common shares at $4.20 per share.  The options vest quarterly over a period of one year, and lapse if unexercised on June 6, 2010.

On June 6, 2005, we issued to an employee options to purchase a total of 100,000 common shares at $4.20 per share.  The options vest over a period of eight quarters, and lapse if unexercised on June 6, 2010.

On June 10, 2005, we entered into an investment banking agreement with Maxim Group, LLC.  Pursuant to this agreement, Maxim will provide non-exclusive investment banking, strategic advising and financial advising services to Recom, and will have certain rights to manage or co-manage any public offering and to participate in future private placements.  As partial compensation under this agreement, we granted Maxim a fully-vested warrant to purchase 500,000 common shares at $4.77 per share.  The warrants, which contain a cashless exercise provision, lapse if unexercised on June 10, 2010. The fair value of the warrants was estimated at $912,986 under the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 98.96%, (3) weighted-average risk-free interest rate of 2.5%, and (4) expected life of 1.5 years.

On June 15, 2005, we issued to an employee options to purchase a total of 200,000 common shares at $4.01 per share.  The options vest over a period of four quarters, and lapse if unexercised on June 15, 2010.

On June 27, 2005, we issued to a consultant options to purchase a total of 100,000 common shares at $3.85 per share, in connection with the provision of product development and manufacturing consulting advice.  The options vest over a period of eight quarters, and lapse if unexercised on June 27, 2010.

During the six month period ended June 30, 2005, we issued an aggregate of 154,380 shares of common stock in payment of $400,000 of principal amount of the convertible debt described in Note 5 plus accrued interest of $59,111. Since the stock was issued at a discount to market value, we have recorded a financing cost of $77,156 attributable to the discount.

During the six month period ended June 30, 2005, we issued in the aggregate 147,844 common shares for business services.  These services were valued at $581,663 based upon the fair market value of the shares determined as the closing stock price as reported by the OTCBB or AMEX markets, as the case may be, as of the date of issuance.

During the six month period ended June 30, 2005, we issued 49,999 common shares upon exercise of an equivalent number of class “C” warrants, for cash proceeds of $149,997.

During the six months ended June 30, 2005 and 2004, 201,825 and 709,103 series ‘A’ preferred shares, respectively, were converted into an equivalent number of common shares.

During the six month period ended June 30, 2004, we issued in the aggregate 198,081 common shares for business services.  These services were valued at $982,979 based upon the fair market value of the shares determined as the closing stock price as reported by the OTCBB or AMEX markets, as the case may be, as of the date of issuance. Of those shares issued, 52,391 shares of common stock valued at $190,140 were expensed during the fourth quarter of 2003 since the services were rendered during that period.

On April 28, 2004, we committed to issue to a shareholder warrants to purchase 250,000 common shares at $7.90 per share pursuant to a legal settlement.  As part of this settlement, we agreed to immediately register 80,000 common shares previously held by the shareholder, and the shareholder agreed that an additional 369,000 common shares previously held by the shareholder would be cancelled upon the registration of the 80,000 shares.  The warrants are exercisable on August 1, 2004, and lapse if unexercised on July 31, 2007.  The fair value of warrants was estimated at $757,207 under the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions:  (1) dividend yield of 0%, (2) expected volatility of 81.17%, (3) weighted-average risk-free interest rate of approximately 2.45%, and (iv) expected life of 1.5 years.

During the six months ended June 30, 2004, we issued 130,030 common shares related to exercises of class ‘A’ warrants issued as part of a financing transaction in May 2003.  We received cash payments equal to $275,000 related to these exercises.

During the six months ended June 30, 2004, we issued 51,815 common shares related to cashless exercises of class ‘A’ warrants originally issued as part of a financing transaction in May 2003.  We received no cash payments related to these exercises.

During the quarter ended March 31, 2004, we issued in the aggregate 158,000 common share purchase options to employees and members of our board of directors.  All options were issued at an exercise price equal to the closing market price as reported by the OTCBB on the date of issuance.  Of those, 50,000 options were issued in January 2004, vested immediately and were exerciseable at a price of $3.50 per share; 80,000 options were issued in January 2004, vest quarterly over a four year time period and are exerciseable at $3.60 per share; and 28,000 options were issued in February 2004, vest quarterly over a one year time period and are exerciseable at $3.70 per share.

During the quarter ended June 30, 2004, we issued in the aggregate 10,000 common share purchase options to employees and members of our board of directors.  All options were issued at an exercise price equal to the closing market price as reported by the OTCBB on the date of issuance, vest quarterly over a one year time period and are exerciseable at $6.00 per share.

7.

COMMITMENTS AND CONTINGENCIES

We have entered into a research and development services agreement, dated March 2, 2005, with Battelle Memorial Institute, Health and Life Sciences to develop our Model 200 Module.  Pursuant to the agreement, we have agreed to pay labor services and other expenses for performance under the agreement, estimated at $2,815,200.  The term of the services to be provided is estimated to be sixteen months.  Services provided will be invoiced monthly.  Either party shall have the right to terminate the agreement upon 30 days’ written notice for any good-faith basis.  Pending the completion of the introduction of our Model 100 Module to the market during the balance of fiscal 2005, we intend to reduce the activities on the Model 200 project to minimal levels.

8.

RELATED PARTY TRANSACTIONS

During the six month periods ended June 30, 2005 and 2004, we incurred legal fees to a firm which has one of our directors, Mr. Ellsworth Roston, as a partner.  The fees incurred for the six months of 2005 and 2004 were $81,355 and $65,436, respectively. Of these amounts, $33,777 and $51,981 was capitalized as patent costs.

On January 21, 2005, we entered into a consulting agreement with Dr. Lowell T. Harmison, one of our directors, in connection with the provision of his services in evaluating the applicability of our technology to the EEG market.  Under this agreement, we acknowledged that Dr. Harmison had previously provided services for this project for which we compensated him with the sum of $70,000 in registered common shares, and that Dr. Harmison would provide an additional $84,000 in services, payable at the rate of $14,000 per month, to complete the project over a six month term.

On March 26, 2005, Recom appointed Dr. Lowell T. Harmison as our new Chief Executive Officer in replacement of Mr. Marvin H. Fink.  On March 28, 2005, Mr. Harmison replaced Mr. Fink as President.  The board of directors recognized the valuable services provided to the company by Mr. Fink and acknowledged to Mr. Fink that any common share purchase options he holds by reason of serving as an officer or director of the company would be deemed fully vested by reason of those pre-retirement services.  For similar reasons, the board of directors acknowledged on March 22, 2005 that Mr. Fink would be entitled to all other benefits under his employment agreement as if the contract had been lawfully and properly carried out by all parties to its full term.  On April 15, 2005, Dr. Harmison became interim co-Chief Executive Officer upon the appointment of Ms. Pamela Bunes as primary Chief Executive Officer, remaining in such interim capacity in order to assist Ms. Bunes in the transition to full Chief Executive Officer.  On June 15, 2005, Mr. Harmison’s status as interim co-Chief Executive Officer ceased upon Ms. Bunes assuming all such duties.

9.

SUBSEQUENT EVENTS

On July 18, 2005, we issued to an employee options to purchase a total of 200,000 common shares at $3.48 per share.  The options vest over a period of eight quarters, and lapse if unexercised on July 18, 2010.

On July 22, 2005, our compensation committee authorized the issuance to each of two directors, Ms. Pamela Bunes and Mr. Rodney Hildebrandt, as compensation for serving on our board of directors, options to purchase 50,000 common shares at $3.43 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing March 21, 2005, and lapse if unexercised on March 21, 2010.

On July 22, 2005, our compensation committee authorized the issuance to each of two directors, Ms. Lucy Duncan-Scheman and Jennifer Black, as compensation for serving on our audit committee, options to purchase 10,000 common shares at $3.43 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year retroactive to March 21, 2005, and lapse if unexercised on March 21, 2010.

On July 22, 2005, our compensation committee authorized the issuance to a director, Ms. Lucy Duncan-Scheman, as compensation for serving on our compensation committee, options to purchase 5,000 common shares at $3.43 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year retroactive to March 21, 2005, and lapse if unexercised on March 21, 2010.

On July 29, 2005, our compensation committee authorized the issuance to a director, Ms. Norma Provencio, as compensation for serving on our board of directors committee, options to purchase 50,000 common shares at $3.34 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing July 29, 2005, and lapse if unexercised on July 29, 2010.

On July 29, 2005, our compensation committee authorized the issuance to a director, Ms. Norma Provencio, as compensation for serving on our audit committee, options to purchase 10,000 common shares at $3.34 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing July 29, 2005, and lapse if unexercised on July 29, 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION

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

In December 2004, we completed development of a pre-production model of our first product for commercialization, our battery-operated, digital 12-lead Recom Model 100 Patient Module or “Model 100 Module”. The Model 100 Module will be used as the primary component of a 12-lead ambulatory heart monitor system, referred to as the “Model 100 Monitor System”.  The Model 100 Monitor System is an ambulatory patient heart monitor or recording system that will allow a patient’s heart to be continuously monitored over a period of 24 to 48 hours while the patient carries out his or her daily activities away from the physicians’ office or hospital.  The pre-production version satisfies all performance, safety, environmental and regulatory standards.  We are now in the process of conducting various user preference performance comparison tests relative to top-end ECG systems in anticipation of our planned introduction of the Model 100 Monitor System to market.  While we have recently introduced our Model 100 Monitor System to the market, we will not start selling the device until late 2005.

Development Stage Company; Prior Going Concern Issue

We are a development stage company under the provisions of SFAS No. 7, and have negative cash flows from operations and no current established source of revenue.  While we have recently introduced our Model 100 Monitor System to the market, we will not start selling the device until late 2005.  The foregoing matters had raised substantial doubt about the ability of our company to continue as a going concern.  See note 2 to our consolidated financial statements included with our annual report on form 10-KSB for our fiscal year ended December 31, 2004.  However, as a consequence of financings we recently completed in late March and early April 2005 for an aggregate of $8,000,000, management now believes that we have sufficient cash to continue our business for at least the next twelve months, and the uncertainty as to our ability to continue as a going concern has been eliminated. See “Liquidity And Capital Resources” below.

Results of Operations

We incurred a net loss before preferred dividends of $2,788,112 and $5,099,814 for our three-month and six-month interim periods ended June 30, 2005, respectively, as compared to $2,292,708 and $3,429,118 for the corresponding interim periods in fiscal 2004.  The $495,404 or 22% increase in our net loss before preferred dividends for our three-month interim period ended June 30, 2005 was attributable to a $19,701 increase in research and development expenditures, a $59,579 increase in net other expense, and a $416,124 increase in general and administrative expense.  The $1,670,696 or 49% increase in our net loss before preferred dividends for our six-month interim period ended June 30, 2005 was attributable to a $399,826 increase in research and development expenditures, a $721,262 increase in net other expense, and a $549,608 increase in general and administrative expense.

Research and development expenditures for our three-month interim period ended June 30, 2005 were $261,890, representing a $19,701 or 8% increase over our research and development expenditures of $242,189 for the corresponding interim periods in fiscal 2004.  Research and development expenditures for our six-month interim period ended June 30, 2005 were $832,270, representing a $399,826 or 92% increase over our research and development expenditures of $432,444 for the corresponding interim periods in fiscal 2004.  The increase in research and development expenditures reflected the continued ramp-up in our research and development activities, including the addition of engineering personnel.  The primary components of the increases were the expenditure of an additional $22,770 and $303,714 in outside development costs to complete our Model 100 Module prototype and to continue development of our Model 200 Module prototype for our three-month and six-month interim periods ended June 30, 2005, respectively; and a decrease of  $3,069 in other expenses for our three-month period ended June 30, 2005 and an increase of $89,971 in compensation relating to research and development activities for the six-month interim period ended June 30, 2005, respectively.

General and administrative expenses for our for our three-month interim period ended June 30, 2005 were $2,473,657, representing a $416,124 or 20% increase over our general and administrative expenditures of $2,057,533 for the corresponding interim periods in fiscal 2004.  General and administrative expenses for our for our six-month interim period ended June 30, 2005 were $3,572,736, representing a $549,608 or 18% increase over our general and administrative expenditures of $3,023,128 for the corresponding interim periods in fiscal 2004.  The increase in general and administrative expenses for our three-month interim period ended June 30, 2005 were primarily attributable to the following increases: Compensation, $221,998; Consulting (including a non-cash item of $912,986), $1,003,957; Marketing, $93,368; Registration Fees, $78,125; Investment Banking Fees, $79,806; Professional and Accounting, $33,665; and Travel, $64,522. These increases were partially offset by decreases in legal expense of $425,961 and legal settlement expense of $688,209.  The increase in general and administrative expenses for our for our six-month interim period ended June 30, 2005 were primarily attributable to the following increases: Compensation, $243,905; Consulting (including a non-cash item of $912,986), $1,198,190; Marketing and other services, $105,540; Registration Fees, $79,740; Professional and Accounting, $170,145; and Travel, $98,832. These increases were partially offset by decreases in Legal expense of $555,040; Investment Banking Fees, $63,967; and legal settlement expense of $688,209.

We incurred net other expense in the amount of $52,565 and $694,808 for our three-month and six-month interim periods ended June 30, 2005, respectively, as compared to interest income of $7,014 and $26,454 for the corresponding interim periods in fiscal 2004.  Other net expense for our three-month interim period ended June 30, 2005 was principally composed of amortization of debt discount and interest of $439,615 partially offset by a reduction in a debt default penalty of $373,706.  Other net expense for our six-month interim period ended June 30, 2005 was principally composed of amortization of debt discount and interest of $804,333, debt default penalty of $226,294 and change in fair value of warrant liability of $(318,000).

We also incurred preferred dividend expense of $14,244 and $32,486 for our three-month and six-month interim periods ended June 30, 2005, respectively, as compared to $69,371 and $178,704 for the corresponding interim periods in fiscal 2004.  The decrease in preferred dividend expense was principally attributable to a decrease in preferred shares outstanding, resulting from conversions of preferred shares into common shares.

Our net loss attributable to common stockholders increased to $2,802,356 and $5,132,300 for our three-month and six-month interim periods ended June 30, 2005, respectively, as compared to $2,362,079 and $3,607,822 for the corresponding interim periods in fiscal 2004.  The $440,277 increase in net loss attributable to common stockholders for our three-month interim period ended June 30, 2005 was principally due to the $495,404 increase in our net loss before preferred dividends, offset by the aforesaid $55,127 decrease in preferred dividend expense.  The $1,524,478 increase in net loss attributable to common stockholders for our six-month interim period ended June 30, 2005 was principally due to the $1,670,696 increase in our net loss before preferred dividends, offset by the aforesaid $146,218 decrease in preferred dividend expense.

Plan of Operation

Our plan of operation for the twelve month period following the date of this quarterly report is to (1) commence marketing our Model 100 Monitor System, (2) continue research and development activities relating to the development of our Model 200 Monitor System; (3) continue the evaluation process relating to establishment or acquisition of patient monitoring centers and, if the decision is made to proceed with these activities, to commence such activities; (4) to continue the investigation and potential development of our patient electrode vest and enhanced electrodes product ancillaries; and (5) complete initial studies relating to the applicability of our technology to the EEG market.  We currently have budgeted $6,027,000 in cash costs for the twelve month period following the date of this quarterly report, including (1) $3,352,000 to cover our projected general and administrative expenses during this period; and (2) $1,761,000 to cover our projected research and development costs, (3) $718,000 to cover our projected sales and marketing expense; and (4) $196,000 to cover our projected production expenses.

Described below are the company’s various research and development projects and activities that are currently in progress or which we anticipate will commence during the twelve month period following the date of this quarterly report. As noted below, we anticipate that several of these projects or activities will not be completed until after the twelve month period cited.  Since the anticipated overall cost of each of these later-completed projects or activities cited below necessarily include costs anticipated to be incurred after the end of the twelve month period cited, it should be noted that the aggregate costs for all of the projects and activities cited below exceed the $1,761,000 budgeted as stated above.

•

We intend to finalize our selection of an ECG analysis software system that we will recommend for use with our Model 100 Module, as well as the necessary integration engineering to ensure that our Model 100 Module reliably and accurately produces signal data in a format compatible with that software.  We anticipate we will spend approximately $300,000 to purchase the selected software packages, and an additional $50,000 to conduct the requisite integration engineering and testing activities.  We anticipate we will identify and purchase the software and complete the integration engineering and testing activities by the fourth quarter of 2005.  The foregoing does not include any additional expenditures or time required to modify the aforesaid standard software should that become necessary.

•

We also intend to continue research and development activities with respect to our Model 200 Monitor System, patient monitoring centers and continuous preventative monitoring software project.  With respect to the development of the Model 200 Module that will be the core feature of the Model 200 Monitor System, we have budgeted $2,815,000 to design, fabricate and test a pre-production model of this product under our research and development services agreement with Battelle Memorial Institute. The aforesaid estimate does not include the cost to establish or acquire patient monitoring centers.  Pending the completion of the introduction of our Model 100 Module to the market during the balance of fiscal 2005, we intend to reduce the activities on the Model 200 project to minimal levels and have budgeted $200,000 toward the project over the next twelve months.

•

We also intend to continue investigation and development work on our patient vest.  We project that we will spend approximately $230,000 to conduct these development activities, and expect to complete them by the last quarter of 2005.

Included in our anticipated general and administrative expenses for the twelve month period following the date of this quarterly report is approximately $718,000 in sales and marketing expenses.  These funds will be targeted among other things toward:

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

Also included in our anticipated general and administrative expenses for the twelve month period following the date of this quarterly report is approximately $196,000 in production expense relating to the commercial production of our Model 100 Module, to include hiring a third-party contract manufacturer to fabricate the device.

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

Our anticipated costs and project completion dates described above are estimates based upon our current business plan.  Our actual costs or actual project completion dates could vary materially from those estimated.  We may also decide at any time to terminate our ongoing development plans with respect to ancillary products such as our patient vests, enhanced electrodes and proprietary software should we deem them to be impracticable or not be commercially viable.  Further changes to our current business plan could also result, such as the acquisition of new products or services or the decision to manufacture our own products, resulting in a change in our anticipated expenditures.  See that section of this quarterly report captioned “Advisements”.  At this point our new management team is re-evaluating our core business plan as it relates to our heart monitor products, including redefining the market for our Model 100 Monitoring System and accelerating the introduction of that product to market, and re-evaluating the development methodology for our Model 200 Module.

Liquidity and Capital Resources

Historical Sources of Capital Resources

For the period January 1, 2003 through June 30, 2005, we principally financed our operations through a combination of (1) gross proceeds from contributed capital, the sale of our common shares, series ‘A’ preferred shares and common share purchase warrants for cash, and the exercise of stock purchase warrants for cash ($14,318,044); (2) the issuance of common shares or common share purchase warrants in payment of the provision of services

($7,066,217); and (3) gross proceeds from the sale of a debenture and common share purchase warrants ($2,000,000).  Included in the foregoing are the following significant transactions:

•

From October through December 2003, we raised $5,378,650 in gross proceeds from a private placement to 100 investors effected through Maxim Group, LLC, a registered broker-dealer, as placement agent, pursuant to which we sold 1,792,975 series ‘A’ convertible preferred shares, with each share convertible into one common share; and 896,488 class ‘C’ warrants, each warrant entitling the holder to purchase one common share for $3.75 (later voluntarily reduced by the company to $3).

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

As additional consideration for the purchase of the debenture, we also granted to the debenture holder warrants entitling it to purchase 275,000 common shares at the price of $5.75 per share, or 115% of the closing price for those shares on the trading day prior to the sale of the debenture.  These warrants lapse if unexercised by December 29, 2009.  As the result of such grant, we have recorded a non-cash deferred financing charge in the amount of $447,570 reflecting the fair value attributable to these warrants. We have also recorded a non-cash beneficial conversion feature of $408,333, based upon the difference in the effective conversion price of the debenture and the closing price of our common stock on the date of issuance.  As a result of these non-cash charges the effective annual rate of interest on the debenture is 89%.  On April 20, 2005, we amended the terms of the common share purchase warrants by reducing the exercise price of that warrant from $5.75 per share to $2.40 per share.  This amendment was effected in connection with procuring Oasis’s waiver with respect to our recent issuance of $8 million in equity through two private placements as discussed below.

•

On March 31, 2005, we sold a total of 1,562,500 unregistered common shares, together with common share purchase warrants entitling the holder to purchase 1,500,000 restricted common shares, to Trellus Partners, LP for the sum of $5,000,000 pursuant to a private placement.  The warrants are exercisable at $1.60 per share, contain cashless exercise provisions, and lapse if unexercised on or before March 31, 2010. As part of the transaction, we agreed to file a registration statement with the SEC on or before April 20, 2005 to register the common shares sold and the common shares issuable upon the conversion of the warrants.  We further agreed to reduce the exercise price of the warrants to $1.20 per should we fail to file the registration statement on a timely basis.  Subsequent to the private placement, we procured an extension of the filing date to June 30, 2005, and filed the registration statement with the SEC on June 29, 2005. The registration statement was declared effective on July 22, 2005.

•

On April 8, 2005, we sold a total of 937,500 unregistered common shares, together with common share purchase warrants entitling the holder to purchase 900,000 restricted common shares, to Lagunitas Partners LP, Gruber & McBaine International, Jon D. and Linda W. Gruber, and J. Patterson McBaine for the sum of $3,000,000 pursuant to a private placement.  The warrants are exercisable at $1.60 per share, contain cashless exercise provisions, and lapse if unexercised on or before April 8, 2010.  As part of the transaction, we agreed to file a registration statement with the SEC within 20 days to register the common shares sold and the common shares issuable upon the conversion of the warrants. We further agreed to reduce the exercise price of the warrants to $1.20 per should we fail to file the registration statement on a timely basis.  Subsequent to the private placement, we procured an extension of the filing date to June 30, 2005, and filed the registration statement with the SEC on June 29, 2005. The registration statement was declared effective on July 22, 2005.

Liquidity

We have approximately $7,024,000 of cash on hand as of August 1, 2005 to fund our operations going forward.  As discussed above, our plan of operation for the twelve month period following the date of this quarterly report is to commence our marketing activities with respect to our Model 100 Module, and to continue product development activities with respect to our Model 200 Module, and we have budgeted $6,027,000 in cash costs for this twelve month period.  We believe that our cash on hand will be sufficient to cover these anticipated expenditures.  In order to preserve our cash flow, we intend to convert a substantial portion of the principal and interest on our $2,000,000 debenture with Oasis into common shares.   Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"). The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies.  In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28”.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Recom in the first quarter of 2006.  Recom is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

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

We have incurred cumulative net losses after preferred dividends available to common shareholders in the amount of $19,957,169 from our inception through June 30, 2005, and have indebtedness under a debenture of $1,200,000 as of June 30, 2005 maturing in increments by August 31, 2005 although we intend to convert a substantial portion of that principal and interest into common shares.  We have no commercial product sales or revenues to date, and do not anticipate that we will commence commercial sales of our heart monitoring products until late 2005.  Once we commence marketing our heart monitoring products, we project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs for an indefinite period of time.  We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive when our products are initially introduced to markets, due to the significant costs associated with the development and marketing of our products and services.

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

We currently have limited internal sales, marketing and distribution capabilities, and will rely extensively on third-party licensees, strategic partners or third party marketing and distribution companies to perform a significant part of those functions.  As a consequence of that reliance, our ability to effectively market and distribute our products will be dependent in large part on the strength and financial condition of others, the expertise and relationships of those third-parties with customers, and the interest of those parties in selling and marketing our products.  Prospective third-party licensees, strategic partners and marketing and distribution parties may also market and distribute the products of other companies.  If our relationships with any third-party licensees, strategic partners or marketing and distribution partners were to terminate, we would need to either develop alternative relationships or develop our own internal sales and marketing forces to continue to sell our products.  Even if we are able to fully develop our internal sales, marketing and distribution capabilities, these efforts would require significant cash and other resources that would be diverted from other uses, if available at all, and could cause delays or interruptions in our product supply to customers, which could result in the loss of significant sales or customers.  We can give you no assurance that we will be successful in our efforts to engage licensees, strategic partners or third party marketing and distribution companies to meet our sales, marketing and distribution requirements.

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

Risks Relating To An Investment In Our Securities

Our common shares are sporadically or “thinly” traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares

Our common shares have historically been sporadically or “thinly” traded, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven development stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without a material reduction in share price.  We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.  Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

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

The ability of our majority shareholder, ARC Finance Group, LLC, to sell common shares under Rule 144 is unclear under current SEC interpretations relating to eligibility for use of that safe harbor.  As a consequence, we have registered 3,500,000 common shares held by ARC Finance Group for resale to provide it with a mechanism to sell such shares on the public market in the future should it decide to do so, without waiving the right of ARC Finance Group to sell common shares under Rule 144.  We have also previously registered large amounts of common shares for selling shareholders, including a large amount of common shares issuable to selling shareholders upon their exercise of common share purchase warrants.  We are also under an obligation to register shares issuable in connection with recent private placements of our common shares and common share purchase warrants. Some of our executive officers and directors also hold large amounts of common shares that they may sell under Rule 144 subject to control stock volume limitations.  We intend to register these shares under a resale prospectus contained in a registration statement on form S-8, which would increase the overall number of such shares that those officers and directors may sell on the public markets subject to volume restrictions imposed under form S-8.  Some of our executive officers and directors also hold common stock purchase options entitling them to acquire large amounts of common shares.  We also intend to register these shares under a resale prospectus contained in a registration statement on form S-8, which would provide those officers and directors with a mechanism to immediately sell such shares on the public markets subject to volume restrictions imposed under form S-8.

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

There are currently outstanding as of August 1, 2005, 186,723 series ‘A’ preferred shares each convertible into one common share at the conversion rate of $3 per share, and common share purchase options and warrants entitling the holders to purchase 9,964,186 common shares at a weighted average exercise price of $2.39 per share, including a number granted to directors, officers, employees and consultants that are subject to vesting conditions.  In the event of the conversion or exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares.  In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their conversion or exercise of these securities.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 common and 10,000,000 “blank check” preferred shares.  After taking into consideration our outstanding common and preferred shares as of August 1, 2005, we will be entitled to issue up to 61,803,539 additional common shares and 9,813,277 additional preferred shares.  Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

We are subject to the Delaware Business Combination Act, which could discourage or prevent a potential takeover of our company that might otherwise result in you receiving a premium over the market price for your common shares.

As a Delaware corporation, we are subject to the Delaware Business Combination Act which precludes a shareholder who owns 15% or more of our shares from entering into a “business combination” involving our company for a period of three years, unless (1) our board of directors approves the combination before the shareholder acquires the 15% interest; (2) the interested shareholder acquires at least 85% of our shares as part of the transaction in which he acquired the initial 15%, excluding shares owned by our officers who are also directors and voting stock held by employee benefit plans; or (3) the combination is approved by a majority vote of our board of directors and two-thirds vote of our other shareholders at a duly called shareholders’ meeting.  A “business combination” is defined as (1) a merger or consolidation requiring shareholder approval, (2) the sale, lease, pledge, or other disposition of our assets, including by dissolution, having at least 50% of the entire asset value of our company, or (3) a proposed tender or exchange offer of 50% or more of our voting stock.

The elimination of monetary liability against our directors, officers and employees under our certificate of incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our certificate of incorporation contains provisions which eliminate the liability of our directors for monetary damages to our company and shareholders to the maximum extent permitted under Delaware corporate law.  Our bylaws also require us to indemnify our directors to the maximum extent permitted by Delaware corporate law.  We may also have contractual indemnification obligations under our agreements with our directors, officers and employees.  The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup.  These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our company and shareholders.

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

Not Applicable

Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities

Not Applicable

Recent Sales Of Unregistered Equity Securities

Rule 506

Since March 30, 2005, we sold or issued the following securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act.  The offer and sale of the securities in each offering was exempt from the registration requirements of the Securities Act under Rule 506 insofar as:  (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) pursuant to Rule 506(b)(2)(i), there were no more than 35 non-accredited investors in the offering; (3) pursuant to Rule 506(b)(2)(ii), each purchaser in the offering who was not accredited either alone or with his purchaser representative had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risk of the investment, or the company reasonably believed immediately prior to making the sale that such investor came with this description; (4) no offers or sales under the offering was effected through any general solicitation or general advertising within the meaning of Rule 502(c); and (5) the transfer of the securities in the offering were restricted by the company in accordance with Rule 502(d).  Except as stated below, no underwriting discounts or commissions were payable with respect to any of the offerings.

•

On April 8, 2005, we closed a private placement wherein we sold a total of 937,500 unregistered common shares, together with common share purchase warrants entitling the holder to purchase 900,000 restricted common shares, to Lagunitas Partners LP, Gruber & McBaine International, Jon D. and Linda W. Gruber, and J. Patterson McBaine, for the aggregate sum of $3,000,000.  The warrants are exercisable at $1.60 per share, contain cashless exercise provisions, and lapse if unexercised on or before April 8, 2010.

•

On April 15, 2005, we issued to Ms. Pamela Bunes, in connection with her entering into an employment agreement as our Chief Executive Officer, options to purchase 750,000 common shares at $3 per share.  The options vest quarterly quarterly in tranches of 37,500 shares per quarter over the five year term of the employment agreement based upon the continuous provision of services by Ms. Bunes, and lapse to the extent unexercised on April 15, 2010 with respect to the first sixteen quarterly tranches, and April 15, 2011 with respect to the final four quarterly tranches.  We valued the grant at $1,198,878 for pro-forma financial statement purposes using the Black-Scholes model.

•

On April 18 2005, we issued to Mr. Rodney Hildebrandt, in connection with his entering into an employment agreement as our Chief Operating Officer, options to purchase 1,000,000 common shares at $3.10 per share.  The right to exercise the option vests quarterly in tranches of 62,500 shares per quarter over four years based upon the continuous provision of services by Mr. Hildebrandt, and lapse to the extent unexercised on April 18, 2010. We valued the grant at $1,651,787 for pro-forma financial statement purposes using the Black-Scholes model.

•

On June 10, 2005, we entered into an investment banking agreement with Maxim Group, LLC.  Pursuant to this agreement, Maxim will provide non-exclusive investment banking, strategic advising and financial advising services to Recom, and will have certain rights to manage or co-manage any public offering and to participate in future private placements.  As partial compensation under this agreement, we granted Maxim a fully-vested warrant to purchase 500,000 common shares at $4.77 per share.  The warrants, which contain a cashless exercise provision, lapse if unexercised on June 10, 2010. We valued the grant at $912,986 for pro-forma financial statement purposes using the Black-Scholes model.

•

On June 6 2005, we issued to one director, Dr. Lowell T. Harmison, as compensation for serving on our board of directors, options to purchase 28,000 common shares at $4.20 per share.  The options vest quarterly over a period of one year, and lapse if unexercised on June 6, 2010. We valued the grant at $62,661 for pro-forma financial statement purposes using the Black-Scholes model.

•

On July 22, 2005, we issued to each of two directors, Ms. Pamela Bunes and Mr. Rodney Hildebrandt, as compensation for joining on our board of directors, options to purchase 50,000 common shares at $3.43 per share.  The options vest quarterly over a period of one year, and lapse if unexercised on July 22, 2010. We valued each grant at $89,173 for pro-forma financial statement purposes using the Black-Scholes model.

•

On July 22, 2005, we issued to each of two directors, Ms. Lucy Duncan-Scheman and Ms. Jennifer Black, as compensation for serving on the audit committee of our board of directors, options to purchase 10,000 common shares at $3.43 per share.  The options vest quarterly over a period of one year retroactive to March 21, 2005, and lapse if unexercised on March 21 2010. We valued each grant at $17,835 for pro-forma financial statement purposes using the Black-Scholes model.

•

On July 22, 2005, we issued to each of a director, Ms. Lucy Duncan-Scheman, as compensation for serving on the compensation committee of our board of directors, options to purchase 5,000 common shares at $3.43 per share.  The options vest quarterly over a period of one year retroactive to March 21, 2005, and lapse if unexercised on March 21, 2010. We valued the grant at $8,917 for pro-forma financial statement purposes using the Black-Scholes model.

•

On July 29, 2005, we issued to Ms. Norma Provencio, as compensation for joining our board of directors, options to purchase 50,000 common shares at $3.34 per share.  The options vest quarterly over a period of one year, and lapse if unexercised on July 29, 2010. We valued the grant at $86,833 for pro-forma financial statement purposes using the Black-Scholes model.

•

On July 29, 2005, we issued to Ms. Norma Provencio, as compensation for serving on the audit committee of our board of directors, options to purchase 10,000 common shares at $3.34 per share.  The options vest quarterly over a period of one year, and lapse if unexercised on July 29, 2010. We valued the grant at $17,367 for pro-forma financial statement purposes using the Black-Scholes model.

Rule 505

Since March 30, 2005, we sold or issued the following securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 505 of Regulation D promulgated under Section 3(b) of the Securities Act.  The offer and sale of the securities in each offering was exempt from the registration requirements of the Securities Act under Rule 505 insofar as:  (1) except as stated below, none of the investors in the offering are to the company’s knowledge accredited within the meaning of Rule 501(a); (2) pursuant to Rule 505(b)(2)(i), the aggregate offering price for the offering did not exceed $5,000,000, less the offering price of all securities sold within the twelve months preceding the start of and during the offering of securities under Rule 505 or in reliance upon any exemption under Section 3(b) of the Securities Act of 1933 or in violation of Section 5 of the Securities Act of 1933; (3) pursuant to Rule 505(b)(2)(ii), there were no more than 35 non-accredited investors in the offering; (4) no offers or sales under the offering was effected through any general solicitation or general advertising within the meaning of Rule 502(c); and (5) the transfer of the securities in the offering were restricted by the company in accordance with Rule 502(d).  Except as stated below, no underwriting discounts or commissions were payable with respect to any of the offerings.

•

On May 17, 2005, we issued to an employee options to purchase a total of 100,000 common shares at $3.75 per share. The options vest over a period of eight quarters, and lapse if unexercised on May 17, 2010. We valued the grant at $199,813 for pro-forma financial statement purposes using the Black-Scholes model.

•

On June 6, 2005, we issued to an employee options to purchase a total of 100,000 common shares at $4.20 per share.  The options vest over a period of eight quarters, and lapse if unexercised on June 6, 2010.  We valued the grant at $223,791 for pro-forma financial statement purposes using the Black-Scholes model.

•

On June 15, 2005, we issued to an employee options to purchase a total of 200,000 common shares at $4.01 per share.  The options vest over a period of four quarters, and lapse if unexercised on June 15, 2010. We valued the grant at $427,333 for pro-forma financial statement purposes using the Black-Scholes model.

•

On June 27, 2005, we issued to a consultant, Garud Technology Services, options to purchase a total of 100,000 common shares at $3.85 per share, in connection with the provision of product development and manufacturing consulting advice.  The options vest over a period of eight quarters, and lapse if unexercised on June 27, 2010.  We will value and expense the grant on a quarterly basis as services are performed.

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

Observations

In connection with the audit of Recom’s financial statements for the year ended December 31, 2004, our independent auditors made several observations relating to our disclosure controls and procedures or internal controls.  First, our independent auditors observed that Recom did not have adequate segregation of duties due to the size of the company, and that management had the ability to override any existing controls.  Management acknowledges the existence of this problem, and is developing procedures to address them to the extent possible given the acknowledged limitations.  Secondly, our independent auditors observed that Recom did not have a comprehensive accounting procedures manual including information as to customized internal control structure, documentation and transaction flow.  Our management acknowledges the existence of this problem, and is developing procedures to address them to the extent possible given limitations in financial and manpower resources. Additionally, our independent auditors observed that none of the members of our audit committee demonstrated an in-depth understanding of generally accepted accounting principles.  On July 28, 2005, Recom appointed Ms. Norma Provencio to serve on our board of directors and the audit committee of the board.  Ms. Provencio is a certified public accountant with over 26 years of accounting experience, including significant audit and public company experience that qualify her as being financially sophisticated for AMEX audit committee purposes.  Management believes that the appointment of Ms. Provencio will address the latter concern raised by our auditors.

OTHER INFORMATION

Voluntary Reports

None.

Material Changes To Director Nominee Procedures

There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors since our last disclosure of those procedures pursuant to SEC rules.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31.1

Section 302 Certification of Principal Executive Officer*

31.2

Section 302 Certification of Principal Financial Officer*

32.1

Section 906 Certification of Chief Executive Officer*

32.2

Section 906 Certification of Chief Financial Officer*

*

Filed herewith

Reports on Form 8-K

During the three-month interim period ended June 30, 2005, we did not file any current reports on form 8-K:

SIGNATURES

In accordance with the requirements of the Exchange Act, the caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Greenville, South Carolina, this 15th day of August, 2005.

RECOM MANAGED SYSTEMS, INC.
By:	/s/ Pamela Bunes
Pamela Bunes Chief Executive Officer and President (principal executive officer)
By:	/s/ Robert C. Scherne
Robert C. Scherne Interim Chief Financial Officer (principal accounting and financial officer)