Form 10QSB
period 2005-09-30
SIGNALIFE, INC.
filed 2005-11-14
CIK 810365

United States

Securities And Exchange Commission

Washington, D.C. 20549

_________________

FORM 10-QSB

_________________

(Mark One)

☒	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended September 30, 2005
☐	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Transition Period From ________ To _______
Commission File No. _______

SIGNALIFE, INC.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0441351 (I.R.S. Employer Identification No.)

531 South Main Street, Suite 301
Greenville, South Carolina 29601
(864) 233-2300

 (Address Of Principal Executive Offices)
(Issuer’s Telephone Number)

Recom Managed Systems, Inc.

 (former name, former address and former fiscal year, if change since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act of 1934):   Yes  ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 3, 2005, there were issued and outstanding 38,481,573 shares of common stock, par value $0.001 per share and 188,842 shares of series ‘A’ preferred stock, par value $0.001 per share.

Table Of Contents

ADVISEMENTS

1

FINANCIAL STATEMENTS

2

Balance Sheet

F-1

Statements Of Operations

F-2

Statement Of Stockholders’ Equity

F-3

Statements Of Cash Flows

F-10

Notes To Financial Statements

F-12

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION3

General

3

Overview

3

Development Stage Company; Prior Going Concern Issue

3

Results of Operations

3

Plan of Operation

4

Liquidity and Capital Resources

6

Critical Accounting Policies

8

Recent Accounting Pronouncements

8

UNCERTAINTIES AND OTHER RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

9

Risks Relating To Our Business

9

Risks Relating To An Investment In Our Securities

13

CONTROLS AND PROCEDURES

15

Evaluation Of Disclosure Controls And Procedures

15

Changes in Internal Control over Financial Reporting

16

Observations

16

LEGAL PROCEEDINGS

16

CHANGES IN SECURITIES AND USE OF PROCEEDS

16

Recent Sales Of Unregistered Equity Securities Not Previously Reported on Form 8-K

16

Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities

17

Use Of Proceeds Of Registered Offerings

18

Repurchases Of Equity Securities

18

DEFAULTS UPON SENIOR SECURITIES

18

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

18

OTHER INFORMATION

18

Matters Not Previously Reported On Form 8-K

18

Voluntary Reports

18

Material Changes To Director Nominee Procedures

18

EXHIBITS

18

SIGNATURES

19

-ii-

ADVISEMENTS

Unless the context requires otherwise, “Signalife”, “the company”, “we”, “us”, “our” and similar terms refer to Signalife, Inc., formerly known as Recom Managed Systems, Inc.  Our common stock, par value $.001 per share, and our series ‘A’ preferred stock, par value $.001 per share, are commonly referred to in this quarterly report as our “common shares” and “series ‘A’ preferred shares”, respectively.  The information in this quarterly report is current as of the date of this quarterly report (September 30, 2005), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the nine-month interim period ended September 30, 2005 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ended December 31, 2005.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction with the annual financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-KSB for our fiscal year ended December 31, 2004, as it may be amended, together with any reports, statements and information filed with the SEC relating to periods or events occurring after December 31, 2004.

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

SIGNALIFE, INC.

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Contents

 -

SIGNALIFE, INC.

(A Development Stage Company)

Balance Sheet

September 30, 2005

(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 5,990,265
Prepaid expenses and other current assets	63,733
Total current assets	6,053,998
Property and equipment, net of accumulated depreciation of $152,601.	298,052
Intangible – patents, including related party amounts, net of accumulated amortization of $30,652	381,275
TOTAL ASSETS	$ 6,733,325
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 555,755
Lease payable – current portion	3,307
Total current liabilities	559,062
Lease payable – net of current portion	6,615
Total liabilities	565,677
Commitments and contingencies	—
Stockholders’ equity:
Series ‘A’ convertible preferred stock, $.001 par value; 10,000,000 shares authorized; 112,991 shares issued and outstanding	113
Series ‘A’ convertible preferred stock to be issued for accrued dividends, 75,851 shares	76
Common stock, $.001 par value; 100,000,000 shares authorized; 38,393,455 shares issued and outstanding	38,393
Additional paid-in capital	27,856,991
Deferred compensation	(1,711)
Deficit accumulated during development stage	(21,726,214)
Total stockholders’ equity	6,167,648
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 6,733,325

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Operations

For The Three And Nine Months Ended September 30, 2005 And 2004 And From Inception

Of Development Stage (November 7, 2000) To September 30, 2005

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception of Development Stage (Nov. 7, 2000) to Sept. 30, 2005
	2005	2004	2005	2004
Revenue	$ —	$ —	$ —	$ —	$ —
Research and development	365,327	448,078	1,197,597	880,523	3,426,090
General and administrative expenses	1,382,600	934,520	4,955,336	3,957,647	15,057,486
Loss before other income (expense)	(1,747,927)	(1,382,598)	(6,152,933)	(4,838,170)	(18,483,576)
Interest income	31,499	25,210	49,318	51,664	107,835
Interest expense, including amortization of debt discount	(488,130)	—	(1,292,463)	—	(1,307,638)
Change in fair value of warrant liability	—	—	318,000	—	187,570
Warrant re-pricing and other financing (cost) recovery	—	—	(226,294)	—	(384,810)
Loss before provision for income taxes	(2,204,558)	(1,357,388)	(7,304,372)	(4,786,506)	(19,880,619)
Provision for income taxes	—	—	—	—	—
Net loss	(2,204,558)	(1,357,388)	(7,304,372)	(4,786,506)	(19,880,619)
Preferred dividend	11,134	68,258	43,620	246,962	2,292,242
Net loss attributable to common stockholders	$ (2,215,692)	$ (1,425,646)	$ (7,347,992)	$ (5,033,468)	$ (22,172,861)
Basic and diluted loss per share	$ (0.06)	$ (0.04)	$ (0.20)	$ (0.14)	$ (0.89)
Basic and diluted loss per share attributable to common stockholders	$ (0.06)	$ (0.04)	$ (0.20)	$ (0.15)	$ (0.99)
Weighted average shares outstanding— basic and diluted	38,174,854	33,758,040	36,889,282	33,419,220	22,355,636

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statement Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To September 30, 2005

(Unaudited)

	Common Stock		Series ‘A’ Convertible Preferred Stock			Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To Sept. 30, 2005
	Shares	Amount	Shares		Amount	Shares	Amount
2000:
Balance November 7, 2000 (as restated for 3:1 stock split)	4,139,784	$ 4,139	—		$ —	—	$ —	$ (4,139)	$ —	$ —	$ —
Contributed capital	—	—	—		—	—	—	35,000	—	—	35,000
Net loss	—	—	—		—	—	—	—	—	(36,673)	(36,673)
Balance December 31, 2000	4,139,784	4,139	—		—	—	—	30,861	—	(36,673)	(1,673)
2001:
Capital contributed	—	—	—		—	—	—	45,000	—	—	45,000
Shares issued for services July 2001–$0.033	150,000	150	—		—	—	—	4,850	—	—	5,000
Net loss	—	—	—		—	—	—	—	—	(50,000)	(50,000)
Balance December 31, 2001	4,289,784	4,289	—		—	—	—	80,711	—	(86,673)	(1,673)
2002:
Capital contributed	—	—	—		—	—	—	56,400	—	—	56,400
Warrants issued for cash	—	—	—	305	—	—	—	125,000	—	—	125,000
Issuance of common stock for:	—	—	—		—	—	—
Technology—Sept. 2002 – $0.006	23,400,000	23,400	—		—	—	—	54,623	—	—	78,023
Services rendered – Oct. 2002 – $0.021	2,925,000	2,925	—		—	—	—	17,958	(19,678)	—	1,205
Cash—Oct 2002 – $0.03	564,810	565	—		—	—	—	17,221	—	—	17,786
Cash—Nov 2002 – $2.66	71,250	71	—		—	—	—	189,929	—	—	190,000

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statement Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To September 30, 2005

(Unaudited)

(continued)

	Common Stock			Series ‘A’ Convertible Preferred Stock			Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To Sept. 30, 2005
	Shares		Amount	Shares		Amount	Shares	Amount
Contributed services – officer	—		$ —	—		$ —	—	$ —	$ 20,000	$ —	$ —	$ 20,000
Warrants issued for services	—		—	—		—	—	—	5,324	—	—	5,324
Net loss	—	-	—	—	-	—	—	—	—	—	(211,954)	(211,954)
Balance December 31, 2002	31,250,844		31,250	—		—	—	—	567,166	(19,678)	(298,627)	280,111
2003:
Issuance of common stock for cash and contributed property – April 2003 – $2.22	112,812		113	—		—	—	—	249,887	—	—	250,000
Issuance of common stock for cash:
May 2003—$3.00	82,667		83	—		—	—	—	247,917	—	—	248,000
May 2003—$3.33	75,075		75	—		—	—	—	249,925	—	—	250,000
Issuance of common stock for services:
April 2003—$2.80	147,192		147	—		—	—	—	411,654	—	—	411,801
April 2003—$3.15	11,045		11	—		—	—	—	34,780	—	—	34,791
July 2003—$3.67	111,625		112	—		—	—	—	410,192	—	—	410,304
August 2003—$3.68	33,188		33	—		—	—	—	121,103	—	—	121,136
September 2003—$3.77	24,292		24	—		—	—	—	91,673	—	—	91,697
October 2003—$4.78	15,385		15	—		—	—	—	73,525	—	—	73,540
November 2003—$3.65	18,834		19	—		—	—	—	68,783	—	—	68,802
December 2003—$3.60	5,953		6	—		—	—	—	21,425	—	—	21,431

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statement Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To September 30, 2005

(Unaudited)

(continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To Sept. 30, 2005
	Shares	Amount	Shares	Amount	Shares	Amount
Cashless exercise of warrants	1,105,000	$ 1,105	—	$ —	—	$ —	$ (1,105)	$ —	$ —	$ —
Contributed services – officer	—	—	—	—	—	—	80,000	—	—	80,000
Employee stock options issued below market	—	—	—	—	—	—	38,400	—	—	38,400
Amortization of deferred compensation	—	—	—	—	—	—	—	6,668	—	6,668
Options and warrants issued for:
Services	—	—	—	—	—	—	2,196,068	(219,010)	—	1,977,058
Financing cost	—	—	—	—	—	—	74,088	—	—	74,088
Issuance of preferred stock for cash	—	—	1,792,975	1,793	—	—	5,376,857	—	—	5,378,650
Series ‘A’ preferred stock offering expenses	—	—	—	—	—	—	(572,785)	—	—	(572,785)
Preferred stock beneficial conversion feature	—	—	—	—	—	—	896,474	—	(896,474)	—
Allocation of fair value to warrants	—	—	—	—	—	—	949,121	—	(949,121)	—
Series ‘A’ Preferred stock accrued dividend	—	—	—	—	—	—	(107,575)	—	—	(107,575)
Net loss	—	—	—	—	—	—	—	—	(5,311,377)	(5,311,377)
Balance December 31, 2003	32,993,912	32,993	1,792,975	1,793	—	—	11,477,573	(232,020)	(7,455,599)	3,824,740

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statement Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To September 30, 2005

(Unaudited)

(continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To Sept. 30, 2005
	Shares	Amount	Shares	Amount	Shares	Amount
2004:
Issuance of common stock for services:
January 2004—$3.63	52,391	$ 52	—	$ —	—	$ —	$ 190,088	$ —	$ —	$ 190,140
February 2004—$4.24	25,714	26	—	—	—	—	108,979	—	—	109,005
March 2004—$4.90	47,638	48	—	—	—	—	233,584	—	—	233,632
April 2004—$7.39	11,937	12	—	—	—	—	88,145	—	—	88,157
May 2004—$6.66	43,425	43	—	—	—	—	289,006	—	—	289,049
June 2004—$4.30	16,976	17	—	—	—	—	72,980	—	—	72,997
July 2004—$3.90	21,583	22	—	—	—	—	84,206	—	—	84,228
August 2004—$3.56	26,885	27	—	—	—	—	95,570	—	—	95,597
September 2004—$3.67	49,035	49	—	—	—	—	179,738	—	—	179,787
October 2004—$2.67	55,420	55	—	—	—	—	148,163	—	—	148,218
November 2004—$2.94	32,635	33	—	—	—	—	95,914	—	—	95,947
December 2004—$4.52	69,504	70	—	—	—	—	313,947	—	—	314,017
Exercise of class ‘A’ warrants for cash	130,030	130	—	—	—	—	274,870	—	—	275,000
Exercise of class ‘C’ warrants for cash	16,665	17	—	—	—	—	49,979	—	—	49,996
Cashless exercise of warrants	51,815	52	—	—	—	—	(52)	—	—	—
Contributed services—officer	—	—	—	—	—	—	80,000	—	—	80,000

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statement Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To September 30, 2005

(Unaudited)

(continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To Sept. 30, 2005
	Shares	Amount	Shares	Amount	Shares	Amount
Amortization of deferred compensation	—	$ —	—	$ —	—	$ —	$ —	$ 225,531	$ —	$ 225,531
Warrants issued for services	—	—	—	—	—	—	132,712	—	—	132,712
Warrants issued for legal settlement	—	—	—	—	—	—	757,207	—	—	757,207
Expense recognized from repricing of warrants	—	—	—		—	—	158,516	—	—	158,516
Beneficial conversion feature	—	—	—	—	—	—	408,333	—	—	408,333
Cancelled common stock	(369,000)	(369)	—	—	—	—	369	—	—	—
Conversion of series ‘A’ preferred stock	1,546,633	1,547	(1,546,633)	(1,547)	—	—	—	—	—	—
Series ‘A’ preferred stock accrued dividend	—	—	—	—	—	—	(295,452)	—	—	(295,452)
Shares for series ‘A’ preferred dividends	—	—	—	—	134,834	134	404,353	—	—	404,487
Conversion of series ‘A’ preferred stock	3,457	3	—	—	(3,457)	(3)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(6,966,243)	(6,966,243)
Balance December 31, 2004	34,826,655	34,827	246,342	246	131,377	131	15,348,728	(6,489)	(14,421,842)	955,601

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statement Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To September 30, 2005

(Unaudited)

(continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To Sept. 30, 2005
	Shares	Amount	Shares	Amount	Shares	Amount
2005:
Issuance of common stock for services:
January 2005—$4.26	44,205	$ 44	—	$ —	—	$ —	$ 188,259	$ —	$ —	$ 188,303
February 2005—$4.05	21,231	21	—	—	—	—	85,964	—	—	85,985
March 2005—$3.20	37,628	38	—	—	—	—	120,372	—	—	120,410
April 2005—$4.30	25,641	26	—	—	—	—	110,199	—	—	110,225
May 2005—$4.26	5,262	5	—	—	—	—	22,411	—	—	22,416
June 2005—$3.91	13,877	14	—	—	—	—	54,310	—	—	54,324
August 2005—$3.26	39,466	39	—	—	—	—	128,538	—	—	128,577
September 2005—$3.42	37,196	37	—	—	—	—	127,250	—	—	127,287
Shares issued as payment for convertible debt and accrued interest	584,711	585	—	—	—	—	1,674,526	—	—	1,675,111
Finance cost – shares issued at a discount	—	—	—	—	—	—	336,610	—	—	336,610
Expense recognized from repricing of warrants	—	—	—	—	—	—	226,294	—	—	226,294
Exercise of class ‘C’ warrants for cash	54,166	54	—	—	—	—	162,444	—	—	162,498
Contributed services—officer	—	—	—	—	—	—	20,000	—	—	20,000

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statement Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To September 30, 2005

(Unaudited)

(continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To Sept. 30, 2005
	Shares	Amount	Shares	Amount	Shares	Amount
Amortization of deferred compensation	—	—	—	—	—	—	—	4,778	—	4,778
Warrants issued for services	—	—	—	—	—	—	1,023,601	—	—	1,023,601
Series ‘A’ preferred stock accrued dividend	—	—	—	—	—	—	(43,620)	—	—	(43,620)
Shares for series ‘A’ preferred dividends	—	—	—	—	14,540	15	43,605	—	—	43,620
Conversion of series ‘A’ preferred stock	203,417	203	(203,417)	(203)	—	—	—	—	—	—
Shares issued	—	—	70,066	70	(70,066)	(70)	—	—	—	—
Warrant liability reclassified upon effectiveness	—	—	—	—	—	—	260,000	—	—	260,000
Sale of common stock	2,500,000	2,500	—	—	—	—	7,997,500	—	—	8,000,000
Offering cost related to sale of common stock	—	—	—	—	—	—	(30,000)	—	—	(30,000)
Net loss	—	—	—	—	—	—	—	—	(7,304,372)	(7,304,372)
Balance September 30, 2005	38,393,455	$ 38,393	112,991	$ 113	75,851	$ 76	$ 27,856,991	$ (1,711)	$ (21,726,214)	$ 6,167,648

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Cash Flows

For The Nine Months Ended September 30, 2005 And 2004 And From Inception

Of Development Stage (November 7, 2000) To September 30, 2005

(Unaudited)

	For the Nine Months Ended September 30,		From Inception of Development Stage (Nov. 7, 2000) to Sept. 30, 2005
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (7,304,372)	$ (4,786,506)	$ (19,880,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,373	51,529	183,947
Amortization of debt issue costs and finance costs	873,721	—	887,563
Change in fair value of warrant liability	(318,000)	—	(187,570)
Amortization of deferred compensation	4,778	5,001	238,182
Services recognized as contributed capital	20,000	60,000	200,000
Stock issued for services	837,527	1,342,590	4,126,803
Options and warrants issued for services	1,023,601	334,513	3,251,183
Warrants issued for legal settlement	—	757,207	757,207
Finance cost attributed to re-pricing of warrants	226,294	—	384,810
Finance cost attributed to shares issued at a discount	336,610	—	336,610
Other	—	—	1,459
Changes in operating assets and liabilities:
Prepaid expenses and other currents assets	173,173	92,644	(63,733)
Accounts payable and accrued expenses	238,746	(382,273)	630,868
Net cash used in operating activities	(3,825,549)	(2,525,295)	(9,133,290)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(198,537)	(33,142)	(441,426)
Capitalized patent cost	(58,953)	(90,586)	(333,904)
Net cash used in investing activities	(257,490)	(123,728)	(775,330)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	—	—	136,400
Issuance of common stock and exercise of warrants for cash	8,162,498	275,000	9,293,280
Cost of sale of common stock	(30,000)	—	(30,000)
Sale of preferred stock for cash, net of expenses	—	—	4,805,865
Sale of warrants for cash	—	—	125,000
Proceeds from issuance of convertible debenture, net of expenses	—	—	1,968,340
Payment of convertible debenture	(400,000)	—	(400,000)
Net cash provided by financing activities	7,732,498	275,000	15,898,885

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Cash Flows

For The Nine Months Ended September 30, 2005 And 2004 And From Inception

Of Development Stage (November 7, 2000) To September 30, 2005

(Unaudited)

(continued)

	For the Nine Months Ended September 30,		From Inception of Development Stage (Nov. 7, 2000) to Sept. 30, 2005
	2005	2004
Net increase (decrease) in cash and cash equivalents	3,649,459	(2,374,023)	5,990,265
Cash and cash equivalents, beginning of period	2,340,806	3,957,720	—
Cash and cash equivalents, end of period	$ 5,990,265	$ 1,583,697	$ 5,990,265

Supplemental Cash Flow Information:

For the years from inception of development stage (November 7, 2000) to September 30, 2005, Signalife paid interest of $8,356 during the nine months ended September 30, 2005, and paid no income taxes.

Supplemental Investing and Financing Activities:

Signalife recorded compensation expense of $20,000 and $60,000 for the nine-month periods ended September 30, 2005 and 2004, respectively, for the Chief Executive Officer of the company.  This compensation was recorded as additional paid in capital.

During the nine month period ended September 30, 2005, we issued an aggregate of 584,711 shares of common stock in payment of $1,600,000 of principal amount of the convertible debt described in Note 6 plus accrued interest of $75,111. Since the stock was issued at a discount to market value, we have recorded a financing cost of $336,610 attributable to the discount.

During the nine months ended September 30, 2005, we entered into a lease obligation of $9,922 as partial payment for a purchase of computer equipment.

During the nine months ended September 30, 2004, the company issued 295,584 shares of common stock for marketing and business services rendered during the period.  These services were valued at $1,342,590 based upon the market value of the shares at the date of issuance.  Of those shares issued, 52,391 shares of common stock valued at $190,140 based upon the market value of the shares at the date of issuance related to expenses accrued during the fourth quarter of 2003 since the services were rendered during that period.

For the nine months ended September 30, 2005 and 2004, the company has accrued $43,620 and $246,962, respectively, in dividends related to its series “A” preferred stock.  Such dividends are a non-cash charge as they will be paid in-kind.

During the nine months ended September 30, 2005 and 2004, 203,417 and 750,771 shares of common stock, respectively, were issued upon conversion of an equivalent number of shares of series “A” preferred stock.

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Financial Statements

For Nine Months Ended September 30, 2005 And 2004

(Unaudited)

1.

ORGANIZATIONAL MATTERS

Signalife, Inc. (“we”, “our company” or “Signalife”) is a development stage medical device company focused on researching, developing and marketing medical devices which monitor and measure physiological signals in order to detect diseases that impact an individual’s health.  Signalife was originally incorporated in Delaware on January 19, 1987.  On November 2, 2005, we changed our name to Signalife, Inc. from Recom Managed Systems, Inc.

2.

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of September 30, 2005 and for the three- and nine-month periods ended September 30, 2005 and 2004 and from inception (November 7, 2000) to September 30, 2005 have been prepared by Signalife pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The company believes that the disclosures provided are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2004 as disclosed in the company’s 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2005.

3.

PRO FORMA STOCK OPTION INFORMATION

Employee and Director Common Share Purchase Options—Pro forma information regarding the effects on operations of employee and director common share purchase options as required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” has been determined as if Signalife had accounted for those options under the fair value method.  Pro forma information is computed using the Black-Scholes method at the date of grant of the options based on the following assumptions ranges:  (1) risk free interest rate of 1.42% to 3.5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 53.84% to 158.48%; and (4) an expected life of the options of 1.5 years.  The foregoing option valuation model requires input of highly subjective assumptions.  Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimate, the existing model does not in the opinion of our management necessarily provide a reliable single measure of fair value of common share purchase options we have granted to our employees and directors.

Pro forma information relating to employee and director common share purchase options is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September. 30, 2005	September 30, 2004
Net loss as reported	$ (2,204,558)	$ (1,357,388)	$ (7,304,372)	$ (4,786,506)
Stock compensation calculated under SFAS No.123	(499,792)	(96,969)	(867,264)	(323,501)
Pro forma net loss	$ (2,704,350)	$ (1,454,357)	$ (8,171,636)	$ (5,110,007)
Basic and diluted historical loss per share	$ (0.06)	$ (0.04)	$ (0.20)	$ (0.14)
Pro forma basic and diluted loss per share	$ (0.07)	$ (0.04)	$ (0.22)	$ (0.15)
Net loss attributable to common shares, as reported	$ (2,215,692)	$ (1,425,646)	$ (7,347,992)	$ (5,033,468)
Pro forma net loss attributable to common shares	$ (2,715,484)	$ (1,522,615)	$ (8,215,256)	$ (5,356,969)
Basic and diluted historical loss per share attributable to common shares	$ (0.06)	$ (0.04)	$ (0.20)	$ (0.15)
Pro forma basic and diluted loss per share attributable to common shares	$ (0.07)	$ (0.05)	$ (0.22)	$ (0.16)

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.06 and $0.04 for the three months ended September 30, 2005 and 2004, respectively, and $0.20 and $0.15 for the nine months ended September 30, 2005 and 2004, respectively.  For the three and nine months ended September 30, 2005 and 2004, 10,090,403 and 5,426,258 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

4.

CONTINGENT SETTLEMENT PAYABLE

In conjunction with Dr. Budimir Drakulic becoming our Vice President and Chief Technology Officer, we reached an agreement-in-principle with Dr. Drakulic to offer to sell common shares to certain individuals in order to protect our rights to the Signal Technologies.  As part of that agreement, we agreed that should we raise more than $2 million in certain offerings, we would pay 4% of the proceeds of those offerings greater than $2 million to those individuals up to a maximum amount of $480,350.  We subsequently reached settlements with a number of these individuals and the remaining liability related to the agreement as of September 30, 2005 is $21,113, which is included in accounts payable and accrued expenses.

5.

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

Our series ‘A’ preferred shares carry a liquidation value equal to $3 per share, are senior to all other shares of capital stock now existing or hereinafter created by our company as to dividend and liquidation rights, and have voting rights as if converted into common shares.  Each series ‘A’ preferred shareholder has the option at any time to convert all or any portion of his or her shares into common shares on a one-for-one basis.  During the nine months ended September 30, 2005 and 2004, we converted 203,417 and 750,771 series ‘A’ preferred shares, respectively, into an equivalent number of common shares.

Our series ‘A’ preferred shares are required to pay dividends of 8% annually, to be paid quarterly either in cash or in the form of additional preferred shares at the discretion of Signalife.  Any series ‘A’ preferred shares issued as a dividend will be valued at $3 per share.  During the nine months ended September 30, 2005 and 2004, we accrued dividends in the amount of $43,620 and $246,962, respectively, with respect to our series ‘A’ preferred shares.  We have elected to pay these dividends in kind through the issuance of additional preferred stock.  Through September 30, 2005, in satisfaction of the accrued dividends, we issued or committed to issue a total of 149,374 preferred shares valued at $448,107.  As of September 30, 2005, 73,523 shares were issued or deemed converted into common shares.  As of September 30, 2005 there are no accrued dividends payable reflected on the balance sheet.

6.

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

For so long as the debenture is unpaid, the debenture holder was entitled to convert the debenture into a number of common shares equal to the outstanding principal on the debenture divided by $5.25, such amount representing 105% of the closing price for our common shares on the trading day prior to the sale of the debenture.  We also had the right to pay the principal and interest on the debenture in common shares in lieu of cash provided that we first register those shares with the SEC, were not otherwise in default under the debenture, and satisfied certain other conditions including notice requirements.  Principal under the debenture was subject to conversion at the rate of 85% of the average of the three lowest closing prices for those shares during the ten day period prior to the repayment date.  Interest under the debenture was subject to conversion at the rate at 90% of the closing price immediately prior to the payment or delivery date.  Under the terms of the debenture, once this registration statement was declared effective, Signalife would have the right to repay both principal and interest in common shares in lieu of cash so long as we were not otherwise in default under the debenture.  We filed the aforesaid registration statement on January 26, 2005, and on February 14, 2005 the SEC declared the registration statement to be effective.

Pursuant to our right to convert all outstanding principal and interest under the debenture into common shares, we have since made all payments of interest and principal accrued through August 31, 2005 in common shares, with the exception of interest and principal payments due on June 1, 2005, which we paid in cash.  As a consequence, the debenture has been paid in full.

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

As additional consideration for the purchase of the debenture, we granted to Oasis warrants entitling it to purchase 275,000 common shares at the price of $5.75 per share, or 115% of the closing price for those shares on the trading day prior to the sale of the debenture.  These warrants lapse if unexercised by December 29, 2009.  A registration rights agreement was executed requiring Signalife to register the shares of its common stock underlying the debenture and warrant so as to permit the public resale thereof.  The debenture provided for the payment of liquidated damages of 2% of the debenture balance per month if the stipulated registration deadlines were not met.  In accordance with Emerging Issues Task Force (“EITF”) 00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’ to Certain Convertible Instruments.”, a portion of the proceeds were allocated to the warrant liability based on its fair value, which totaled $447,570 using the Black-Scholes option pricing model.  The remaining balance was allocated to the convertible debt instrument and was used to compute the beneficial conversion feature.  We attributed a beneficial conversion feature of $408,333 to the convertible debenture based upon the difference between the effective conversion price of those shares and the closing price of our common shares on the date of issuance.  The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 91%, (3) risk-free interest rate of 3.12%, and (4) expected life of 1.5 years. Additionally, we incurred legal costs of $31,660 in connection with the sale of the debenture. The total debt discount of $887,563 has been amortized over the term of the debenture.  During the nine months ended September 30, 2005, amortization as interest expense amounted to $873,721.

Since the warrant is a contract requiring settlement through the delivery of registered shares, and the delivery of such registered shares was not deemed controllable by Signalife, we recorded the net value of the warrants at the date of issuance as a warrant liability on the balance sheet ($447,570) and included the change in fair value from the date of issuance to December 31, 2004 in other income (expense), in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.  The fair value of the warrant was $578,000 at December 31, 2004.  Upon the registration statement being declared effective on February 14, 2005, we reclassified the fair value of the warrant on that date ($260,000) to equity.

On April 20, 2005, we amended the terms of the warrant by reducing the exercise price of that warrant from $5.75 per share to $2.40 per share.  This amendment was effected in connection with procuring Oasis’s waiver with respect to our recent issuance of $8 million in equity through two private placements as discussed in Note 7, “Equity Transactions”.

For the nine months ended September 30, 2005, the change in fair value of the warrant issued with registration rights decreased by approximately $318,000 to $260,000 at the date of effectiveness of the registration statement and is recognized as a credit to change in fair value of warrant liability on the statement of operations.  At that date, the remaining fair value was credited to additional paid-in capital.

7.

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

On March 22 2005, we issued to a director at such time, Ms. Lucy Duncan-Scheman, as compensation for serving on our board of directors, options to purchase 50,000 common shares at $3.10 per share.  The options vest quarterly over a period of one year, and lapse if unexercised on March 21, 2010.

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

On June 10, 2005, we entered into an investment banking agreement with Maxim Group, LLC (“Maxim”).  Pursuant to this agreement, Maxim will provide non-exclusive investment banking, strategic advising and financial advising services to Signalife, and will have certain rights to manage or co-manage any public offering and to participate in future private placements.  As partial compensation under this agreement, we granted Maxim a fully-vested warrant to purchase 500,000 common shares at $4.77 per share.  The warrants, which contain a cashless exercise provision, lapse if unexercised on June 10, 2010. The fair value of the warrants was estimated at $912,986 under the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 98.96%, (3) weighted-average risk-free interest rate of 2.5%, and (4) expected life of 1.5 years.

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

On July 18, 2005, we issued to an employee options to purchase a total of 25,000 common shares at $3.48 per share.  The options vest over a period of eight quarters, and lapse if unexercised on July 18, 2010.

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

On July 29, 2005, our compensation committee authorized the issuance to a director, Ms. Norma Provencio, as compensation for serving on our board of directors, options to purchase 50,000 common shares at $3.34 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing July 29, 2005, and lapse if unexercised on July 29, 2010.

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

On August 15, 2005, we issued to an employee options to purchase a total of 100,000 common shares at $3.30 per share.  The options vest over a period of sixteen quarters, and lapse if unexercised on August 15, 2010.

On August 23, 2005, our compensation committee authorized the issuance to a director, Mr. Rowland Perkins, as compensation for serving on our board of directors, options to purchase 50,000 common shares at $3.45 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 23, 2005, and lapse if unexercised on August 23, 2010.

During the nine month period ended September 30, 2005, we issued an aggregate of 584,711 shares of common stock in payment of $1,600,000 of principal amount of the convertible debt described in Note 5 plus accrued interest of $75,111. Since the stock was issued at a discount to market value, we have recorded a financing cost of $336,610 attributable to the discount.

During the nine month period ended September 30, 2005, we issued in the aggregate 224,506 common shares for business services.  These services were valued at $837,527 based upon the fair market value of the shares determined as the closing stock price as reported by the OTCBB or AMEX markets, as the case may be, as of the date of issuance.

During the nine month period ended September 30, 2005, we issued 54,166 common shares upon exercise of an equivalent number of class “C” warrants, for cash proceeds of $162,498.

During the nine month period ended September 30, 2005 and 2004, 203,417 and 750,771 series ‘A’ preferred shares, respectively, were converted into an equivalent number of common shares.

During the nine month period ended September 30, 2004, we issued in the aggregate 295,584 common shares for business services.  These services were valued at $1,342,590 based upon the fair market value of the shares determined as the closing stock price as reported by the OTCBB or AMEX markets, as the case may be, as of the date of issuance.  Of those shares issued, 52,391 shares of common stock valued at $190,140 were expensed during the fourth quarter of 2003 since the services were rendered during that period.

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

During the nine month period ended September 30, 2004, we issued 130,030 common shares related to exercises of class ‘A’ warrants issued as part of a financing transaction in May 2003.  We received cash payments equal to $275,000 related to these exercises.

During the nine month period ended September 30, 2004, we issued 51,815 common shares related to cashless exercises of class ‘A’ warrants originally issued as part of a financing transaction in May 2003.  We received no cash payments related to these exercises.

From January 1 through June 30, 2004, we issued in the aggregate 196,000 common share purchase options to employees and members of our board of directors.  All options were issued at an exercise price equal to the closing market price as reported by the OTCBB on the date of issuance.  Of those, 50,000 options were issued in January 2004, vested immediately and were exerciseable at a price of $3.50 per share; 80,000 options were issued in January 2004, vest quarterly over a four year time period and are exerciseable at $3.60 per share; 28,000 options were issued in February 2004, vest quarterly over a one year time period and are exerciseable at $3.70 per share; 10,000 options were issued in April 2004, vest quarterly over a one year time period and are exerciseable at $6.00 per share, and 28,000 options were issued in June 2004, vest quarterly over a one year time period and are exerciseable at $6.25 per share

During the quarter ended September 30, 2004, we issued in the aggregate 2,000 common share purchase options to employees and members of our board of directors.  All options were issued at an exercise price equal to the closing market price as reported by the OTCBB on the date of issuance, vest quarterly over a one year time period and are exerciseable at $3.95 per share.

8.

COMMITMENTS AND CONTINGENCIES

We have entered into a research and development services agreement, dated March 2, 2005, with Battelle Memorial Institute, Health and Life Sciences to develop our Model 200 Module.  Pursuant to the agreement, we have agreed to pay labor services and other expenses for performance under the agreement, estimated at $2,815,200.  The term of the services to be provided is estimated to be sixteen months.  Services provided will be invoiced monthly.  Either party shall have the right to terminate the agreement upon 30 days’ written notice for any good-faith basis.  Pending the completion of the introduction of our Model 100 Module to the market during the balance of fiscal 2005, we intend to reduce the activities on the Model 200 project to minimal levels.  As of September 30, 2005, we have accrued $215,000 in costs under this agreement, of which $155,000 has been paid.

9.

RELATED PARTY TRANSACTIONS

During the nine month periods ended September 30, 2005 and 2004, we incurred legal fees to a firm which has one of our directors, Mr. Ellsworth Roston, as a partner.  The fees incurred for the nine months of 2005 and 2004 were $99,856 and $104,699, respectively.  Of these amounts, $58,952 and $91,244 was capitalized as patent costs.

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

On March 26, 2005, Signalife appointed Dr. Lowell T. Harmison as our new Chief Executive Officer in replacement of Mr. Marvin H. Fink.  On March 28, 2005, Dr. Harmison replaced Mr. Fink as President.  The board of directors recognized the valuable services provided to the company by Mr. Fink and acknowledged to Mr. Fink that any common share purchase options he holds by reason of serving as an officer or director of the company would be deemed fully vested by reason of those pre-retirement services.  For similar reasons, the board of directors acknowledged on March 22, 2005 that Mr. Fink would be entitled to all other benefits under his employment agreement as if the contract had been lawfully and properly carried out by all parties to its full term.  On April 15, 2005, Dr. Harmison became interim co-Chief Executive Officer upon the appointment of Ms. Pamela Bunes as primary Chief Executive Officer, remaining in such interim capacity in order to assist Ms. Bunes in the transition to full Chief Executive Officer.  On June 15, 2005, Dr. Harmison’s status as interim co-Chief Executive Officer ceased upon Ms. Bunes assuming all such duties.

10.

SUBSEQUENT EVENTS

On November 2, 2005, we filed an amendment to our certificate of incorporation with the Delaware Secretary of State changing our name from Recom Managed Systems, Inc. to Signalife, Inc.

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

Overview

Signalife is a medical device company focused on researching, developing and marketing medical devices which monitor and measure physiological signals in order to detect diseases that impact an individual’s health.  Physiological signals are small bioelectrical signals generated by the body.  Our initial product will be patient modules used as part of a heart monitor system to acquire, amplify and process physiological signals associated with a patient’s cardiovascular system.  Heart monitor systems are used by heart specialists known as cardiologists to collect physiological data for electrocardiogram or “ECG” tests for the purpose of detecting and identifying cardiovascular disease.  Our patient module will operate using a proprietary and patented “amplification” technology which provides the capability to enlarge and process the physiological signals to discriminate them from ambient or background electromagnetic noise and to facilitate the examination of the signal data for diagnostic purposes.  Our amplification technology is an enhancement of an amplification technology first developed for the United States Air Force to record bioelectrical signals from a pilot’s brain, known as an electroencephalogram or “EEG”.  Earlier versions of the technology were also used by the National Institute of Health as well as companies such as Titan Systems and Teledyne, Inc. for purposes of monitoring different physiological signals relating to the brain.

In December 2004, we completed development of a pre-production model of our first product for commercialization, our battery-operated, digital 12-lead Signalife Model 100 Patient Module or “Model 100 Module”.  The Model 100 Module will be used as the primary component of a 12-lead ambulatory heart monitor system, referred to as the “Model 100 Monitor System”.  The Model 100 Monitor System is an ambulatory patient heart monitor or recording system that will allow a patient’s heart to be continuously monitored over a period of 24 to 48 hours while the patient carries out his or her daily activities away from the physicians’ office or hospital.  The pre-production version satisfies all performance, safety, environmental and regulatory standards.  In October 2005 we entered into a contract manufacturing agreement with a private-label manufacturer to manufacture Model 100 Modules and to package our Model 100 Monitor System, and have placed our first order to purchase 100 Model 100 Modules under this agreement.  We anticipate that these devices will be manufactured and commercially available for sale in the first week of December 2005.

Development Stage Company; Prior Going Concern Issue

We are a development stage company under the provisions of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises”, and have negative cash flows from operations and no current established source of revenue.  While we have recently introduced our Model 100 Monitor System to the market, we will not start selling the device until December 2005.  The foregoing matters had raised substantial doubt about the ability of our company to continue as a going concern.  See note 2 to our financial statements included with our annual report on form 10-KSB for our fiscal year ended December 31, 2004.  However, as a consequence of financings we completed in late March and early April 2005 for an aggregate of $8,000,000, management now believes that we have sufficient cash to continue our business for at least the next twelve months, and the uncertainty as to our ability to continue as a going concern has been eliminated. See “Liquidity And Capital Resources” below.

Results of Operations

We incurred a net loss before preferred dividends of $2,204,558 and $7,304,372 for our three-month and nine-month interim periods ended September 30, 2005, respectively, as compared to $1,357,388 and $4,786,506 for the corresponding interim periods in fiscal 2004.  The $847,170 or 62% increase in our net loss before preferred dividends for our three-month interim period ended September 30, 2005 was attributable to a $481,841 increase in net other expense and a $448,080 increase in general and administrative expense, offset by a $82,751 decrease in research and development expenditures,.  The $2,517,866 or 53% increase in our net loss before preferred dividends for our nine-month interim period ended September 30, 2005 was attributable to a $317,074 increase in research and development expenditures, a $1,203,103 increase in net other expense, and a $997,689 increase in general and administrative expense.

Research and development expenditures for our three-month interim period ended September 30, 2005 were $365,327, representing an $82,751 or 18% decrease from our research and development expenditures of $448,078 for the corresponding interim periods in fiscal 2004.  Research and development expenditures for our nine-month interim period ended September 30, 2005 were $1,197,597, representing a $317,074 or 36% increase over our research and development expenditures of $880,523 for the corresponding interim periods in fiscal 2004.  The increase in research and development expenditures reflected the continued ramp-up in our research and development activities, including the addition of engineering personnel.  The primary components of the decrease for the three month period  was a decrease in expenditures for outside development costs to complete our Model 100 Module prototype of $160,725, partially offset by increases in compensation related to research and development activities of $65,094 and testing costs of $26,900. The primary components of the increase for the nine month period  was an additional $76,810 in outside development costs to complete our Model 100 Module prototype and to continue development of our Model 200 Module prototype and an increase of $260,906 in compensation relating to research and development activities.

General and administrative expenses for our for our three-month interim period ended September 30, 2005 were $1,382,600, representing a $448,080 or 48% increase over our general and administrative expenditures of $934,520 for the corresponding interim period in fiscal 2004.  General and administrative expenses for our for our nine-month interim period ended September 30, 2005 were $4,955,336, representing a $997,689 or 25% increase over our general and administrative expenditures of $3,957,647 for the corresponding interim period in fiscal 2004.  The increase in general and administrative expenses for our three-month interim period ended September 30, 2005 were primarily attributable to the following increases: compensation, $358,398; consulting, $270,461; marketing and other services, $68,038; and travel, $107,987. These increases were partially offset by a decrease in legal expense of $420,617.  The increase in general and administrative expenses for our for our nine-month interim period ended September 30, 2005 were primarily attributable to the following increases: compensation, $620,752; consulting (including a non-cash item of $912,986), $1,468,651; marketing and other services, $173,578; registration fees, $79,740; professional and accounting, $159,911; and travel, $186,395. These increases were partially offset by decreases in legal expense of $965,658; investment banking fees, $100,480; and legal settlement expense of $688,209.

We incurred net other expense in the amount of $456,631 and $1,151,439 for our three-month and nine-month interim periods ended September 30, 2005, respectively, as compared to interest income of $25,210 and $51,664 for the corresponding interim periods in fiscal 2004.  Other net expense for our three-month interim period ended September 30, 2005 was principally composed of amortization of debt discount and interest and financing costs of $488,130 partially offset by interest income of $31,499.  Other net expense for our nine-month interim period ended September 30, 2005 was principally composed of amortization of debt discount and interest and financing costs of $1,292,463, debt default penalty of $226,294 and change in fair value of warrant liability of $(318,000), all partially offset by interest income of $49,318.

We also incurred preferred dividend expense of $11,134 and $43,620 for our three-month and nine-month interim periods ended September 30, 2005, respectively, as compared to $68,258 and $246,962 for the corresponding interim periods in fiscal 2004.  The decrease in preferred dividend expense was principally attributable to a decrease in preferred shares outstanding, resulting from conversions of preferred shares into common shares.

Our net loss attributable to common stockholders increased to $2,215,692 and $7,347,992 for our three-month and nine-month interim periods ended September 30, 2005, respectively, as compared to $1,425,646 and $5,033,468 for the corresponding interim periods in fiscal 2004.  The $790,046 increase in net loss attributable to common stockholders for our three-month interim period ended September 30, 2005 was principally due to the $847,170 increase in our net loss before preferred dividends, offset by the aforesaid $57,124 decrease in preferred dividend expense.  The $2,314,524 increase in net loss attributable to common stockholders for our nine-month interim period ended September 30, 2005 was principally due to the $2,517,866 increase in our net loss before preferred dividends, offset by the aforesaid $203,342 decrease in preferred dividend expense.

Plan of Operation

Our plan of operation for the twelve month period following the date of this quarterly report is to:

•

Complete the establishment of a production-line for our Model 100 Monitor, currently underway with our private-label contract manufacturer, in order to commence sales of our Model 100 Monitor System by our early December, 2005 target date.

•

Continue marketing efforts with respect to our Model 100 Monitor System.

•

Continue recently-launched feasibility studies relating to the application of our amplification technology to design and market a non-prescription over-the-counter cardiac monitoring product, and then to proceed to design a production model if justified by the feasibility study.  This cardiac monitor would be a simpler one- to three-lead heart monitoring device which is generally used when patients demonstrate less-frequent or less-serious symptoms, and which can be used as a non-prescription early-detection device by patients who desire to independently monitor their condition.  We anticipate that this product would be sold to consumers through retail outlets such as drug stores, retail pharmacies, and major retail discount chains.

•

Continue recently-launched feasibility studies relating to the application of our proprietary physiological signal acquisition and amplification technology to read intracardiac signals procured from intracardiac catheter products currently on the market, and then to proceed to design a production model if justified by the feasibility study.  An intracardiac catheter is a flexible tube that is inserted through a vein in the leg and fed into the heart to withdraw samples of blood, measure pressures within the heart’s chambers or vessels, or inject contrast media.  When used for diagnostic purposes, the catheter is equipped with electrodes connected to electrocardiographic monitor that allows physicians to evaluate cardiac function, including arrhythmia, or irregular heartbeat.  Readings from intracardiac catheters are beneficial in that they measure signals directly from the heart, as opposed to signals read from the surface of the body as is typical in the ordinary application of heart monitors.  Under this project, we would not develop an intracardiac catheter, rather, we would adapt our Model 100 Module to read signals from intracardiac catheter products currently on the market.

We are also continuing the evaluation process relating to the establishment or acquisition of a patient monitoring center.  Management has recently determined to proceed in establishing or acquiring a patient monitoring center to be used with our heart monitoring products, and is presently evaluating the alternatives, costs and timing to do so in context with the company’s resources.  This may or may not be within the next twelve months, as we will continue to focus our primary resources and management time in addressing other critical projects, including commencement of marketing our Model 100 Monitor System and the investigation of over-the-counter monitoring products and intracardiac monitoring applications.

In conjunction with making a decision as to how we proceed in connection with the establishment or acquisition of a patient monitoring center, we will evaluate how we adapt our Model 100 Monitor System to operate with that monitoring center.  Our previously-planned Model 200 Monitor System contained several functions and features that would be used with a patient monitoring center.  We have presently placed that project on hold as we pursued the more critical projects referenced above.  Additionally, cardiologists have indicated a desire to purchase Model 100 Modules for diagnostic purposes in clinical settings notwithstanding the lack of certified compliance with ANSI/AAMI EC-11 and EC-13 standards, so there is less urgency in completing this project.  We will revisit the Model 200 Monitor System, or another variant of our Model 100 Monitor System containing some or additional features or applications as the planned Model 200 Monitor System, in the future in conjunction with our patient monitoring system project.  Again, this may or may not be within the next twelve months.  In the meantime, we have placed our research and development services agreement with Battelle Memorial Institute to design, fabricate and test a pre-production model of the Model 200 Module on hold, and will revisit that project at the appropriate time.  We have similarly placed our projects relating to the development of a patient electrode vest and enhanced electrodes product ancillaries on hold and will revisit them at some future date.

We currently have budgeted $5,187,000 in cash expenditures for the twelve month period following the date of this quarterly report, including (1) $2,803,000 to cover our projected general and administrative expense during this period; (2) $50,000 to complete the establishment of a production-line for our Model 100 Monitor; (3) $688,000 to cover our projected sales and marketing expenses for our Model 100 Marketing System; and $1,640,000 for research and development activities.

The $688,000 in sales and marketing expenses described above will be targeted, along with other initiatives, toward:

•

identifying and implementing a distribution network for our Model 100 Monitor System;

•

hiring additional sales and marketing personnel;

•

continuing evaluation studies of our Model 100 Module at various hospitals, clinics and research institutions for the purpose of further evaluating our Model 100 Monitor System in patient settings in order to better identify and optimize the performance, usability and aesthetic aspects of the system for marketing purposes (we are presently conducting our initial studies at the Duke Clinical Research, and are presently negotiating our second study at the Cleveland Clinic);

•

exhibiting our Model 100 Module at various trade shows (including shows for the North American Society for Pacing and Electrophysiology, American College of Cardiology and American Heart Association);

•

providing sample Model 100 Modules to key cardiologists, hospitals and monitoring centers;

•

commencing an advertising program in cardiology journals; and

•

coordinating the writing of a number of technical papers relating to the effectiveness of our Model 100 Module Monitor system, to be presented at technical conferences and/or published in peer-reviewed scientific and medical journals.

The $1,640,000 in research and development expenditures will include funds to complete the event recorder feasibility study in the first quarter of fiscal 2006, and complete the intracardiac monitor feasibility study in the second quarter of fiscal 2006.  We do not currently have estimates as to the cost or timing to design production models for the event recorder or intracardiac monitor products or to bring these products to market should we decide to proceed with these projects following the feasibility studies.

We anticipate that we will add additional staff, either as employees or consultants, principally in sales, marketing and distribution areas, during the twelve month period following the date of this quarterly report as sales activities increase.  We also anticipate that we will also add additional accounting personnel, including a permanent chief financial officer, over this twelve-month period.  We do not currently have an estimate as to the number or range of employees or consultants that would be added.

Our anticipated costs and projected completion dates described above are estimates based upon our current business plan, known resources and market dynamics. Our actual costs or actual project completion dates could vary materially from those projected.  Our management team is continually re-evaluating our core business plan as it relates to our monitoring products and identifying new applications and markets for our technology.  We may at any time decide to terminate our ongoing development plans with respect to products and services if they are deemed to be impracticable or not to be commercially viable.  Further changes to our current business plan could also result, such as the acquisition of new products or services or the decision to manufacture our own products, resulting in a change in our anticipated strategic direction, investments, and expenditures. See that section of this quarterly report captioned “Advisements”.

Liquidity and Capital Resources

Historical Sources of Capital Resources

For the period January 1, 2003 through September 30, 2005, we principally financed our operations through a combination of (1) gross proceeds from contributed capital, the sale of our common shares, series ’A’ preferred shares and common share purchase warrants for cash, and the exercise of stock purchase warrants for cash ($14,330,545); (2) the issuance of common shares or common share purchase warrants in payment of the provision of services ($7,377,986); and (3) gross proceeds from the sale of a debenture and common share purchase warrants ($2,000,000).  Included in the foregoing are the following significant transactions:

•

From October through December 2003, we raised $5,378,650 in gross proceeds from a private placement to 100 investors effected through Maxim Group, LLC, a registered broker-dealer, as placement agent, pursuant to which we sold 1,792,975 series ’A’ convertible preferred shares, with each share convertible into one common share; and 896,488 class ’C’ warrants, each warrant entitling the holder to purchase one common share for $3.75 (later voluntarily reduced by the company to $3).

•

On December 29, 2004, we sold an 8% convertible debenture in the amount of $2,000,000 to DKR SoundShore Oasis Holding Fund Ltd.  Subject to our right to convert the debenture into common shares as discussed below, we were obligated to pay $400,000 in principal on the debenture in cash on May 16, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and August 31, 2005, respectively.  We were also obligated to pay 8% in interest on the outstanding principal on the debenture in cash on May 10, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and August 31, 2005, respectively.  On January 26, 2005, we filed a registration statement to register common shares issuable upon the conversion of the debenture as discussed below, and it was declared effective by the SEC on February 14, 2005.  Accordingly, under the terms of the debenture we were also entitled to pay the principal and interest on the debenture in common shares in lieu of cash so long as we were not otherwise in default under the debenture, and satisfied certain other conditions including notice requirements.

For so long as the debenture was unpaid, the debenture holder was entitled to convert the debenture into a number of common shares equal to the outstanding principal on the debenture divided by $5.25, such amount representing 105% of the closing price for our common shares on the trading day prior to the sale of the debenture.  Principal under the debenture was convertible into shares at the rate of 85% of the average of the three lowest closing prices for those shares during the ten day period prior to the repayment date, while interest under the debenture was convertible into shares at the rate at 90% of the closing price immediately prior to the payment or delivery date.  Pursuant to our right to convert all outstanding principal and interest under the debenture into common shares, we have since made all payments of interest and principal accrued through August 31, 2005 in common shares, with the exception of interest and principal payments due on June 1, 2005, which we paid in cash.  As a consequence, the debenture has been paid in full.

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

Liquidity

We have approximately $5,990,000 of cash on hand as of September 30, 2005 to fund our operations going forward. As discussed above, our plan of operation for the twelve month period following the date of this quarterly report is to commence our marketing activities with respect to our Model 100 Module, and to continue product development activities with respect to our Model 200 Module, and we have budgeted $5,187,000 in cash costs for this twelve month period.  We believe that our cash on hand will be sufficient to cover these anticipated expenditures.  We are also taking steps to preserve our cash, including making payments to selected service providers in common shares in lieu of cash.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  For a description of those estimates, see note 2, Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the year ended December 31, 2004 contained in our annual report on form 10-KSB for that year, as it may be amended.  On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and estimates of costs to complete contracts.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”.  The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets.  The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis.  By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions.  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance.  The provisions of SFAS 153 shall be applied prospectively.  Signalife has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”.  SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.   SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.   SFAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.  However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.  Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) is applicable for Signalife effective the first interim period that starts after December 15, 2005. Signalife has evaluated the impact of the adoption of SFAS 123(R), and believes that the impact will be significant to the company’s overall results of operations and financial position (a pro forma effect, as estimated by management, is disclosed in Note 2 of our accompanying financial statements).

In December 2004 the FASB issued two Staff Positions—FSP FAS 109-1, Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,

and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) “Consolidation of Variable Interest Entities”. FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The Company does not currently have any variable interest entities that will be impacted by adoption of FIN 46(R).

In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28”.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Signalife in the first quarter of 2006.  Signalife is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

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

We have incurred cumulative net losses after preferred dividends available to common shareholders in the amount of $22,172,861 from our inception through September 30, 2005.  We have no commercial product sales or revenues to date, and do not anticipate that we will commence commercial sales of our heart monitoring products until December 2005.  Once we commence marketing our heart monitoring products, we project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs for an indefinite period of time.  We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive when our products are initially introduced to markets, due to the significant costs associated with the development and marketing of our products and services.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

As noted in the prior risk factor, we do not anticipate that we will commence commercial sales of our heart monitoring products until December 2005, and further anticipate that after such introduction we will continue to be cash flow negative due to our costs exceeding our revenues for an indefinite period of time.  We believe that our currently available working capital will be sufficient to continue our business for at least the next twelve months.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

The manufacture, sale, promotion and marketing of our heart monitoring products and other products we intend to develop are subject to regulation by the Food and Drug Administration (“FDA”) and similar government regulatory bodies in other countries.  As we develop or obtain new products we will be required to determine what regulatory requirements, if any, we must comply with in order to market and sell our products in the United States and worldwide.  The process of obtaining regulatory approval could take years and be very costly, if approval can be obtained at all.  If we fail to comply with these requirements, we could be subjected to enforcement actions such as an injunction to stop us from marketing the product at issue or a possible seizure of our assets.  We intend to work diligently to assure compliance with all applicable regulations that impact our business.  We can give you no assurance, however, that we will be able to obtain regulatory approval for all of our products.  We also cannot assure you that additional regulations will not be enacted in the future that would be costly or difficult to satisfy.

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

We currently have no internal manufacturing capability, and will rely extensively on FDA-approved licensees, strategic partners or third party contract manufacturers or suppliers.  We have recently entered into a contract manufacturing agreement with a private-label manufacturer to manufacture our Model 100 Monitors and package our Model 100 Monitor System.  We cannot give you any assurance that this contract manufacturer or any other contract manufacturer or supplier we procure will be able to supply our product in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.  Further, should we be forced to manufacture our products, we cannot give you any assurance that we will be able to develop an internal manufacturing capability or procure third party suppliers.

We are dependent for our success on a few key executive officers.  Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital.

Our success depends to a critical extent on the continued efforts of services of our executive management team comprised of Ms. Pamela Bunes, our Chief Executive Officer and President, Mr. Rodney Hildebrandt, our Chief Operating Officer, and Dr. Budimir S. Drakulic, our Vice President and Chief Technology Officer.  Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital.  Ms. Bunes and Mr. Hildebrandt are currently employed pursuant to five-year employment agreements, while Dr. Drakulic is employed as a consultant under a loan-out agreement through October 15, 2012.  None of these agreements will preclude any of these key officers from leaving the company.  We currently maintain key man life insurance policies in the amount $3 million with respect to Dr. Drakulic which will assist us in recouping some of our costs in the event of the death of that officer.

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

The ability of our majority shareholder, ARC Finance Group, LLC, to sell common shares under Rule 144 is unclear under current SEC interpretations relating to eligibility for use of that safe harbor.  As a consequence, in July 2005 we registered 3,500,000 common shares held by ARC Finance Group for resale to provide it with a mechanism to sell such shares on the public market in the future should it decide to do so, without waiving the right of ARC Finance Group to sell common shares under Rule 144.  We understand that ARC Finance Group has continuously sold and plans to continue to sell shares under this registration statement, and believe that a large number of these shares remain available for sale.  We have also previously registered large amounts of common shares for selling shareholders, including a large amount of common shares issuable to selling shareholders upon their exercise of common share purchase warrants.  We are also under an obligation to register shares issuable in connection with recent private placements of our common shares and common share purchase warrants.  Some of our executive officers and directors also hold large amounts of common shares that they may sell under Rule 144 subject to control stock volume limitations.  We intend to register these shares under a resale prospectus contained in a registration statement on form S-8, which would increase the overall number of such shares that those officers and directors may sell on the public markets subject to volume restrictions imposed under form S-8.  Some of our executive officers and directors also hold common stock purchase options entitling them to acquire large amounts of common shares.  We also intend to register these shares under a resale prospectus contained in a registration statement on form S-8, which would provide those officers and directors with a mechanism to immediately sell such shares on the public markets subject to volume restrictions imposed under form S-8.

A large number of common shares are issuable upon conversion of our series ’A’ preferred shares or the exercise of outstanding common share purchase options or warrants.  The conversion or exercise of these securities could result in the substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares.  The sale of a large amount of common shares received upon the conversion or exercise of these securities on the public market to finance the exercise price or to pay associated income taxes, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

There are currently outstanding as of November 3, 2005, 188,842 series ’A’ preferred shares each convertible into one common share at the conversion rate of $3 per share, and common share purchase options and warrants entitling the holders to purchase 9,901,561 common shares at a weighted average exercise price of $2.42 per share, including a number granted to directors, officers, employees and consultants that are subject to vesting conditions.  In the event of the conversion or exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares.  In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their conversion or exercise of these securities.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 common and 10,000,000 “blank check” preferred shares.  After taking into consideration our outstanding common and preferred shares as of November 3, 2005, we will be entitled to issue up to 61,518,427 additional common shares and 9,811,158 additional preferred shares.  Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

Observations

In connection with the audit of Signalife’s financial statements for the year ended December 31, 2004, our independent auditors made several observations relating to our disclosure controls and procedures or internal controls.  First, our independent auditors observed that Signalife did not have adequate segregation of duties due to the size of the company, and that management had the ability to override any existing controls.  Management acknowledged the existence of this problem, and is developing procedures to address them to the extent possible given the acknowledged limitations.  Secondly, our independent auditors observed that Signalife did not have a comprehensive accounting procedures manual including information as to customized internal control structure, documentation and transaction flow.  Our management acknowledged the existence of this problem, and is developing procedures to address them to the extent possible given limitations in financial and manpower resources. Additionally, our independent auditors observed that none of the members of our audit committee demonstrated an in-depth understanding of generally accepted accounting principles.  On July 28, 2005, Signalife appointed Ms. Norma Provencio to serve on our board of directors and the audit committee of the board.  Ms. Provencio is a certified public accountant with over 26 years of accounting experience, including significant audit and public company experience that qualify her as being financially sophisticated for AMEX audit committee purposes.  Management believes that the appointment of Ms. Provencio will address the latter concern raised by our auditors.

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

CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales Of Unregistered Equity Securities Not Previously Reported on Form 8-K

Rule 506

Since June 30, 2005, we sold or issued the following securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act.  The offer and sale of the securities in each offering was exempt from the registration requirements of the Securities Act under Rule 506 insofar as:  (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) pursuant to Rule 506(b)(2)(i), there were no more than 35 non-accredited investors in the offering; (3) pursuant to Rule 506(b)(2)(ii), each purchaser in the offering who was not accredited either alone or with his purchaser representative had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risk of the investment, or the company reasonably believed immediately prior to making the sale that such investor came with this description; (4) no offers or sales under the offering was effected through any general solicitation or general advertising within the meaning of Rule 502(c); and (5) the transfer of the securities in the offering were restricted by the company in accordance with Rule 502(d).  Except as stated below, no underwriting discounts or commissions were payable with respect to any of the offerings.

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

•

On August 23, 2005, we issued to Ms. Rowland Perkins, as compensation for joining our board of directors, options to purchase 50,000 common shares at $3.45 per share.  The options vest quarterly over a period of one year, and lapse if unexercised on August 23, 2010.  We valued the grant at $89,693 for pro-forma financial statement purposes using the Black-Scholes model.

Rule 505

Since June 30, 2005, we sold or issued the following securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 505 of Regulation D promulgated under Section 3(b) of the Securities Act.  The offer and sale of the securities in each offering was exempt from the registration requirements of the Securities Act under Rule 505 insofar as:  (1) except as stated below, none of the investors in the offering are to the company’s knowledge accredited within the meaning of Rule 501(a); (2) pursuant to Rule 505(b)(2)(i), the aggregate offering price for the offering did not exceed $5,000,000, less the offering price of all securities sold within the twelve months preceding the start of and during the offering of securities under Rule 505 or in reliance upon any exemption under Section 3(b) of the Securities Act of 1933 or in violation of Section 5 of the Securities Act of 1933; (3) pursuant to Rule 505(b)(2)(ii), there were no more than 35 non-accredited investors in the offering; (4) no offers or sales under the offering was effected through any general solicitation or general advertising within the meaning of Rule 502(c); and (5) the transfer of the securities in the offering were restricted by the company in accordance with Rule 502(d).  Except as stated below, no underwriting discounts or commissions were payable with respect to any of the offerings.

•

On July 18, 2005, we issued to an employee options to purchase a total of 25,000 common shares at $3.48 per share.  The options vest over a period of eight quarters, and lapse if unexercised on July 18, 2010.

•

On August 15, 2005, we issued to an employee options to purchase a total of 100,000 common shares at $3.30 per share.  The options vest over a period of sixteen quarters, and lapse if unexercised on August 15, 2010.

Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities

Not Applicable

Use Of Proceeds Of Registered Offerings

Not Applicable.

Repurchases Of Equity Securities

During the three-month interim period ended September 30, 2005, we did not repurchase any equity securities.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

OTHER INFORMATION

Matters Not Previously Reported On Form 8-K

None.

Voluntary Reports

Not Applicable.

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

Dated at Greenville, South Carolina, this 11th day of November, 2005.

SIGNALIFE, INC.
By:	/s/ Pamela M. Bunes
Pamela M. Bunes Chief Executive Officer and President (principal executive officer)
By:	/s/ Robert C. Scherne
Robert C. Scherne Interim Chief Financial Officer (principal accounting and financial officer)