Form 10KSB
period 2005-12-31
SIGNALIFE, INC.
filed 2006-04-03
CIK 810365

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10–KSB

_________________

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________
Commission file number: ___________

SIGNALIFE, Inc.

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0441351 (I.R.S. Employer Identification No.)

531 South Main Street, Suite 103
Greenville, South Carolina 29601
(864) 233-2300

 (Address of principal executive offices) (Zip code)
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, Par Value $0.001 (Title of each class)	American Stock Exchange (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(g) of the Exchange Act:   ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:   Yes    ☒   No   ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   ☐

The issuer’s revenues for its most recent fiscal year (fiscal 2005) were $0.

The aggregate market value of the issuer’s voting and non-voting common equity held by the issuer’s non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days, was $23,637,620 as of March 8, 2006.

The number of shares outstanding of each of the issuer’s classes of stock as of as of March 24, 2006, the latest practicable date, was 38,606,172 shares of common stock (voting common equity) and 163,897 shares of series ‘A’ convertible preferred stock (voting preferred equity).

Documents Incorporated By Reference

The issuer has not incorporated by reference into this annual report: (1) any annual report to the issuer’s securities holders, (2) any proxy or information statement, or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act.

Table Of Contents

BUSINESS

1

Overview

1

Recent Corporate History

1

Description Of Heart Monitor Systems And ECGs

2

Description of Current Products

4

Description of Products in Development Stage

5

Competitive Advantages And Marketing Strategy

7

Description of Signal Technologies; Pending Evaluative Studies

8

Market and Competition

8

Marketing And Distribution Strategy

9

Manufacturing Capacity

9

Research And Development

9

Regulatory Overview

10

Patents And Licenses

12

Costs And Effects Of Compliance With Environmental Laws

13

Subsidiaries

13

Employees

13

PROPERTIES

13

FINANCIAL STATEMENTS AND SUMMARY FINANCIAL DATA

14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

14

General

14

Overview

15

Development Stage Company

15

Results of Operations

15

Capital Resources

17

Critical Accounting Policies

19

Recent Accounting Pronouncements

19

MANAGEMENT

21

Identity

21

Business Experience

21

Board Of Directors

24

Board Committees

24

Board Compensation

24

Medical Advisory Board

25

Senior Medical Advisors

26

Medical Advisor Compensation

26

Other Significant Employees And Consultants

26

Employment And Consulting Agreements With Executive Management

27

Summary Compensation Table

30

Stock Options And Stock Appreciation Rights Grant Table

31

Stock Options And Stock Appreciation Rights Exercise And Valuation Table

31

Compliance With Section 16

32

Code of Ethics

32

PRINCIPAL SHAREHOLDERS

32

TRANSACTIONS AND BUSINESS RELATIONSHIPS WITH MANAGEMENT AND PRINCIPAL SHAREHOLDERS

35

Transactions With Executive Officers, Directors And Shareholders

35

Parent Corporation

35

EQUITY COMPENSATION PLANS

35

Summary Equity Compensation Plan Data

35

Description of Equity Compensation Plans Approved By Shareholders

36

Description of Equity Compensation Plans Not Approved By Shareholders

37

UNCERTAINTIES AND RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

37

Risks Relating To Our Business

37

-ii-

Risks Relating To An Investment In Our Securities

41

LEGAL PROCEEDINGS

44

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

44

MARKET PRICE OF AND DIVIDENDS ON OUR COMMON SHARES AND RELATED STOCKHOLDER MATTERS

44

Description Of Market

44

Dividend Policy And Restrictions On Payment Of Dividends

45

Repurchases Of Equity Securities

45

Recent Sales Of Unregistered Securities

45

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

46

Termination of Prior Accountant

46

Appointment of New Accountant

47

PRINCIPAL ACCOUNTANT FEES AND SERVICES

47

CONTROLS AND PROCEDURES

48

Evaluation Of Disclosure Controls And Procedures

48

Changes in Internal Control over Financial Reporting

48

OTHER INFORMATION

48

EXHIBITS

48

SIGNALIFE, INC.  FINANCIAL STATEMENTS  YEARS ENDED DECEMBER 31, 2005 AND 2004

53

Report Of Independent Registered Public Accounting Firm

1

Report of Independent Registered Public Accounting Firm

2

Balance Sheet

3

Statements Of Operations

4

Statements Of Stockholders’ Equity

5

Statements Of Cash Flows

12

Notes To Financial Statements

14

SIGNATURES OF EXECUTIVE OFFICERS AND DIRECTORS

54

-iii-

ADVISEMENTS

The information set forth in the section of this annual report captioned “Business” is current as of March 30, 2006, unless an earlier or later date is indicated in that section.  The information set forth in the sections of this annual report other than “Business” is current as of December 31, 2005, unless an earlier or later date is indicated in those sections.

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

In this annual report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results.  These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances.  You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions.  When reading any forward looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:  (1) whether or not a market for our various heart monitoring devices and services develops and physicians, patients, insurance companies and government and other third-party reimbursement agents accept those products and services and, if a market develops, the pace at which it develops; (2) our ability to successfully sell our various heart monitoring devices and services if a market develops; (3) our ability to attract the qualified personnel to implement our growth strategies; (4) our ability to develop sales, marketing and distribution capabilities for our biomedical devices and services, either internally or through outside contractors or partners; (5) the success of our research and development activities in developing additional heart monitoring devices and other biomedical devices using our proprietary technologies, and our ability to obtain federal or state regulatory approvals governing those biomedical products and services; (6) the accuracy of our estimates and projections; (7) our ability to fund our short-term and long-term financing needs; (8) changes in our business plan and corporate strategies; and (9) other risks and uncertainties discussed in greater detail in the sections of this annual report, including those captioned “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and “Uncertainties And Risk Factors That May Affect Our Future Results And Financial Condition”.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this annual report as well as other public reports we file with the United States Securities and Exchange Commission (the “SEC”), including any amendments to this annual report.  You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.  We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

-iv-

BUSINESS

Overview

Signalife, Inc. (“Signalife”, “we,” “us,” “our” and similar terms) is a development stage medical device company focused on researching, developing and marketing medical devices which monitor and measure physiological signals in order to detect diseases that impact an individual’s health.  Physiological signals are small bioelectrical signals generated by the body. Our initial product is a patient module used as part of a heart monitor system to acquire, amplify and process physiological signals associated with a patient’s cardiovascular system.  Heart monitor systems are used, among other things, by heart specialists known as cardiologists to collect physiological data for electrocardiogram or “ECG” tests for the purpose of detecting and identifying cardiovascular disease.  Our patient module operates using a proprietary and patented “amplification” technology which provides the capability to enlarge and process the physiological signals to discriminate them from ambient or background electromagnetic noise and to facilitate the examination of the signal data for diagnostic purposes.

Our corporate offices are located at 531 South Main Street, Suite 301,Greenville, South Carolina 29601.  Our telephone number is (864) 233-2300.

As of March 24, 2006, we had issued and outstanding 38,606,172 shares of common stock, 163,897 shares of series ‘A’ convertible preferred stock, and stock purchase options and warrants entitling the holders to purchase up to 10,355,686 and 179,292 shares of common stock and series ‘A’ convertible preferred stock, respectively.  We sometime refer to these securities in these financial statements as “common shares” and “series ‘A’ preferred shares”, respectively.

Our common shares are currently quoted on the American Stock Exchange or “AMEX” under the symbol “SGN.”

Recent Corporate History

Signalife was originally incorporated in Delaware on January 19, 1987 under the name Mt. Olympus Enterprises Inc. Since our formation, we changed our name to Recom Managed Systems, Inc. on November 6, 1998, and then to Signalife, Inc. on November 2, 2005.

Prior to September 19, 2002, we were an inactive corporate shell.  On September 19, 2002, we acquired certain know how, trade secrets and other proprietary intellectual property rights relating to the development of a physiological signal amplification equipment and technology, referred to in this annual report as the “Signal Technologies”, from ARC Finance Group, LLC (“ARC Finance Group”), our parent corporation, in exchange for 23,400,000 common shares (7,800,000 shares pre-split).  The shares represented approximately 85% of our issued and outstanding common shares.  We valued the Signal Technologies at $78,023 for financial accounting purposes, reflecting ARC Finance Group’s cost to acquire the Signal Technologies from Dr. Budimir S. Drakulic as discussed below.  The terms of the acquisition were determined by the parties on an arms-length negotiated basis. No independent valuation was sought from a business/technology appraiser or other third party due to financial constraints.  There was no relationship between Signalife, including our officers, directors and shareholders, and ARC Finance Group, including its officers, directors and shareholders, prior to our acquisition of the Signal Technologies from ARC Finance Group.  No finder’s fees or other forms of consideration were paid by Signalife or ARC Finance Group or our respective officers, directors or shareholders in connection with our acquisition of the Signal Technologies.

The principal component of the Signal Technologies is a patented “amplification” technology which was originally invented by our Vice President and Chief Technology Officer, Dr. Budimir S. Drakulic.  The underlying patent covers methods of discriminating different biomedical signals from ambient electromagnetic noise.  Also included in the Signal Technologies was an assignment of a license agreement dated December 9, 1993 between Dr. Drakulic and Teledyne Electronic Technologies (“Teledyne”) pursuant to which Dr. Drakulic granted a limited license to that company to manufacture EEG monitor products based upon an early version of the amplification technology.  This early version amplifier is also currently used by the National Institute of Health as well as companies such as Titan Systems and Teledyne, Inc. for purposes of monitoring different physiological signals.  This license agreement specified that Dr. Drakulic retained ownership of the original patent and underlying technology and the right to use technology to develop new products as long as they would not infringe on Teledyne’s licensed products. Dr. Drakulic has since received a letter from Teledyne acknowledging that the use of the technology for our proposed heart monitor systems does not infringe on Teledyne’s licensed products.  Concurrent with our acquisition of the Signal Technologies, we obtained Dr. Drakulic’s services as our Vice President and Chief Technology Officer to lead our product development efforts.

ARC Finance Group is a Delaware limited liability company formed in May 2002 which is owned and controlled by Ms. Tracy Hampton.  In or about May 2002, ARC Finance Group entered into an understanding with Dr. Drakulic pursuant to which it would fund informal proof-of-concept activities and product development costs to be incurred by Dr. Drakulic in order to establish to the satisfaction of ARC Finance Group the potential of the “Signal Technologies” for ECG applications, and would also pay other expenses of Dr. Drakulic, in exchange for the rights to acquire and market the Signal Technologies.  Pursuant to that understanding, ARC Finance Group funded these activities and costs in the amount of $78,023 during the summer of 2002, and acquired the Signal Technologies from Dr. Drakulic when it became satisfied that the Signal Technologies could be applied for ECG applications.  Following its acquisition of the Signal Technologies, ARC Finance Group sought a third-party company to license or acquire the Signal Technologies for its commercial development, leading to our acquisition of the Signal Technologies from ARC Finance Group.  Since that acquisition, ARC Finance Group has remained a holding company for a passive investment in our company.  ARC Finance Group’s only investment and business activity to date relates to Signalife, ARC Finance Group has no investments other than Signalife, sources of revenue or liabilities, and there is no past or current relationship between ARC Finance Group and Titan Systems or Teledyne Inc.

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

There are three settings under which ECGs are normally taken:  (1) the clinical or “resting” setting where the patient is immobile; (2) the ambulatory setting where the patient is mobile; and (3) the exercise setting where the patient is subjected to physical stress in a controlled environment.  These three types of ECG tests are more fully described as follows:

•

ECGs administered in the “clinical” or “resting” setting are generally taken (1) on an annual basis for older patients as part of their annual physical examination; (2) under emergency or exigent circumstances when an individual complains of symptoms typically associated with heart disease such as chest pains, shortness of breath or heart palpitations; or (3) as part of surgeries and medical procedures, such as heart surgery.  Most clinical ECGs are obtained in the resting setting.  In a resting setting, the principal technical issue in interpreting ECG waveforms arise from the existence of ambient or background “noise” emanating from other electromagnetic sources, including (1) signals generated by the other organs, muscles and systems of the body, whether from movement or the performance by those organs of their bodily functions, and (2) signals generated by sources external to the body, such as electronic equipment, lights or engines.  This ambient noise is commonly referred to as an “artifact”.  As previously discussed, cardiologists can identify irregularities in the heart’s rate and rhythm, known as arrhythmia, by examining changes in the 0.67 to 40 Hz frequency range. Because of the relatively large amplitudes of these waveforms in this range, cardiologists can, as a practical matter, easily identify arrhythmia notwithstanding the existence of electromagnetic ambient noise from other sources. However, it is very difficult for cardiologists to distinguish physiological signals from ambient noise in the broader frequency ranges used to identify different types of heart disease, including cardiac ischemia, hypertrophy and the existence of past or presently occurring heart attacks.  The reason for this difficulty is that the physiological signals associated with these other heart diseases are of a much lower amplitude or strength in the lower 0.05 to 0.67 Hz and upper 40 to 150 Hz portions of the frequency range, meaning that they do not stand-out from the ambient noise in these portions and therefore cannot be easily discriminated from that ambient noise.  In order to minimize ambient noise in the clinical setting, ECGs are normally taken in the hospital or physician offices.  Cardiologists instruct the patient to lie in the supine position, being as still as possible while a reading is taken to reduce ambient noise caused by physical movement.  Another method to reduce ambient noise is to reduce the sensitivity of the monitoring equipment, although this alternative results in a loss of signal quality and the ability to read certain signal intricacies.

•

ECGs administered in the ambulatory setting are given in an attempt to identify so-called “transient” heart disease—that is, problems that come and go, and that are not apparent when a standard clinical or resting ECG is performed.  Examples of transient heart disease are cardiac ischemia and cardiac hypertrophy.  Additionally, the existence of past or presently occurring heart attacks can escape detection without longer-term monitoring in a physically active or stressful setting.  An ambulatory heart monitor system, commonly known as a “Holter” monitor, allows the patient’s heart to be continuously monitored over a period of hours or days, while the patient carries out his or her daily activities under typical conditions of stress away from the physicians’ office or hospital.  The principal technical limitation in deciphering ECG waveforms in an ambulatory setting is that in many cases, ambulatory heart monitor systems are unable to accurately identify many of the heart conditions they are intended to identify due to their inability to clearly distinguish and discriminate the physiological signals associated with these conditions from electromagnetic ambient noise in the lower and upper portions of the full 0.05 to 150 Hz frequency range.  Therefore, the industry standard for ambulatory recorders is 0.67 to 40 Hz.

•

ECGs administered in the exercise or “stress” setting are given while the patient exercises on a treadmill, step machine or exercise cycle to enable the cardiologist to monitor, among other things, the patient’s heart behavior under conditions of physical stress.  Exercise can exacerbate cardiovascular abnormalities that are not present at rest and it can be used to determine the adequacy of cardiac function.  Similar to an ambulatory ECG, this allows the cardiologist to identify different heart disease such as cardiac ischemia and cardiac hypertrophy as well as the existence of past or presently occurring heart attacks that may not be evident under a clinical resting or simple ambulatory ECG test conditions.  Indeed, many physicians administer a stress ECG before proceeding to an ambulatory ECG.  While external sources of ambient noise can be reduced in the clinical setting when exercise ECGs are conducted, high levels of physical activity inherent in exercise ECGs generate higher internal levels of ambient noise due to necessary patient movement.  To address this issue, exercise ECG devices are connected to computers which run sophisticated software to filter and process physiological signals and produce “average” waveforms for interpretation by the cardiologist.  However, the American Heart Association and American College of Cardiology each state that computer processing is not completely reliable because of software limitations in handling noise, the technical limitations of the software algorithms and therefore, cardiologists are advised to look at the raw data and not rely solely upon the results obtained by software processing of original data.

Description of Current Products

The core component of our heart monitoring systems is our battery-operated, digital 12-lead Model 100 Module, a compact device approximately 4 x 3.5 x 1.5 inches in size and 5.5 oz. in weight, that allows a patient’s heart to be continuously monitored over a period of 24 to 48 hours in a variety of settings—both non-ambulatory (stationary) and ambulatory (moving)—such as hospitals, surgeries, clinics, doctors’ offices, exercise and sports medicine clinics and laboratories.  The Model 100 Module contains both our proprietary patented “amplification” technology which acquires, processes and amplifies ECG signals, as well as Bluetooth technology which allows the acquired signals to be wirelessly transmitted to a personal computer for interpretation and storage by the physician.

The production version of our Model 100 Module was originally designed, engineered, fabricated and tested by Battelle Memorial Institute, Health and Life Sciences, pursuant to a research and development services agreement completed by Battelle Memorial Institute in December 2004.  Battelle Memorial Institute is a global science and technology enterprise that designs, develops and commercializes technology and manages laboratories for customers. The pre-production model of our Model 100 Module, which was completed by Battelle Memorial Institute in December 2004, was tested and determined to comply with all applicable performance, safety, environmental and regulatory standards, including the United States Food And Drug Administration (“FDA”)-recognized consensual ANSI/AAMI EC-38 industry standards for ambulatory ECG devices, Federal Communications Commission (“FCC”) requirements for Human Exposure to Radiofrequency (RF), the FDA-recognized consensual industry standards for electromagnetic compatibility for medical devices (EMC), the FDA-recognized IE 60601-1 international safety standard relating to medical electrical equipment, and the FDA's Quality System Regulations.  These testing results also satisfied our obligation under our abbreviated 510(k) submission to have supporting data in our files before marketing the Model 100 Module as part of the Model 100 Monitor System.  The Model 100 Module also complies with ANSI/AAMI EC-11 and EC-13 ECG standards to the extent they relate to non-diagnostic features and alarm functions for stationary (non-ambulatory) ECG devices.

Fidelity 100 Monitor System

We have recently commenced commercial marketing of our first heart monitoring “system” using our Model 100 Module—the Fidelity 100 Monitor System.  This system is an integrated system in which our Model 100 Module collects, processes and amplifies ECG signals from that patient through a set of twelve electrode lead sets provided with the system, and then wirelessly transmits that signal to a nearby personal computer provided with the system.  The signals are then displayed on a computer monitor and can be printed on a printer provided with the system for analysis by the cardiologist.

We principally intend to sell the Fidelity 100 Monitor System as an integrated system containing all of the components—the Model 100 Module, electrode lead sets, and a personal computer with monitor and printer, which could either be in a desk top or laptop configuration.  The Model 100 Module and our proprietary ECG printing software may also be sold separate from the other components to physicians who prefer to use their own personal computers systems. As a result of these variables, the Fidelity 100 Monitor System will be offered in many different configurations.

The Fidelity 100 Monitor System will be principally used for clinical (resting) and in-patient ambulatory applications.  For example, ECG data may be instantaneously acquired, processed, amplified and transmitted to the personal computer for analysis in stationary settings, such as while conducting ECG tests in resting or in-patient ambulatory settings or during surgeries.

Since the completion of our first production proto-types of the Model 100 Module in December 2004 as discussed above, we have conducted and as of the end of fiscal 2005 completed user preferences studies to identify performance, usability and aesthetic aspects of our module and to select the various ancillary equipment to be used as part of the system, while finishing development of our proprietary ECG signal printing software and arranging contract manufacturing sources.  Upon commencement of contract manufacturing activities in December 2005, we placed later-generation models to several cardiologists, hospitals, clinics and research institutions who expressed an interest in using and testing our system with the ultimate objective of purchasing the product.  We formally initiated marketing of the Fidelity 100 Monitor System by presenting the system at the annual meeting of the American

College of Cardiology held at Atlanta, Georgia, from March 12-14, 2006, and anticipate that our first orders will be received in the second quarter of fiscal 2006.

Holter Monitor

The Model 100 Module was originally created as an ambulatory Holter device (the “Signalife Holter Monitor”), pursuant to which ECG data relating to arrhythmia and other transient heart disease is acquired, processed, amplified and stored in a computer storage chip contained in the Model 100 Module over a period of 24 to 48 hours while the patient carries out his or her daily activities away from the physicians’ office or hospital.  The signal data can be either stored on a storage chip contained in the device and downloaded by the physician at a later date when the patient returns to the physician’s office, or transmitted to a patient monitoring center that will forward the data or otherwise make it available to the physician over the Internet.

Although we have developed a production version of the Signalife Holter Monitor, we are still conducting physician preference testing studies on selected features of that device, and anticipate that we will make some minor modifications to that design before we commence marketing the product.  We anticipate that we will complete final product modification activities and introduce the final Signalife Holter Monitor to market by the end of fiscal 2006.  In the interim, physicians could use the Model 100 Module contained in the Fidelity 100 Monitor System in out-patient ambulatory settings should they choose to do so, although it would not have all of the features we would otherwise suggest for out-patient applications.

Description of Products in Development Stage

Intracardiac Monitor

We have recently completed and successfully tested at the Electrophysiology Laboratories at the Cleveland Clinic Heart Center a proof-of-concept proto-type intracardiac ECG monitor (the “Signalife Intracardiac Monitor”).  This product applies our proprietary physiological signal acquisition and amplification technology to read intracardiac signals procured from intracardiac catheter products.  An intracardiac catheter is a flexible tube that is inserted through a vein in the leg and fed into the heart to withdraw samples of blood, measure pressures within the heart’s chambers or vessels, or inject contrast media.  When used for diagnostic purposes with an intracardiac ECG monitor, the catheter is equipped with electrodes and the catheter data is transmitted to the monitor, which allows the physician to evaluate cardiac function, including arrhythmia, or irregular heartbeat.  These readings are beneficial in that they measure signals directly from the heart, as opposed to signals read from the surface of the body as is typical in the ordinary application of heart monitors.  Our next step in this project is to design, engineer and fabricate a pre-production version of this product, and we are currently formulating budgets and development schedules for this next step.  Given that we intend to focus our immediate corporate efforts during fiscal 2006 on introducing our Fidelity 100 Monitor System and the Signalife Holter Monitor to market, we do not anticipate that we will commence efforts to design, engineer and fabricate a pre-production proto-type for the Signalife Intracardiac Monitor until the end of fiscal 2006 at the earliest.

OTC Cardiac Monitor

We have recently completed and successfully tested in-house a proof-of-concept proto-type non-prescription over-the-counter cardiac monitor (the “Signalife OTC Cardiac Monitor”).  This product incorporates our proprietary physiological signal acquisition and amplification technology to the non-prescription over-the-counter market.  The Signalife OTC Cardiac Monitor is a simple one lead heart monitoring device which can be used as a non-prescription early-detection device by patients who desire to independently monitor their condition.  We anticipate that this product would be sold to consumers through retail outlets such as drug stores, retail pharmacies, and major retail discount chains.  The proof-of-concept proto-type tested is also a pre-production proto-type.  Our next step in this project is to design, engineer and fabricate a production version of this product, and we are currently formulating budgets and development schedules for this next step.  Given that we intend to focus our immediate corporate efforts during fiscal 2006 on introducing our Fidelity 100 Monitor System and the Signalife Holter Monitor to market, we do not anticipate that we will commence efforts to design, engineer and fabricated a pre-production proto-type for the Signalife OTC Cardiac Monitor until the end of fiscal 2006 at the earliest.

Event Recorder

We are currently conducting feasibility studies relating to the application of our amplification technology to design and market an event recorder (the “Signalife Event Recorder”).  An event recorder is a prescription device which is used for a longer time period (typically 30-60 days) than a Holter monitor (typically 24-48 hours) to identify transient heart disease.  Unlike a Holter monitor, an event recorder does not capture every heart beat, since it would have insufficient memory to do so over such an extended period.  Instead, when the patient experiences a symptom of interest which he or she can recognize, such as palpitations, the patient will press a button that triggers the recording, which is then transtelephonicly (using common telephone) delivered to the cardiologist for evaluation. Given that we intend to focus our immediate corporate efforts during fiscal 2006 on introducing our Fidelity 100 Monitor System and the Signalife Holter Monitor to market, we do not anticipate that we will complete feasibility and proof-of-concept studies for the Signalife Event Recorder until the end of fiscal 2006 at the earliest.

Patient Monitoring Centers

Signalife has previously considered in the longer term developing, acquiring or entering into joint venture, licensing or other collaborative arrangements with patient monitoring centers that would work in conjunction with our products and with certain monitoring capabilities which we have internally established.  Signalife’s involvement with patient monitoring centers would enable us to receive a continuous stream of revenues from monitoring devices we sell, which would allow us to substantially enhance our revenues over the initial sale of those devices.

Patient monitoring centers are typically used in ambulatory settings, where a patient wears an event recorder or Holter monitor over an extended period of time while performing his or her daily activities away from the physicians’ office or hospital, and the data from the event recorder or Holter monitor is transmitted to the monitoring center either by telephone or the Internet.  The data is then transferred or made available to the cardiologist.

Before making any decision relating to extending our involvement into a patient monitoring center project, there are numerous business and technical issues we would need to resolve.  Further, the patient monitoring centers and software may also require FDA approval, and the server and network at the patient monitoring center would also need to be compliant with the Health Insurance Portability and Accountability Act, which requires that we meet federally mandated requirements when handling patient data.  At this point we remain in the early investigation stage relative to patient monitoring centers and continuous monitoring software, and cannot provide any guidance as to any estimated timeframes as to when or even if we would formally commence or complete the project, or as to any of the estimated costs involved.  Should we proceed with the project, we can give you no assurance that we will be successful with respect to patient monitoring centers, procuring the necessary FDA approval or clearance for these services, or competitively marketing these services.

EEG Products

We have initiated a study of the applicability of our technology to electroencephalogram or EEG-related applications, in particular the detection of Alzheimer’s, Parkinson’s and other neurological diseases.  As previously discussed above, earlier versions of our amplification technology are now used in EEG equipment used to measure neurological or brain responses.  We believe the enhancements Dr. Drakulic has designed since for ECG purposes may have similar application for the EEG market.  As discussed below in this annual report, this activity will not impact the Teledyne licensing agreement.  We believe that we will have sufficient initial data by the end of fiscal 2006 to determine whether or not to proceed to full development of an EEG monitor device.

Terminated Projects

We have previously explored the development of a patient vest containing electrodes to be used with our monitors as an alternative to the currently-available FDA-cleared or approved electrode/wire sets.  However, at this point we have not ascertained whether we will be able to develop a workable vest that is not too bulky or otherwise impracticable to wear, so we do not anticipate that we will proceed further with this project.

We have previously explored developing a version of our Model 100 Module that would contain mobile outpatient telemetry functions, which we referred to as the Model 200 Module.  It was intended that this device would be engineered and designed by Battelle Memorial Institute.  In reviewing this project, we ascertained that medical insurance companies still consider mobile outpatient telemetry as investigational and not medically necessary.  We also determined, from medical literature, that such functions may not yield consistently useful data.  In consequence, we do not anticipate that we will proceed with this project until the clinical benefits and necessity of this form of monitoring have been established.

Competitive Advantages And Marketing Strategy

As discussed in “Description Of Signal Technologies; Pending Evaluative Studies” below, Signalife believes that the Signal Technologies afford our ECG monitoring devices with the ability to amplify and discriminate physiological signals in all settings, notwithstanding the existence of electromagnetic ambient noise from other sources, and in all frequency ranges, including lower-amplitude physiological signals associated with those in the lower and upper portions of the full 0.05 to 150 Hz frequency range associated with transient heart diseases.  Based upon these beliefs, Signalife will market our ECG devices as follows:

•

In the case of clinical settings where resting ECGs are typically taken, Signalife will promote the ability of our ECG devices, such as the Fidelity 100 Monitor System, to allow the patient to walk around the facility or on a treadmill while the ECG is being taken, thereby allowing the physician to better identify transient heart diseases.  Since competitive resting ECG devices do not presently have this ability, this should lend our ECG devices a clear competitive advantage over traditional resting ECG devices.

•

In certain clinical resting settings where there is a high incidence of electromagnetic interference, such as in surgical suites, Signalife will promote the ability of our ECG devices, such as the Fidelity 100 Monitor System, to provide clear and accurate signal data that is not adversely affected by the electromagnetic interference.

•

In the case of ambulatory settings, where a patient wears a Holter monitor or event recorder for an extended period of time while performing his or her daily activities away from the physicians’ office or hospital, Signalife will promote the ability of our ECG devices, such as the Signalife Holter Monitor, to amplify and discriminate physiological signals in the lower-amplitude physiological signals associated with those in the lower and upper portions of the full 0.05 to 150 Hz frequency range associated with transient heart diseases.  Since competitive ambulatory ECG devices do not presently have this ability, this should lend our ECG devices a clear competitive advantage.

•

In the case of exercise or stress settings, Signalife will promote the ability of our ECG devices to provide clear signal data that does not need to be filtered and processed by computer software to eliminate electromagnetic noise, addressing the reliability issues arising from the use of such programs.

The ability of our ECG devices to provide clear data output and more accurate results across the full Hz frequency ranges also allows us to provide the physician with signal data that will facilitate “greater diagnostic yield”, a medical term which means that the physician can more accurately and expeditiously diagnose the cardiac disease or condition, leading to better patient outcomes.

To date, the cardiac monitor market is a mature one with little innovation or product differentiation and limited market growth.  Competitors principally compete on price and relatively small margins in order to maintain market share.  Volume is mainly predicated on product replacement and the increased need for devices compatible with data networks.  Given the product advantages afforded by our Signal Technologies, we believe that we can differentiate the benefits of our products from those of competitors and sell our products for greater prices and margins than our competitors.  We also believe that our monitoring devices will cause existing versions in the market to be deemed obsolete, with will accelerate the growth of replacement sales and the overall growth of the market.  The principal hurdle we must overcome in order to attain these ends will be educating prospective purchasers as to the product differences and benefits afforded by our products over competitive products.

Description of Signal Technologies; Pending Evaluative Studies

Our patient modules will operate using the Signal Technologies.  The Signal Technologies are a patented amplification technology originally developed by our Vice President and Chief Technology Officer, Dr. Budimir S. Drakulic, to address the electrical interference or “noise” issue during physiological recordings.  In an effort to explore ways to accurately and objectively monitor pilot performance, the United States Air Force desired to record a pilot’s neurological brain responses, consisting of tiny electrical impulses generated by the brain, to different tasks and stresses that occur in-flight using an electroencephalogram or EEG test.  However, the Air Force found that the neurological signal monitoring equipment then available was not able to accurately monitor EEG in an electromagnetically-charged  (i.e., noisy or artifact-intensive) environment such as the cockpit of a fighter jet or a B-52 bomber.  In 1992, Dr. Drakulic led a team from the University of California at Los Angeles (“UCLA”) and the Veterans Administration in an effort to develop a device to resolve this problem.  This effort resulted in the creation by Dr. Drakulic in 1994 of a first-generation amplifier that was successfully used by the Air Force to monitor pilot EEG signals.  This early version amplifier is also currently used by the National Institute of Health as well as companies such as Titan Systems and Teledyne, Inc. for purposes of monitoring different physiological signals.

The Signal Technologies were originally acquired by ARC Finance Group from Dr. Drakulic and then by Signalife from ARC Finance Group, based upon the belief of Dr. Drakulic and the principals of these companies that—with the technological, development and financial assistance of these companies— the capability of the technology to discriminate EEG signals, particularly in an electromagnetically-charged environment such as fighter aircraft cockpits, would have a similar application in discriminating ECG signals from ambient “noise.”  Specifically, it was and continues to be believed by these persons that the Signal Technologies, as applied to the ECG market, would have the ability to amplify and discriminate the lower-amplitude physiological signals associated with those in the lower and upper portions of the full 0.05 to 150 Hz frequency range, thereby facilitating the ability to more clearly identify heart diseases in an ambulatory setting.  In developing Signalife’s initial ambulatory patient modules and overall heart monitor systems, and adopting the Signal Technologies for those modules and systems, Dr. Drakulic has since enhanced the signal processing technology such that Signalife has filed five additional patents covering these enhancements.

In order to validate our beliefs as to the performance of our technology in the ECG market, on August 30, 2004 we entered into an agreement with the Duke Clinical Research Institute at Duke University to evaluate the performance of our Model 100 Monitor System against top-end ECG systems.  Under this agreement, the Duke Clinical Research Institute under the supervision of Dr. Mitchell W. Krucoff, as principal investigator, has since designed and conducted clinical studies evaluating our Model 100 Monitor System during catherization procedures at the Durham, North Carolina, Medical Center from January 2005 to December 2005.  The data from these studies have been collected by the Duke Clinical Research Institute and are in the final stages of analysis and documentation, subject to certain follow-up evaluations.  We anticipate that the study will be completed and the results disseminated over the next three to six months.

Market and Competition

Market

Cardiovascular disease accounts for 40% of all hospital revenue and 1 out of every 2.7 deaths in the United States. Over 500,000 Americans survive heart attacks every year and need to be diagnostically monitored. In the United States alone, over 280,000 patients have various heart devices implanted. The US Department of Health and Human Services estimates that heart disease costs including, hospital expenses, home care, medications and lost earnings, exceed $400 billion. Experts estimate that 85% of cardiovascular disease could be prevented or halted by sufficiently early diagnosis.

According to the American Heart Association, a patient that survives the acute stage of a heart attack has a chance of illness and death that is 1.5-15 times higher than that of the general population.  Signalife's patented heart monitoring technology will allow physicians to monitor patients in an ambulatory setting, giving them access to vital life-improving and life-saving information.

Competition

Each of the ECG market segments is highly concentrated with five or six companies typically accounting for a substantial majority of all sales.  Our principal competitors in the resting ECG market segment are GE Healthcare, Royal Philips Electronics, Quinton Cardiology Systems, Inc., and Welch Allyn, Inc.  Our principal competitors in the stress ECG market are GE Healthcare, Quinton Cardiology Systems, Inc., Welch Allyn, Inc., Schiller AG. Our principal competitors in the ambulatory ECG market segment include Del Mar Reynolds Medical Ltd., GE Healthcare, Royal Philips Electronics, Quinton Cardiology Systems, Inc., Mortara Instrument, Inc., Rozinn Electronics, Inc., and CardioNet, Inc., Raytel Medical Corporation, Cardiac Telecom, Inc. and Card Guard Instromedix and Lifewatch subsidiaries.

The market for heart monitoring products and services is fragmented and intensely competitive, especially for small companies.  Given the lack of product differentiation and intense competition, companies principally compete on price.  Given these factors, the market is characterized by strong price competition.  There are no substantial barriers to entry, and we expect that competition will be intense and may increase.  Many of our existing competitors may have substantially greater financial, product development, technical and marketing resources, larger customer bases, longer operating histories, better name recognition and more established relationships in the industry.  As a result, certain of these competitors may be able to develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their products and services, or aggressively reduce their sales prices below the our costs.  We cannot assure you that we will be able compete successfully with existing competitors or new competitors.

Marketing And Distribution Strategy

Our Fidelity 100 Monitor Systems and our Signalife Holter Monitor will be marketed in the United States by Rubbermaid Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc., pursuant to the terms of a Sales and Marketing Services Agreement entered into on March 26, 2006.  The initial term of the agreement is for one year, and may be renewed by Rubbermaid on an annual basis for up to nine additional years, subject to satisfaction of modest performance benchmarks and other conditions.  Under this agreement, Rubbermaid will, at its cost, put together a national sales force to market the Fidelity 100 Monitor System and the first Signalife Holter Monitor, and will also advertise and otherwise vigorously promote these products in medical literature, at trade shows, and through other mechanisms as set forth in the agreement.  This marketing arrangement may be extended to international sales or other parties upon the mutual consent of both parties.  Other conditions, including provisions for Rubbermaid to bid on our other products pursuant to a right of first refusal, and provisions contemplating the distribution of Rubbermaid’s proprietary medical carts, are set forth in the agreement as well.  In compensation for these services, Rubbermaid will receive 35% of net product sales, as defined in the agreement.  Signalife will, in turn, handle all product manufacturing, fulfillment and product servicing functions.  This arrangement is seen as a good fit for Signalife due to Rubbermaid’s more than 100-year history in successfully branding and marketing products worldwide.

Manufacturing Capacity

We intend to manufacture our products both domestically and off-shore using third party FDA-certified contract manufacturers or joint-venture partners.  Most of the components of our products are standard parts which are available from multiple supply sources at competitive prices.  This, coupled with the significant start-up cost advantages associated with contractors, should minimize production and product costs.  Currently, we have engaged one contract manufacturer, Ventrex, Inc., which has been manufacturing the Model 100 Modules used in our Fidelity 100 Monitor System since December 2005.

Research And Development

We currently conduct research and early stage development activities in-house and with engineering consultants.  We retain title to all improvements or enhancements to our technology developed by or worked on by our engineering consultants under their contracts.  Our research and development expenses for fiscal 2005 and 2004 were $1,328,482 and $1,663,362, respectively.  None of these expenditures were borne by customers.  We have budgeted $1,583,000 for research and development for fiscal 2006.

Regulatory Overview

Current Status

Our Fidelity 100 Monitor System is a Class II medical device that must be cleared by the FDA in order to be marketed within the United States.  On January 28, 2004, we received FDA 510(k) clearance under the FDA’s abbreviated 510(k) submission format allowing us to market our Model 100 Module as part of an overall ECG system, on the basis of it being substantially equivalent to other ambulatory monitor systems on the market which satisfy the industry’s consensual ANSI/AAMI EC-38 standard for non-diagnostic monitor systems.  Under the terms of the abbreviated 510(k) clearance, we are required to have supporting data in our files documenting that our Fidelity 100 Monitor System will conform to performance standards before marketing the Module 100 Module.  As such, we may continue to perform engineering and design work on the Model 100 Module without resubmitting the system for further FDA 510(k) clearance unless we were to significantly alter the safety or effectives of the system as cleared by FDA.  We do not currently anticipate this will occur.

FDA Regulations And Requirements

ECG heart monitor products are regulated in the United States by the Food and Drug Administration (the “FDA”) under the Medical Device Amendments of 1976 (the “Medical Device Act”), a section of the Federal Food, Drug & Cosmetic Act (the “FDC Act”).  Under the Medical Device Act, medical devices are designated as Class I, II or III devices depending upon the level of control and review necessary to assure the safety and effectiveness of the device, which in turn is based upon the level of risk to the patient.  ECG heart monitor products are classified as a Class II medical device, which cannot be sold in the United States unless the seller can first demonstrate or represent to the FDA pursuant to section 510(k) of the FDC Act, that the device is substantially equivalent to one or more similar devices currently on the U.S. market, referred to as “predicate” devices.  To demonstrate substantial equivalency, the applicant must show that the new device (1) has the same intended use as the predicate device or devices, and (2) has either the same technological characteristics as the predicate device or devices, or has different technological characteristics that do not raise new questions of safety and effectiveness.  A claim of substantial equivalence does not mean the new and predicate devices must be identical.  Substantial equivalence is established with respect to intended use, design, energy used or delivered, materials, performance, safety, effectiveness, labeling, biocompatibility, standards and other applicable characteristics.  Until the applicant receives clearance declaring a device substantially equivalent, it may not proceed to market the device within the United States.

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

As an alternative to the “traditional” 510(k) submission process, the FDA has also adopted an “abbreviated” or summary 510(k) submission process in cases where device-specific guidance documents or special controls have been established, or the FDA has recognized a relevant consensus standard, and the applicant certifies compliance or conformance with those documents, controls or standards.  The applicant can procure abbreviated 510(k) clearance by either; (1) submitting a declaration that the applicant has in its files test data confirming that the medical device conforms to the consensus standard at the time of submission, or (2) submitting a statement that the medical device will conform to the consensus standard and that the applicant will have that supporting data in its files before marketing the device.  Under either approach, the FDA reviewers will normally accept the declaration or statement without requesting the submission of information demonstrating conformity with the standard.  In the case of ECG heart monitor products, the FDA has recognized the EC-38 Ambulatory Electrocardiograph, EC-11 Diagnostic ECG, and EC-13 Arrhythmia Detection and Alarm standards adopted by the American National Standards Institute or “ANSI” and the Association for the Advancement of Medical Instrumentation or “AAMI” as voluntary consensus standards for Class II 510(k) submission purposes.  In the event that we make improvements to a previously-cleared device, the FDA also has a process that allows us to compare the improved device to our previously-cleared device on an expedited basis, typically 30 days.

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

The FDA has established regulations governing the import and export of medical devices.  For a Class II medical device to be legally imported into the United States, it must meet FDA regulatory requirements.  At this time, the FDA does not recognize regulatory approvals from other countries.  Any Class II medical device may be legally exported from the United States without prior FDA notification or approval so long as it is in legal commercial distribution within the United States.  Legal commercial distribution means that (1) the manufacturing establishment is registered with the FDA; (2) the device is listed with the FDA; (3) the sale of the device in the United States is authorized by either 510(k) notification or pre-market approval (PMA); (4) FDA labeling requirements are satisfied; and (5) the device is manufactured in accordance with GMP practices stipulated under the QS regulation.  While the FDA does not place any restrictions on the export of these medical devices, certain countries may require written certification that a manufacturer or its devices are in compliance with U.S. law.  In such instances the FDA will accommodate the exporter by providing a certificate of compliance called a Certificate for Foreign Government or “CFG”.  If the medical device does not satisfying the foregoing requirements, it may be generally exported under two alternatives.  First, if 510(k) clearance for the device is pending in the United States, it may be exported upon a showing that the device will reasonably obtain 510(k) clearance.  In addition, the exporter must obtain a Certificate of Exportability from the FDA should the foreign country or consignee request assurance that the device complies with U.S. law.  If the exporter does not intend to market the device in the United States, he may obtain a Certificate of Exportability to export the device based upon a showing that the device (1) complies with the laws of the foreign country; (2) meets the foreign purchaser’s specifications; (3) is labeled for export on the shipping carton; and (4) is not sold or offered for sale in domestic commerce.

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

Patents And Licenses

We hold patent number 5,678,559 issued by the United States Patent and Trademark Office for our core technology, the Signalife amplification methods.  This patent, labeled “A Method and System of Recording Different Physiological Signal from a Human Body”, describes methods of discriminating different biomedical signals from ambient noise.  This patent, which was assigned to us by ARC Finance Group as part of our acquisition of the Signal Technologies, was granted on October 21, 1997 and expires on October 21, 2014.

We also hold the following patent applications filed with the United States Patent and Trademark Office:

•

number 10/293,105 captioned “System for, and Method of, Acquiring Physiological Signals of a Patient” filed on November 13, 2002, which describes technical methods for processing and amplifying different physiological signals;

•

number 10/611,696 captioned “Amplified System for Determining Parameters of a Patient” filed July 1, 2003; which describes methods of amplifying physiological signals while a patient is ambulatory without changing the characteristics of the signal;

•

number 10/664,711 captioned “Apparatus for, and Method of, Determining the Characteristics of a Patient’s Heart” filed September 17, 2003, which describes the use of electrodes and amplifiers in a garment ;

•

number 11/008706 captioned “System for, And Method of, Monitoring Heartbeats of a Patient,” filed on December 9, 2004, which describes technical methods for monitoring a patient’s heart; and

•

number 11/008681 captioned “Electrode for and Method of, Indicating Signal Characteristics at Particular Positions in a Patient Body” filed on December 9, 2004, which describes electrodes for monitoring a patient’s heart.

Dr. Drakulic has also been issued or applied for patents in Canada, India, Japan, Mexico, Republic of Korea and the European Patent Convention for the patent captioned above “System for, and Method of, Acquiring Physiological Signals of a Patient”; in Canada, India, Japan, Peoples Republic of China, and Republic of Korea for the patent captioned above “Amplified System for Determining Parameters of a Patient”; in Australia, Brazil, Canada, India, Japan, Mexico, People’s Republic of China for the patent captioned above “Apparatus for, and Method of, Determining the Characteristics of a Patient’s Heart”, and under the Patent Cooperation Treaty for the patent captioned above “System for, And Method of, Monitoring Heartbeats of a Patient” and “Electrode for and Method of, Indicating Signal Characteristics at Particular Positions in a Patient Body”

Dr. Drakulic is the inventor named in our core patent and in each of the above patent applications, all of which are owned by Signalife.  We are currently waiting for initial comment from the United States Patent and Trademark Office on each of the above patent applications, which generally occurs between two and two and one-half years after submission based upon current Patent and Trademark Office staffing levels.  We anticipate that it will take three to four years for the above patent applications to issue.

Also included in the Signal Technologies agreement was an assignment of a license agreement dated December 9, 1993 between Dr. Drakulic and Teledyne Electronic Technologies pursuant to which Dr. Drakulic granted Teledyne a limited license to manufacture and sell certain products based upon early version of the amplification technology.  We do not expect to earn significant revenues from that license.  To our knowledge Teledyne is not currently marketing any EEG devices using that early version of the amplification technology, and we do not anticipate that they will in the future market any such products due to technical advancements that they would be required to incorporate into the products.  We believe that the incorporation of these advancements would effectively change the underlying product from that which was licensed. Based upon the foregoing, we do not believe the license will prevent Signalife from competing in the broader market for EEG diagnostic products.

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

Employees

We currently have thirteen full-time employees and engage the services of five engineering, marketing and financial consultants on a part-time basis.  None of our employees is represented by a labor union and we consider our relationships with our employees to be good.

PROPERTIES

Our executive offices are located at 531 South Main Street, Suite 301, Greenville, South Carolina 29601.  We lease these facilities, consisting of approximately 4,029 square feet, from Falls Place, LLC, for a 36 month term commencing June 1, 2005.  The lease is terminable after 18 months upon 90 days’ notice provided the termination is attributable to our outgrowing the premises.  Our monthly base rent for years one, two and three is $6,211, $6,336 and $6,463 per month, respectively, which we believe reflects market value.  We are also required to pay our share of any increase in operating expenses over fiscal 2005.  The lease is renewable for an additional 36 months subject to the payment of a 2% per year increase in base rent.

Our research and development facilities are located at 4705 Laurel Canyon Boulevard, Suite 203, Studio City, California.  We lease these facilities, consisting of approximately 3,550 square feet, from Bershin Properties I, LLC on a month-to-month basis.  We may terminate the lease upon 30 days’ notice and the payment of two months rent.  We currently pay approximately $9,200 per month in base rent for these facilities, which we believe reflects market value, and are also required to pay our share of any increase in operating expenses after August 2002.  Operating expenses include expenses for maintenance of common areas, heating, air conditioning, plumbing, trash disposal, janitorial and security services and other like expenses.

The aforesaid leased premises are in good condition and we believe they will be suitable for our purposes for at least twelve months.  There is no affiliation between Signalife or any of our principals or agents and our landlords or any of their principals or agents.

FINANCIAL STATEMENTS AND SUMMARY FINANCIAL DATA

Our financial statements and notes thereto are filed in a separate section at the end of this annual report.  The following tables summarize the consolidated statements of operations and balance sheet data for our company for the periods or as of the dates indicated, respectively:

Year Ended December 31,
	2005	2004
Statements of Operations Data:
Revenue	$ —	$ —
Research and development expenses	$ (1,328,482)	$ (1,663,362)
General and administrative expenses	$ (6,224,105)	$ (5,052,580)
Other income (expense)	$ (1,108,101)	$ (250,301)
Net loss	$ (8,660,688)	$ (6,966,243)
Preferred dividend	$ (54,920)	$ (295,452)
Net loss attributable to common stockholders	$ (8,715,608)	$ (7,261,695)
Basic and diluted loss per share	$ (0.23)	$ (0.21)
Basic and diluted loss per share attributable to common stockholders	$ (0.23)	$ (0.22)
Weighted average shares outstanding, basic and diluted	37,298,692	33,632,117

December 31, 2005
Balance Sheet Data:
Current assets	$ 4,947,621
Total assets	$ 5,651,377
Current liabilities	$ 253,923
Total liabilities	$ 253,923
Total stockholders’ equity	$ 5,397,454
Total liabilities and stockholders’ equity	$ 5,651,377

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2005 and explanatory notes included as part of this report.

Overview

Signalife is a medical device company focused on researching, developing and marketing medical devices which monitor and measure physiological signals in order to detect diseases that impact an individual’s health.  Physiological signals are small bioelectrical signals generated by the body.  Our initial product is our Model 100 Module, a patient module used as part of a heart monitor system to acquire, amplify and process physiological signals associated with a patient’s cardiovascular system.  Heart monitor systems are used by heart specialists known as cardiologists to collect physiological data for electrocardiogram or “ECG” tests for the purpose of detecting and identifying cardiovascular disease.  Our Model 100 Module operates using our proprietary and patented “amplification” technology which provides the capability to enlarge and process the physiological signals to discriminate them from ambient or background electromagnetic noise and to facilitate the examination of the signal data for diagnostic purposes.  Our amplification technology is an enhancement of an amplification technology first developed for the United States Air Force to record bioelectrical signals from a pilot’s brain, known as an electroencephalogram or “EEG”.  Earlier versions of the technology were also used by the National Institute of Health as well as companies such as Titan Systems and Teledyne, Inc. for purposes of monitoring different physiological signals relating to the brain.

In March 2006, we commenced marketing our “Fidelity 100 Monitor System”.  This system is an integrated system in which our Model 100 Module collects, processes and amplifies ECG signals from that patient through a set of twelve electrode lead sets provided with the system, and then wirelessly transmits that signal to a nearly personal computer provided with the system.  The signals are then stored and displayed on a computer monitor provided with the system and can be printed for analysis by the cardiologist.  The Fidelity 100 Monitor System can be used in both non-ambulatory (stationary) and ambulatory (moving) settings.  For example, ECG data may be instantaneously acquired, processed, amplified and transmitted to the personal computer for analysis in stationary settings, such as during surgeries or while conducting ECG tests in clinical settings, or in exercise settings.  Alternatively, in ambulatory settings, the Model 100 Module may be used as a Holter device, pursuant to which ECG data is acquired, processed, amplified and stored in a computer storage chip contained in the Model 100 Module over a period of 24 to 48 hours while the patient carries out his or her daily activities away from the physicians’ office or hospital.  When the patient later returns to the physicians’ office, the stored signal data will then be downloaded to the personal computer using the module’s wireless Bluetooth capability.

Development Stage Company

Given that we have no revenues to date, we are a development stage company under the provisions of Statement Of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

Results of Operations

We incurred a net loss before preferred dividends of $8,660,688 for fiscal 2005, as compared to $6,966,243 for fiscal 2004.  The $1,694,445 or 24% increase in our net loss for fiscal 2005 before preferred dividends was attributable to a $1,171,525 increase in general and administrative expenses and a $857,800 increase in net other expenses, partially offset by a $334,880 decrease in research and development expenses.

General and administrative expenses for fiscal 2005 were $6,224,105, representing a 23% increase over general and administrative expenses of $5,052,580 for fiscal 2004. The primary components of general and administrative expenses during fiscal 2005 were compensation and related costs, consulting and outside services, legal fees, audit, accounting and other professional fees and travel and entertainment. The $1,171,525 increase in general and administrative expenses was principally attributable to increases in compensation and related costs, $937,292; consulting and outside services, $1,273,123; travel and entertainment, $259,722; accounting and other professional fees, $178,545; and marketing, $94,705, all partially offset by decreases in legal fees, $896,641; investment banking, $135,187 and litigation settlement costs, $680,785. The overall increase in our general and administrative costs was the result of establishing a new headquarters and ramping up of administrative and sales and marketing functions in anticipation of the introduction of our products and services to market.

Research and development expenses for fiscal 2005 were $1,328,482, as compared to $1,663,362 for fiscal 2004. The $334,880 or 20% decrease in research and development expenses reflected the completion of research and development activities related to the development of a commercial monitoring system using our Model 100 Module.  The primary components of the decrease in research and development activities for fiscal 2005 from 2004 were a decrease in prototype expenses of $431,086, partially offset by an increase in compensation and related costs and other expenses.

Net other expenses for fiscal 2005 was $1,108,101 in fiscal 2005, as compared to $250,301 for fiscal 2004.  Other net expenses for fiscal 2005 was principally composed of interest expense, including amortization of debt discount, in the amount of $1,292,715 associated with our issuance of a debenture, and warrant repricing costs of $226,294, partially offset by a change in fair value of warrant liability of $318,000 and interest income of $92,908.

We also incurred preferred dividend expense of $54,920 for fiscal 2005, as compared to $295,452 for fiscal 2004.  The $240,532 or 81% decrease in preferred dividend expense was principally attributable to a decrease in preferred shares outstanding, resulting from conversions of preferred shares into common shares.

Our net loss attributable to common stockholders was $8,715,608 for fiscal 2005 as compared to $7,261,695 for fiscal 2004.  The $1,453,913 increase in net loss attributable to common stockholders was principally due to the aforesaid $1,694,445 increase in our net loss before preferred dividends, partially offset by the aforesaid decrease in preferred dividend expense.

Plan of Operation

Our plan of operation for the twelve month period following the date of this annual report is to:

•

Ramp-up commercial marketing and sales efforts with respect to our Fidelity 100 Monitor Systems principally through Rubbermaid.

•

Complete pending physician preference studies relating to our Holter monitor, finalize the ultimate design of this product, and commence marketing this product by the end of fiscal 2006 principally through Rubbermaid.

•

Commence design, engineering and fabrication of a pre-production proto-type for the Signalife Intracardiac Monitor by the end of fiscal 2006.

•

Commence design, engineering and fabrication of a production proto-type for the Signalife OTC Cardiac Monitor by the end of fiscal 2006.

•

Complete the pending feasibility study relating to the Signalife Event Recorder, and commence design, engineering and fabrication of a pre-production proto-type for that device by the end of fiscal 2006 should Signalife elect to proceed with this project.

We currently have budgeted $4,887,000 in cash expenditures for the twelve month period following the date of this annual report, including (1) $2,575,000 to cover our projected general and administrative expenses during this period; (2) $1,583,000 for research and development activities; (3) $703,000 to cover our projected sales and marketing expenses; and $26,000 for production expenses (excluding costs of goods manufactured).

The aforesaid budgeted costs exclude any sales and marketing, manufacturing and fulfillment costs associated with products sold during the twelve-month period, which we anticipate would be covered by any revenues associated with such sales.

As discussed above in “Business—Marketing And Distribution Strategy”, we have entered into a Sales and Marketing Services Agreement with Rubbermaid Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc., pursuant to which it will, at its cost, put together a national sales force to market our Fidelity 100 Monitor System and our Signalife Holter Monitor within the United States, and will also advertise and otherwise promote the products in medical literature, at trade shows, and through other mechanisms.  In compensation for these services, Rubbermaid will be paid a percentage of net sales of these products.  Signalife will, in turn, handle all product fulfillment functions.  We believe that the cost for Signalife to provide the same sales and marketing services to be provided by Rubbermaid under this agreement would be approximately $4-5 million.

We anticipate that we will add additional staff, either as employees or consultants, principally in direct sales marketing and distribution areas, during the twelve month period following the date of this annual report as sales activities increase.  We also anticipate that we will also add additional accounting personnel, including a permanent chief financial officer, over this twelve-month period.  We do not currently have an estimate as to the number or range of employees or consultants that would be added.

Our anticipated costs and projected completion dates described above are estimates based upon our current business plan, known resources and market dynamics. Our actual costs or actual project completion dates could vary materially from those projected.  Our management team is continually re-evaluating our core business plan as it relates to our monitoring products and identifying new applications and markets for our technology.  We may at any time decide to terminate our ongoing development plans with respect to products and services if they are deemed to be impracticable or not to be commercially viable.  Further changes to our current business plan could also result, such as the acquisition of new products or services or the decision to manufacture our own products, resulting in a change in our anticipated strategic direction, investments, and expenditures.  See that section of this annual report captioned “Advisements”.

Capital Resources

Historical Sources of Capital Resources

As reported in our audited financial statements for the year ended December 31, 2005 included as part of this report, for the period from inception of development stage (November 7, 2000) through December 31, 2005, we principally financed our operations through a combination of (1) gross proceeds from contributed capital, the sale of our common shares, series ’A’ preferred shares and common share purchase warrants for cash, and the exercise of stock purchase warrants for cash ($14,330,545); (2) the issuance of common shares or common share purchase warrants in payment of the provision of services ($7,963,901); and (3) gross proceeds from the sale of a debenture and common share purchase warrants ($2,000,000).  Included in the foregoing are the following significant transactions since January 1, 2004:

•

On December 29, 2004, we sold an 8% convertible debenture in the amount of $2,000,000 to DKR SoundShore Oasis Holding Fund Ltd. (“Oasis”)  Subject to our right to convert the debenture into common shares as discussed below, we were obligated to pay $400,000 in principal on the debenture in cash on May 16, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and August 31, 2005, respectively.  We were also obligated to pay 8% in interest on the outstanding principal on the debenture in cash on May 10, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and August 31, 2005, respectively.  On January 26, 2005, we filed a registration statement to register common shares issuable upon the conversion of the debenture as discussed below, and it was declared effective by the SEC on February 14, 2005.  Accordingly, under the terms of the debenture we were also entitled to pay the principal and interest on the debenture in common shares in lieu of cash so long as we were not otherwise in default under the debenture, and satisfied certain other conditions including notice requirements.

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

As additional consideration for the purchase of the debenture, we also granted to the debenture holder warrants entitling it to purchase 275,000 common shares at the price of $5.75 per share, or 115% of the closing price for those shares on the trading day prior to the sale of the debenture.  These warrants lapse if unexercised by December 29, 2009.  As the result of such grant, we recorded a non-cash deferred financing charge in the amount of $447,570 reflecting the fair value attributable to these warrants. We also recorded a non-cash beneficial conversion feature of $408,333, based upon the difference in the effective conversion price of the debenture and the closing price of our common stock on the date of issuance.  As a result of these non-cash charges the effective annual rate of interest on the debenture is 89%.  On April 20, 2005, we amended the terms of the common share purchase warrants by reducing the exercise price of that warrant from $5.75 per share to $2.40 per share.  This amendment was effected in connection with procuring Oasis’s waiver with respect to our issuance of $8 million in equity through two private placements as discussed below.

•

On March 31, 2005, we sold a total of 1,562,500 unregistered common shares, together with common share purchase warrants entitling the holder to purchase 1,500,000 restricted common shares, to Trellus Partners, LP for the sum of $5,000,000 pursuant to a private placement.  The warrants are exercisable at $1.60 per share, contain cashless exercise provisions, and lapse if unexercised on or before March 31, 2010. As part of the transaction, we agreed to file a registration statement with the SEC on or before April 20, 2005 to register the common shares sold and the common shares issuable upon the conversion of the warrants.  We further agreed to reduce the exercise price of the warrants to $1.20 per share should we fail to file the registration statement on a timely basis.  Subsequent to the private placement, we procured an extension of the filing date to June 30, 2005, and filed the registration statement with the SEC on June 29, 2005. The registration statement was declared effective on July 22, 2005.

•

On April 8, 2005, we sold a total of 937,500 unregistered common shares, together with common share purchase warrants entitling the holder to purchase 900,000 restricted common shares, to Lagunitas Partners LP, Gruber & McBaine International, Jon D. and Linda W. Gruber, and J. Patterson McBaine for the sum of $3,000,000 pursuant to a private placement.  The warrants are exercisable at $1.60 per share, contain cashless exercise provisions, and lapse if unexercised on or before April 8, 2010.  As part of the transaction, we agreed to file a registration statement with the SEC within 20 days to register the common shares sold and the common shares issuable upon the conversion of the warrants. We further agreed to reduce the exercise price of the warrants to $1.20 per share should we fail to file the registration statement on a timely basis.  Subsequent to the private placement, we procured an extension of the filing date to June 30, 2005, and filed the registration statement with the SEC on June 29, 2005.  The registration statement was declared effective on July 22, 2005.

Subsequent to the end of fiscal 2005, we entered into a Sales and Marketing Services Agreement on March 26, 2006 with Rubbermaid Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc.  Under this agreement, in consideration for the rights to exclusively market and sell the Fidelity 100 Monitor System and the Signalife Holter Monitor within the United States, Rubbermaid agreed to pay Signalife $2,000,000 following execution of the agreement and an additional $1,000,000 to renew the agreement for an additional year on the first and second anniversary dates of the agreement (provided, in the event that less than 201 Fidelity 100 Monitor System units have been sold in the first year of the agreement, the first renewal fee shall be reduced to $500,000).  For a description of this agreement as it relates to Rubbermaid’s sales and marketing functions, see “Business—Marketing And Distribution Strategy”.

Capital Resources Going Forward

We have approximately $5,800,000 of cash on hand as of the date of this annual report to fund our operations going forward.  As discussed above, our plan of operation for the twelve month period following the date of this annual report is to commence our marketing and sales activities with respect to our Fidelity 100 Monitor System and Signalife Holter Monitor principally through Rubbermaid, and to continue product development activities with respect to our Signalife Intracardiac Monitor, Signalife OTC Cardiac Monitor and Signalife Event Recorder products, and we have budgeted $4,887,000 in cash costs for the twelve month period ending December 31, 2006.

The aforesaid budgeted costs exclude any manufacturing, sales and marketing and fulfillment costs associated with products sold during the twelve-month period, which we anticipate would generate positive cash flow after payment of such costs.  We believe that our cash on hand, together with anticipated revenues, will be sufficient to cover these anticipated expenditures.  We are also taking steps to preserve our cash, including making payments to selected service providers and employees in common shares in lieu of cash.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  For a description of those estimates, see note 3, Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the year ended December 31, 2005 included as part of this report.  On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and estimates of costs to complete contracts.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ”.  The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets.  The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis.  By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions.  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance.  The provisions of SFAS 153 shall be applied prospectively.  Signalife has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “ Share-Based Payment ”.  SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial

statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.   SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.   SFAS 123(R) replaces FASB Statement No. 123, “ Accounting for Stock-Based Compensation ”, and supersedes APB Opinion No. 25, “ Accounting for Stock Issued to Employees ”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.  However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.  Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) is applicable for Signalife effective the first interim period that starts after December 15, 2005. Signalife has evaluated the impact of the adoption of SFAS 123(R), and believes that the impact will be significant to the company’s overall results of operations and financial position (a pro forma effect, as estimated by management, is disclosed in Note 3 to our audited financial statements included as part of this annual report).

In December 2004 the FASB issued two Staff Positions—FSP FAS 109-1, Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Change ” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28”.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Signalife in the first quarter of 2006.

MANAGEMENT

Identity

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name And Municipality Of Residence	Age	Office	Initial Election Or Appointment Date
Pamela M. Bunes Greenville, South Carolina	42	President, Chief Executive Officer, and Director	March 22, 2005
Rodney Hildebrandt Loveland, Ohio	57	Chief Operating Officer, Secretary and Director	March 22, 2005
Budimir S. Drakulic, Ph.D. Los Angeles, California	56	Vice President and Chief Technology Officer	October 15, 2002
Robert C. Scherne Syosset, New York	49	Interim Chief Financial Officer	January 12, 2005
Lowell T. Harmison, Ph.D. Washington, D.C.	69	Director	June 6, 2003
Ellsworth Roston Los Angeles, California	83	Director	November 1, 2002
Jennifer Black Lake Oswego, Oregon	50	Director	January 20, 2004
Norma Provencio Los Angeles, California	48	Director	July 29, 2005
Rowland Perkins Los Angeles, California	71	Director	August 23, 2005

Ms. Bunes and Messrs. Hildebrandt and Drakulic provide their services as executive officers on a full-time permanent basis.  Mr. Scherne provides his services as an executive officer on a part-time interim leased basis through Robert C. Scherne, CPA, PC, a company that specializes in providing financial management personnel to businesses on a temporary basis.  On average, Mr. Scherne and the company anticipate that Mr. Scherne will devote between 5-25% of his time, or two to fifteen hours per week, to Signalife depending upon the nature of the financial projects he is working on.

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

Business Experience

Pamela M. Bunes has served as our President and Chief Executive Officer since April 15, 2005; as Assistant Secretary since March 26, 2005, and as a director since March 22, 2005.  Prior to joining Signalife, Ms. Bunes had been employed by Biosense Webster, Inc., from August 2004 to April 2005.  Prior to that, Ms. Bunes was employed as Executive Account Manager with Ethicon Endo-Surgery, Inc., having started as Account Manager of that company in October 1990 until her transfer to Biosense Webster.  Biosense Webster and Ethicon Endo-Surgery are each subsidiaries of Johnson & Johnson (NYSE:JNJ).  Prior to that, Ms. Bunes was a Corporate Loan Officer and

Vice President from 1986 to October 1990, and Analyst for the Specialized Industries Mergers and Acquisitions Group (Banking) from 1985 to 1986, of First Union National Bank.  Ms. Bunes has a Bachelors’ of Arts degree with double majors in Economics and Business Administration (Finance) from Converse College in Spartanburg, South Carolina.

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

Dr. Budimir S. Drakulic has served as our Vice President and Chief Technology Officer since October 15, 2002.  Dr. Drakulic has more than 25 years of experience in the design, development and integration of hardware and software modules for biomedical microelectronics circuits and systems.  From 1997 through February of 2002, Dr. Drakulic was research and development principal for Advanced Heart Technologies, Inc., and its predecessor Advanced Heart Monitoring.   From February of 2002 until October 15, 2002 Dr. Drakulic was involved in independent research.  Dr. Drakulic was the Consultant and Chief Scientist, Medical Device Business Unit for Teledyne Electronic Technologies from 1992 through 1997.  Before that, he held numerous positions affiliated with the University of California at Los Angeles, including Visiting Assistant Professor with the Electrical Engineering Department and Director of the Microelectronics Development Lab at the Crump Institute for Medical Engineering.  He holds a Bachelor of Science degree in electrical engineering from the University of Belgrade, Yugoslavia.  He also holds a Masters degree and a Ph. D. in Electronic and Biomedical Engineering from the same university.  Dr. Drakulic was the recipient of the Ralph and Marjorie Crump Prize for Excellence in Medical Engineering from UCLA in 1985, and was a Research Fellow with the Crump Institute for Medical Engineering at UCLA.  Dr. Drakulic filed a petition for bankruptcy in November 2001.

Mr. Robert C. Scherne has provided his services as our interim Chief Financial Officer since January 12, 2005 on a leased basis through Robert C. Scherne, CPA, PC, a company that specializes in providing financial management personnel to businesses on a temporary basis.  We are planning to recruit a full-time Chief Financial Officer.  Mr. Scherne has been the principal of Robert C. Scherne, CPA, PC, since March 2003.  Prior to that, Mr. Scherne was employed as an accountant by Merdinger, Fruchter Rosen and Company from December 1993 to December 2002; by Louis Sturz & Co. and its successor firm Grossman, Russo & Shapiro from July 1986 until November 2002; and by L.H. Frishkoff & Co. and its successor firm A. Uzzo & Co. from July 1978 to June 1986.  Mr. Scherne holds a Bachelors of Business Administration degree in Accounting from Pace University (New York City), and is an active member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

Dr. Lowell T. Harmison has served as a director since June 6, 2003.  Dr. Harmison also served as interim Chief Executive Officer from March 26, 2005 to April 15, 2005 upon the appointment of Ms. Bunes, and as Co-Chief Executive Officer thereafter until July 15, 2005 when Ms. Bunes’ assumed complete responsibilities for the position.  Dr. Harmison has also served as a Senior Advisor since February of 2003.  Dr. Harmison has a very distinguished 35 year career in the field of biomedicine.  Most recently, Dr. Harmison has served as a director and as chairman of the board of World Doc Foundation, a private foundation promoting health education and expanded knowledge of telemedicine, since June 2002.  Dr. Harmison has also served as a director and chief executive officer of ProCell Corporation, a cancer research company, since June 2000, and as a director of pHA Bio Remediation, an environmental restoration company, since 1997.  Dr. Harmison also served as chairman of Sequella Foundation, which promotes research into tuberculosis, from 1997 to 2001, and served as a director of Sequella Inc., a research and development company for tuberculosis products, from 1997 to 2000.  Dr. Harmison is the holder of the first domestic and foreign patents on the fully implantable artificial heart; and served as Chief Executive Officer of USET, Inc. from 1987 to 1989.  Dr. Harmison also served as the Director of the Robert Maxwell Foundation, a private foundation operating internationally and consisting of 21 operating companies, from 1987 to 1989.   He also served as the Principal Deputy Assistant Secretary for Health of the U.S. Public Health Service, Department of

Health and Human Services. Dr. Harmison has a Ph. D. from the University of Maryland and a B.S. and M.S. from West Virginia University.  He was also given an honorary Doctor of Science degree from West Virginia University.

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

Ms. Norma Provencio has served as a director since July 29, 2005.  Ms. Provencio is a certified public accountant with over 26 years of accounting experience, including significant audit and public company experience that qualify her as being financially sophisticated for AMEX audit committee purposes.  Since October 2003, Ms. Provencio has been president and owner of Provencio Advisory Services, Inc., a healthcare financial advisory firm.  Prior to that she was Partner-in-Charge of the Healthcare Industry for the Pacific Southwest for the KPMG LLP Partnership from May 2002 to September 2003.  Prior to that she was with Arthur Andersen from 1979 to May 2003, and was Partner-in-Charge of Andersen’s Pharmaceutical, Biomedical and Healthcare Practice for the Pacific Southwest from 1995 to 2002.  Ms. Provencio has also served on the Board of Directors of International Aluminum Corp. since October 2005.  Ms. Provencio holds a bachelors of science degree in accounting from Loyola Marymount University.

Mr. Rowland Perkins has served as a director since August 23, 2005.  Mr. Perkins has been involved in the entertainment industry for more than 40 years.  Since 1995, Mr. Perkins has been President of Double Eagle Entertainment, Inc., a company he established to develop and Produce feature, network and cable television films.  Mr. Perkins was the founding President of Creative Artists Agency, Inc., a company he co-founded in 1975 to represent all areas of creative talent in the entertainment industry.  From 1959 to 1975, Mr. Perkins was an executive with the William Morris Agency, Inc.  At William Morris, Mr. Perkins established and lead its TV Talent Division as Director, and then organized an led its Creative Services Department as Vice President.  Since 2001, Mr. Perkins has been Chairman of the Board of NPOWR Digital Media, Inc., a privately-held tech company which is promoting ‘stimTV’, which allows consumers to personalize their entertainment choices automatically on the broadband market.  Mr. Perkins also serves as a consultant, executive producer and the U.S. representative for Eagle Pictures SpA, an Italian film production and distribution company involved in the motion picture and television businesses internationally.  He also continues to executive produce select films.  In addition to the above, Mr. Perkins has been a long time member of the Academy of Television Arts and Sciences and has served on its Board of Governors.  He also has been a long time member of the Hollywood Radio and Television Society and served on its Board of Directors.  He has also served for fifteen years on the USC Libraries Scripter’s Award selection panel that annually selects the best screenplay/novel adaptation each year and gives awards to the novel’s author and the screenwriter.  Mr. Perkins graduated from UCLA with a bachelors of science degree in business administration ,and also holds an Honorary PhD in Media Communications from Pacific Western University.

Board Of Directors

Our bylaws set the authorized number of directors on our board of directors at not less than three nor more than nine, with the actual number fixed by a resolution of our board.  As noted above, there are currently seven directors serving on our board, Mss. Bunes, Black and Provencio, and Messrs. Hildebrandt, Harmison, Roston and Perkins.  All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified by our shareholders, both common and preferred, voting on a cumulative basis as one class, or until their earlier death, retirement, resignation or removal.  Each of the directors other than Ms. Bunes and Messrs. Hildebrandt and Harmison are “independent” directors as that term is defined by AMEX.

Board Committees

Our board of directors has established two committees to date, an audit committee currently comprised of Mss. Provencio and Ms. Black, and a compensation committee currently comprised of Ms. Black and Mr. Roston.  Ms. Provencio has the requisite public company accounting background or experience to be considered an “audit committee financial expert” as that term is defined by the SEC.

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

The following table describes the common share purchase options granted to our directors as of the date of this annual report as compensation for serving on our board and, if applicable, committees of our board.  The following table does not include common share purchase options principally granted for the provision of services in other capacities for the company, including as an officer or consultant.

Name	Grant Date	Common Shares Purchasable	Exercise Price	Expiration Date
Pamela M. Bunes (1)	7/22/2005	50,000	$ 3.43	7/22/2010
Rodney Hildebrandt (1)	7/29/2005	50,000	$ 3.43	7/22/2010
Ellsworth Roston	2/6/2003	150,000(2)	$ 0.88	2/5/2008
	11/3/2003	28,000	$ 4.40	11/2/2008
	4/1/2004	2,000	$ 6.00	3/31/2009

	7/8/2004	1,500	$ 3.95	7/7/2009
	11/1/2004	28,000	$ 2.90	10/31/2009
	1/3/2005	2,500	$ 5.05	1/2/2010
	1/3/2005	5,000	$ 5.05	1/2/2010
	11/1/2005	28,000	$ 3.18	10/31/2010
Dr. Lowell T. Harmison	6/5/2003	50,000	$ 4.20	6/5/2008
	6/6/2004	28,000	$ 6.25	6/5/2009
	6/6/2005	28,000	$ 4.20	6/5/2010
Jennifer Black	1/20/2004	50,000	$ 3.50	1/19/2009
	4/1/2004	500(3)	$ 6.00	3/31/2009
	1/3/2005	10,000	$ 5.05	1/2/2010
	1/20/2005	28,000	$ 3.65	1/19/2010
	1/3/2006	10,000	$ 2.70	1/2/2011
	1/20/2006	28,000	$ 2.90	1/19/2011
Norma Provencio	7/29/2005	50,000	$ 3.34	7/29/2010
	7/29/2005	10,000	$ 3.34	7/29/2010
Rowland Perkins	8/23/2005	50,000	$ 3.45	8/23/2010

(3)

Does not include options granted in capacity as an officer.

(2)

50,000 shares pre-split.

(3)

Ms. Black was originally granted 2,000 options for service on the audit committee, however, 1,500 options lapsed upon her resignation from the audit committee effective July 8, 2004.  Ms. Black subsequently rejoined the audit committee on January 3, 2005.

All of the above common share purchase options vest quarterly.  We do not currently provide our directors with cash compensation, although we do reimburse their expenses.

Medical Advisory Board

Signalife has composed a board of medical advisors comprised of Drs. Lowell T. Harmison, Michael M. Laks, Mitchell W. Krucoff and Andrea Natale to provide strategic assistance in the design, development and marketing of our medical devices.

Dr. Lowell T. Harmison, Ph. D., is a member of Signalife’s board of directors, and has served as a Senior Advisor since February of 2003.  Dr. Harmison’s background is provided earlier in this annual report in that section captioned “Business Experience”.

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

Senior Medical Advisors

Dr. Michael M Laks, M.D., who has been a senior medical advisor to Signalife since June 2003, is presently a Distinguished Professor of Medicine in the Division of Cardiology at the UCLA School of Medicine, Senior Physician at the Harbor-UCLA Medical Center, a reviewer for the New England Journal of Medicine, and Associate Editor of the Journal of Electrocardiology.  Dr. Laks has published over 400 scientific and medical-related papers, and is a leading researcher in the field of computerized electrocardiography, with a research focus on microelectronics, cardiovascular system, bioengineering, electrophysiology, cardiovascular diseases, cardiology, automated clinical analysis, medical instrumentation, biotechnology and death and mortality, and having served as a consultant to Hewlett Packard on its first computerized ECG program.

Medical Advisor Compensation

Each of the members of the medical advisory board and each senior medical advisor provide consulting services to Signalife under consulting agreements and, as such, do not receive additional compensation for acting as a member of the medical advisory board.

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

Dr. Mitchell W. Krucoff is compensated for providing consulting services under an agreement dated May 26, 2004.  Under that agreement Signalife will pay Dr. Krucoff for his services the sum of $3,750 per quarter.

Dr. Natale is compensated for providing consulting services under a three-year agreement dated September 10, 2004. Under that agreement Signalife will pay Dr. Natale for her services the sum of $4,500 per quarter.

Other Significant Employees And Consultants

William R. Matthews has served as our Director of Regulatory Affairs since July 2004.  Prior to joining Signalife, Mr. Matthews provided consulting services to Signalife from December 2003 to July 2004, was Vice President, Government Affairs and Product Assurance for Viasys Healthcare (NYSE:VAS) from February 1999 to December 2003, was Executive Vice President, Operations, of Xylum Corporation from 1993 to 1998; was Corporate Director Engineering and Manufacturing, and ultimately Corporate Director, Product Assurance and Regulatory Affairs for W.R. Grace Company (NYSE:GRA) from 1987 to 1993; was Plant Manager for Beiersdorf, Inc. from 1981 to 1987; and Production Supervisor, R&D Supervisor and ultimately Production

Superintendent for Best Foods Inc. from 1976 to 1981. Mr. Matthews holds a Bachelors of Science degree in chemistry awarded by St. Peters University (New Jersey).

Employment And Consulting Agreements With Executive Management

Pamela M. Bunes, Chief Executive Officer and President

On April 15, 2005, Signalife entered into a five-year employment agreement with Ms. Pamela M. Bunes with respect to the provision of services as our Chief Executive Officer and President and as a director of the company in connection with her appointment as our Chief Executive Officer and President on that date.  The essential terms of the employment agreement are as follows:

•

Ms. Bunes is entitled to a base salary of $300,000 per year, subject to adjustment after the first anniversary of the agreement upon a performance review by the board.

•

Ms. Bunes is entitled to a $32,000 signing bonus; and

•

Ms. Bunes is entitled to a number of employee benefits under the agreement, including the provision of an automobile and the right to participate in company benefit plans, including any bonus plans established for management or other benefit plans established for executive officers.

•

In addition, Ms. Bunes was granted a share purchase option entitling her to purchase 750,000 unregistered common shares at $3 per share, reflecting the closing price of our common stock as of the date of the agreement.  The right to exercise the option vests quarterly in tranches of 37,500 shares per quarter over the term of the employment agreement based upon the continuous provision of services by Ms. Bunes, and lapse to the extent unexercised on April 15, 2010 with respect to the first sixteen quarterly tranches, and April 15, 2011 with respect to the final four quarterly tranches.

The employment agreement provides for early termination in the case of Ms. Bunes’ death or disability, Ms. Bunes’ termination by Signalife for “cause” as that term is defined in the agreement; and Ms. Bunes’ termination of employment for “good reason” as that term is defined in the agreement, which includes a change in control.  Signalife and Ms. Bunes may each also terminate the agreement upon 60 days’ prior notice with cause or good reason, respectively.  In the event of an early termination of the agreement for any reason, all compensation and benefits under the agreement will terminate as of the date of termination, with the payment of any bonuses payable under any bonus plan adopted by the company being pro rated as of the date of termination.  In addition, all unvested options shall lapse.  In the event of Ms. Bunes’ death or in the event Signalife should terminate the agreement without cause or should Ms. Bunes terminate the agreement for good reason, Signalife shall also be obligated to continue to pay Ms. Bunes her base salary and to continue to provide employee benefits for a period of twelve months, except that in the event of Ms. Bunes death, this obligation shall terminated upon the expiration of the intended term of the agreement if shorter.

Concurrent with entering into the employment agreement, we entered into an indemnification agreement with Ms. Bunes.

Rodney Hildebrandt, Chief Operating Officer and Secretary

On April 18, 2005, Signalife entered into a four-year employment agreement with Mr. Rodney Hildebrandt with respect to the provision of services as our Chief Operating Officer and Secretary and as a director of the company.  The essential terms of the employment agreement are as follows:

•

The agreement has a term commencing effective as of March 22, 2005 and ending on March 21, 2010;

•

Mr. Hildebrandt is entitled to a base salary of $125,000 per year, subject to adjustment after the first anniversary of the agreement upon a performance review by the board; and

•

Mr. Hildebrandt is entitled to a number of employee benefits under the agreement, including the provision of an automobile and the right to participate in company benefit plans, including any bonus plans established for management or other benefit plans established for executive officers.

•

In addition, Mr. Hildebrandt was be granted a share purchase option entitling him to purchase 1,000,000 unregistered common shares at $3.10 per share, reflecting the closing price of our common stock as of the date of the agreement.  The right to exercise the option vests quarterly in tranches of 62,500 shares per quarter over the term of the employment agreement based upon the continuous provision of services by Mr. Hildebrandt, and lapse to the extent unexercised on April 18, 2010.

The employment agreement provides for early termination in the case of Mr. Hildebrandt’s death or disability, Mr. Hildebrandt’s termination by Signalife for “cause” as that term is defined in the agreement; and Mr. Hildebrandt’s termination of employment for “good reason” as that term is defined in the agreement, which includes a change in control.  Signalife and Mr. Hildebrandt may each also terminate the agreement upon 60 days’ prior notice with cause or good reason, respectively.  In the event of an early termination of the agreement for any reason, all compensation and benefits under the agreement will terminate as of the date of termination, with the payment of any bonuses payable under any bonus plan adopted by the company being pro rated as of the date of termination.  In addition, all unvested options shall lapse.  In the event of Mr. Hildebrandt’s death or in the event Signalife should terminate the agreement without cause or should Mr. Hildebrandt terminate the agreement for good reason, Signalife shall also be obligated to continue to pay Mr. Hildebrandt his base salary and to continue to provide employee benefits for a period of twelve months, except that in the event of Mr. Hildebrandt death, this obligation shall terminated upon the expiration of the intended term of the agreement if shorter.

Concurrent with entering into the employment agreement, we entered into an indemnification agreement with Mr. Hildebrandt.

Budimir Drakulic, Vice President and Chief Technology Officer

On October 11, 2002, Signalife reached an agreement-in-principle with Dr. Budimir Drakulic to become our Vice President and Chief Technology Officer on a consulting basis through his consulting companies.  Pursuant to that understanding, on October 15, 2002, we entered into a loan-out agreement with B World Technologies, Inc. (“B World Technologies”) B Technologies, Inc. (“B Technologies”) relative to the provision of Dr. Drakulic’s services, which formally commenced as of that date.  Dr. Drakulic is the president and owner of these companies.  The essential terms of the loan-out agreement are as follows:

•

The agreement provides for a ten-year initial term.  After the initial term, the agreement renews automatically for successive one year terms, unless either party delivers 90-days’ written notice to the other of their intent not to renew.

•

Dr. Drakulic’s services are provided on a mutually-acceptable part-time basis.

•

Signalife is obligated to pay B Technologies a $10,000 bonus upon execution, and a monthly service fee of $15,000 thereafter.

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

Concurrent with entering into the loan-out agreement, B World Technologies, B Technologies and Dr. Drakulic signed an employment, confidential information, invention assignment and arbitration agreement under which they agreed, among other things, to assign to us all of Dr. Drakulic’s right, title and interest in and to any and all inventions, discoveries, etc. which he conceives or develops while engaged by Signalife.

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

Lowell T. Harmison, Consultant; Prior Transitional Co-Chief Executive Officer and Director

Dr. Harmison has previously rendered consulting services to Signalife under a three-year agreement dated February 14, 2003.  Under this agreement, Dr. Harmison provided advice to us in the areas of technological support and strategy, product development, medical and scientific advisory board development, and FDA regulation.  The parties have not yet discussed renewing or entering into a new agreement going forward.  The compensatory terms of the agreement are as follows:

•

Signalife is obligated to pay Dr. Harmison $36,000 per year over the term of the agreement, payable quarterly.

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

•

Dr. Harmison is entitled to receive grants of common share purchase options in tranches of 20,000 shares per milestone for assisting Signalife in attaining various milestones determined by our board of directors, including the preparation and filing with the FDA of a 510(k) application for our product as it relates to its incorporation into a vest, approval of that application by the FDA, and market launch of that product.

•

Dr. Harmison is entitled to receive a grant of 20,000 common shares in the event of a “change in control” as that term is defined in the agreement.

On January 21, 2005, we entered into a second consulting agreement with Dr. Harmison in connection with the provision of his services in evaluating the applicability of our technology to the EEG market.  Under this agreement, we acknowledged that Dr. Harmison had previously provided services for this project for which we compensated him with the sum of $70,000 in registered common shares, and that Dr. Harmison would provide an additional $84,000 in services, payable at the rate of $14,000 per month, to complete the project over a six month term.  An additional payment of $14,000 was made to cover a seventh month of service.

Ellsworth Roston, Consultant and Director

Mr. Roston is a patent attorney whose law firm Fulwider Patton Lee & Utecht, LLP, also handles our patent work.

Summary Compensation Table

The following table shows the compensation earned over each of the past three fiscal years by each person who was a “named executive officer” (as that term is defined by the SEC) of Signalife during fiscal 2005.

Long Term Compensation
		Annual Compensation (1)			Awards		Payouts
Named Executive Officer and Principal Position	Year	Salary	Bonus	Other	Restricted Stock	Securities Underlying Options & SARs	Long Term Incentive Plan	All Other Comp- ensation
Pamela M. Bunes (2) President and Chief Executive Officer	2005 2004 2003	$ 301,343 — —	$ — — —	$ 19,154(12) — —	$ — — —	800,000 — —	$ — — —	$ — — —
Dr. Lowell T. Harmison (3) Former Interim President and Chief Executive Officer	2005 2004 2003	$ 107,000(8) 54,000(8) 9,000(8)	$ — — —	$ — — —	$ — — —	28,000 28,000 266,000	$ — — —	$ — — —
Marvin H. Fink (4) Former Chief Executive Officer and President	2005 2004 2003	$ 1(9) 1(9) 1(9)	$ — — —	$ 11,763(13) 21,576(13) 19,998(13)	$ — — —	5,000 30,000 178,000	$ — — —	$ — — —
Rodney Hildebrandt (5) Chief Operating Officer	2005 2004 2003	$ 98,237 — —	$ — — —	$ 660(14) — —	$ — — —	1,050,000 — —	$ — — —	$ — — —
Dr. Budimir Drakulic (6) Vice President and Chief Technology Officer	2005 2004 2003	$ 287,325(10) 207,105(10) 180,000(10)	$ — — —	$ 15,925(15) — —	$ — — —	— — 750,000	$ — — —	$ — — —
Robert C. Scherne (7) Interim Chief Financial Officer	2005 2004 2003	$ 52,350(11) — —	$ — — —	$ — — —	$ — — —	— — —	$ — — —	$ — — —

(1)

Includes, among other things, perquisites and other personal benefits, securities or property paid to the recipient in all capacities to the company which exceed in the aggregate the lesser of either $50,000 or 10% of the total annual salary and bonus reported for that fiscal year.

(2)

Ms. Bunes has served as our President and Chief Executive Officer since April 15, 2005.

(3)

Dr. Harmison also served as interim Chief Executive Officer and interim President from March 26, 2005 and March 28, 2005, respectively, to April 15, 2005, when Ms. Bunes was hired.  Thereafter, Dr. Harmison served as co-CEO until July 15, 2005, when Ms. Bunes assumed all responsibilities under these positions.

(4)

Mr. Fink served as our Chief Executive Officer from October 12, 2002 to March 22, 2005, and as our President from October 12, 2002 to March 28, 2005.

(5)

Mr. Hildebrandt has served as our Chief Operating Officer since March 22, 2005.

(6)

Dr. Drakulic has served as our Vice President and Chief Technology Officer since October 15, 2002.

(7)

Mr. Scherne has served as our interim Chief Financial Officer from January 12, 2005 on a leased basis through Robert C. Scherne, CPA, PC, an agency that specializes in providing financial management personnel to businesses on a temporary basis.

(8)

Reflects payments to Dr. Harmison under his consulting agreements with the company.

(9)

Signalife has recorded a non-cash accounting expense in the amount of $80,000 to reflect the value of Mr. Fink’s services.

(10)

Includes consulting payments to B Technologies, a corporation owned and controlled by Dr. Drakulic, in connection with its provision of Dr. Drakulic’s services.

(11)

Amounts paid to Robert C. Scherne, CPA, PC.

(12)

Includes $15,391 in automobile allowance payments and $3,763 in premiums payable on health insurance.

(13)

Includes $1,200, $14,000 and $14,000 in automobile allowance payments for 2005, 2004 and 2003, respectively, and $10,563, $71,76 and $5,598 in premiums payable on health insurance for 2005, 2004 and 2003, respectively.

(14)

Premiums payable on health insurance.

(15)

Includes $1,440, in automobile allowance payments and $5,805 in premiums payable on life and health insurance.

Stock Options And Stock Appreciation Rights Grant Table

The following table provides certain information with respect to individual grants during the 2005 fiscal year to each of our named executive officers of common share purchase options or stock appreciation rights relating to our common shares:

Name	Common Shares Underlying Grant Of Options Or SARs In Fiscal 2005	As Percentage Of Grants To All Employees(1)	Exercise Or Base Price	FMV At Grant Date	Expiration Date
Pamela M. Bunes	633,333	26.5%	$3.00	$3.00	April 15, 2010
Pamela M. Bunes	116,667	4.9%	$3.00	$3.00	April 15, 2010
Pamela M. Bunes	50,000	2.1%	$3.43	$3.43	July 22, 2010
Rodney Hildebrandt	1,000,000	41.9%	$3.10	$3.10	April 18, 2010
Rodney Hildebrandt	50,000	2.1%	$3.43	$3.43	July 22, 2010
Dr. Lowell T. Harmison	28,000	1.2%	$4.20	$4.20	October 11, 2009
Marvin H. Fink	2,000	0.1%	$5.05	$5.05	October 11, 2009
Dr. Budimir S. Drakulic	—	—	—	—	—
Robert C. Scherne	—	—	—	—	—

(1)

The numerator in calculating this percentage includes common share purchase options granted to each named executive officer in fiscal 2005 in all capacities with the company, including as an officer, director or consultant.  In calculating the percentage of grants with respect to each named executive officer, the denominator is 2,387,500, which represents options granted to all Signalife employees during fiscal 2005, plus the amount of any options granted to such named executive officer in any capacity other than as an officer.

Stock Options And Stock Appreciation Rights Exercise And Valuation Table

The following table provides certain information with respect to each of our named executive officers concerning any common share purchase options or stock appreciation rights they may have exercised in fiscal 2005, and the number and value of any unexercised common share purchase options or stock appreciation rights they may hold as of December 31, 2005:

Unexercised In-The-Money Options and SARs at December 31, 2005
Named Executive Officer	Shares Acquired On Exercise	Value Realized (1)	Number (Exercisable/ Unexercisable)	Value (2) (Exercisable/ Unexercisable)
Pamela M. Bunes	—	—	— / —	— / —
Rodney Hildebrandt	—	—	— / —	— / —
Dr. Lowell T. Harmison	—	—	216,000 / 0	$362,880 / $0
Marvin H. Fink	—	—	178,000 / 0	$275,580 / $0
Dr. Budimir S. Drakulic	—	—	515,625 / 234,375	$876,563 / $398,438
Robert C. Scherne	—	—	— / —	— / —

(2)

The dollar amount shown represents the difference between the fair market value of our common stock underlying the options as of the date of exercise and the option exercise price.

(2)

The dollar value provided represents the cumulative difference in the fair market value of our common stock underlying all in-the-money options as of December 31, 2005 and the exercise prices for those options.  Options are considered “in-the-money” if the fair market value of the underlying common shares as of the last trading day in fiscal 2005 exceeds the exercise price of those options.  The fair market value of Signalife common shares for purposes of this calculation is $2.65, based upon the closing price for our common shares as quoted on AMEX on December 31, 2005.

Compliance With Section 16

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is a director or executive officer of Signalife, or who beneficially holds more than 10% of any class of our securities which have been registered with the SEC, to file reports of initial ownership and changes in ownership with the SEC.  These persons are also required under SEC regulations to furnish us with copies of all Section 16(a) reports they file.  The reporting obligation of Section 16(a) became applicable to our directors, executive officers and 10% shareholders upon our becoming a registered company under the Securities and Exchange Act of 1934 upon the listing of our common shares with AMEX in June 2005.

To our knowledge based solely on our review of the copies of the Section 16(a) reports furnished to us and written representations to us that no other reports were required, the following directors and executive officers were late or deficient with respect to the following filings under Section 16(a) during or relating to fiscal 2005:  (1) each of our directors and executive officers (Mss. Bunes, Black and Provencio and Messrs. Hildebrandt, Harmison, Roston, Perkins and Drakulic) failed to timely file a form 4 relating to their initial holdings following our listing with AMEX or their later appointment, as the case may be, and; (2) Ms. Provencio and Messrs. Harmison and Perkins failed to timely file a form 5 with respect to fiscal 2005 reporting those delinquent filings.

Code of Ethics

Our Board of Directors adopted a code of ethics for management.  We will provide a copy of the code without charge to any person who sends a request for a copy to our principal executive officers.

PRINCIPAL SHAREHOLDERS

The following table sets forth selected information, computed as of March 23, 2006, about the amount of shares beneficially owned by each of our “executive officers” (defined as our President, Secretary, Chief Financial Officer or Treasurer, any vice-president in charge of a principal business function, such as sales, administration or finance, or any other person who performs similar policy making functions for our company or those of any of our subsidiaries); each of our directors (or those of our subsidiaries); each person known to us to own beneficially more than 5% of any class of our securities; and the group comprised of our current directors and executive officers.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which calculates ownership based solely upon sole or shared voting power or investment power, and the information is not necessarily indicative of beneficial ownership for any other purpose, including the determination of direct or indirect pecuniary ownership.  See footnote (1) to this table.  We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.  Unless otherwise stated, the address of each person is 531 South Main Street, Suite 103, Greenville, South Carolina 29601

	Class Of Stock(1)
	Common (Voting)		Series ‘A’ Preferred (2) (Voting)
Name	Amount	%	Amount	%
Pamela M. Bunes (3)(4)	84,667(11)	0.2%	0	—
Rodney Hildebrandt (3)(4)	287,500(12)	0.7%	0	—
Robert C. Scherne (3)	0	—	0	—
Dr. Budimir S. Drakulic (3)	1,162,500(13)	3.0%	0	—
Dr. Lowell T. Harmison (4)	339,293(14)	0.9%	0	—
Ellsworth Roston (4)	963,250(15)	2.5%	0	—
Jennifer Black (4)	98,000(16)	0.3%	0	—
Norma Provencio (4)	45,000(17)	0.1%	0	—
Rowland Perkins (4)	37,500(18)	*	0	—
Tracey Hampton / ARC Finance Group, LLC (5)(6)	22,605,800(19)	58.6%	0	—
Trellus Partners, LP (5)(7)	3,062,500(20)	7.6%	0	—
Gruber & McBaine Capital Management, LLC, & Affiliates (5)(8)	4,186,300(21)	10.6%	0	—
Marvin H. Fink (5)(9)	2,263,000(22)	5.8%	0	—
Otape Investments LLC (5)(10)	0	—	83,335	84.5%
John Viney (5)	0	—	10,104	10.2%
Directors and executive officers, as a group	3,017,710(23)	7.4%	0	—

*

Less than one-tenth of one percent.

(1)

Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrant or conversion of series ‘A’ preferred shares. The number of outstanding shares of our common and series ‘A’ preferred shares as of March 24, 2006 are 38,606,172 and 163,897 shares, respectively.

(2)

Each series ‘A’ preferred share is convertible into one common share.

(3)

Executive Officer.

(4)

Director.

(5)

5% shareholder.

(6)

The address of Ms. Hampton and ARC Finance Group LLC is 23679 Calabasas Road, Suite 754, Calabasas, CA 91302.

(7)

The address of Trellus Partners LP is 350 Madison Avenue 9th Floor, New York, New York 10017.

(8)

The address of Gruber McBaine Capital Management, LLC, J. Patterson McBaine and the Jon D. and Linda W. Gruber Trust dated July 4, 2004 is 50 Osgood Place, San Francisco, CA 94133.

(9)

The address of Mr. Fink is 11500 West Olympic Boulevard, Los Angeles, CA 90064.

(10)

The address of Otape Investments LLC is 1 Manhattan Road, Purchase, NY 10577.

(11)

Includes 66,666 common shares issuable upon exercise of vested warrants granted to Ms. Bunes in her capacity as Chief Executive Officer.

(12)

Includes 287,500 common shares issuable upon exercise of vested warrants granted to Mr. Hildebrandt in his capacity as Chief Operating Officer.

(13)

Includes 600,000 common shares held by B World Technologies, Inc., and 562,500 common shares issuable upon exercise of vested options granted to B World Technologies in connection with services performed by Dr. Drakulic.  B World Technologies is owned and controlled by Dr. Drakulic.

(14)

Includes 216,000 common shares issuable upon exercise of vested warrants granted to Dr. Harmison in his capacity as a consultant, and 123,293 common shares issuable upon exercise of vested options granted to Dr. Harmison in his capacity as a director.

(15)

Includes 296,250 common shares held by Roston Enterprises, 450,000 common shares issuable upon exercise of vested warrants granted to Mr. Roston in his capacity as a consultant, and 217,000 common shares issuable upon exercise of vested options granted to Mr. Roston in his capacity as a director.

(16)

Includes 98,000 common shares issuable upon exercise of vested options granted to Ms. Black in her capacity as a director.

(17)

Includes 45,000 common shares issuable upon exercise of vested warrants granted to Ms. Provencio in her capacity as a director.

(18)

Includes 37,500 common shares issuable upon exercise of vested warrants granted to Mr. Perkins in his capacity as a director.

(19)

Includes 21,630,800 common shares directly held by ARC Finance Group, LLC, and 975,000 common shares held by an independent trustee of revocable blind trusts established by ARC Finance Group as reported by ARC Finance Group in a schedule 13D filed with the SEC on February 15, 2006.  ARC Finance Group is owned and controlled by Ms. Hampton.  As reported in the schedule 13D, the blind trusts were established pursuant to section 16 of the Securities and Exchange Act of 1934 in principal part to ensure that ARC Finance Group and its principals and affiliates have no control or knowledge of selling or buying activities with respect to the sale, purchase, hypothecation or other transfer or disposition of common shares held by the trustee, thereby allowing ARC Finance Group to avoid the appearance of any impropriety relative to the use of inside information in connection with such decisions and activities in view of ARC Finance Group’s putative ability as majority shareholder to procure inside information.  In order to maintain the confidentiality of all transactions by the trustee of the blind trusts and to protect itself from even the appearance of insider trading, the trustee is legally prohibited from providing to ARC Finance Group, and ARC Finance Group is legally prohibited from requesting from the trustee, any information regarding the holdings of the blind trusts or transactions in the company’s securities.  As a consequence, the current holdings of the trustee of the blind trusts in our common shares may be less or more than the 975,000 shares reported as held by the trustee for purposes of preparing this table.

(20)

Includes 1,500,000 common shares issuable upon exercise of vested warrants.

(21)

Includes:  (1) 3,286,300 common shares representing the highest number of common shares reported by Gruber McBaine Capital Management, LLC and its affiliates, to wit, Jon D. Gruber, J. Patterson McBaine, and Eric Swergold, as reported on their schedule 13D filed with the SEC on February 13, 2006, (2)  and beneficially owned by Lagunitas Partners LP, including 630,000 shares issuable upon exercise of vested warrants; (2) 630,000 shares issuable upon exercise of vested warrants held by Laganitas Partners; (3) 150,000 shares issuable upon exercise of vested warrants held by Gruber & McBaine International; (4)  60,000 shares issuable upon exercise of vested warrants held by J. Patterson McBaine;  and (5) 60,000 shares issuable upon exercise of vested warrants held by the Jon D. and Linda W. Gruber Trust dated July 4, 2004.  Voting and investment power over Lagunitas Partners LP is held by its general partner, Gruber & McBaine Capital Management, LLC.  Voting and investment power over shares beneficially owned by Gruber & McBaine International is held by its investment advisor, Gruber & McBaine Capital Management, LLC.  Gruber & McBaine Capital Management, LLC is controlled by its managers, Messrs. J. Patterson McBaine and Jon D. Gruber.  Voting and investment power over shares beneficially owned by the Jon D. and Linda W. Gruber Trust dated July 4, 2004 is held by its trustees, Jon D. Gruber and Linda W. Gruber.

(22)

Includes 2,100,000 common shares held by the Fink Family Trust, and 213,000 common shares issuable upon exercise of vested options granted to Mr. Fink in his capacity as a director.

(23)

Includes 2,979,166 common shares issuable upon exercise of vested common share purchase options and warrants.

TRANSACTIONS AND BUSINESS RELATIONSHIPS WITH
MANAGEMENT AND PRINCIPAL SHAREHOLDERS

Transactions With Executive Officers, Directors And Shareholders

Summarized below are certain transactions and business relationships between Signalife and persons who are or were an executive officer, director or holder of more than five percent of any class of our securities since January 1, 2004:

•

On January 21, 2005, we entered into a consulting agreement with one of our directors, Dr. Lowell T. Harmison, in connection with the provision of his services in evaluating the applicability of our technology to the EEG market.  For a description of this agreement, see “Business—Employment And Consulting Agreements With Executive Management”.

•

On April 15, 2005, we entered into a five-year employment agreement with Ms. Pamela M. Bunes with respect to the provision of services as our Chief Executive Officer and President and as a director of the company.  For a description of this agreement, see “Business—Employment And Consulting Agreements With Executive Management”.

•

On April 18, 2005, we entered into a four-year employment agreement with Mr. Rodney Hildebrandt with respect to the provision of services as our Chief Operating Officer and Secretary and as a director of the company.  For a description of this agreement, see “Business—Employment And Consulting Agreements With Executive Management”.

•

Mr. Robert C. Scherne provides his services as Interim Chief Financial Officer on a leased basis through Robert C. Scherne, CPA, PC.  For a description of this arrangement, see “Business—Employment And Consulting Agreements With Executive Management”.

•

One of our directors, Mr. Ellsworth Roston, is a patent attorney whose law firm, Fulwider Patton Lee & Utecht, LLP, also handles our patent work and which is compensated separately for the provision of Mr. Roston’s legal services.  During fiscal 2005, Fulwider Patton Lee & Utecht, LLP provided services to Signalife in the amount of $162,603.

Parent Corporation

ARC Finance Group, LLC, is the beneficial holder of approximately 57% of our common shares outstanding as of March 24, 2006.  ARC Finance Group is principally owned and controlled by Ms. Tracey Hampton.  ARC Finance Group has the ability to elect a majority of our board of directors, and thereby control our management.  ARC Finance Group also has the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.

EQUITY COMPENSATION PLANS

Summary Equity Compensation Plan Data

The following table sets forth information compiled on an aggregate basis as of December 31, 2005 with respect to the various equity compensation plans, including stand-alone compensation arrangements, under which we have granted or are authorized to issue equity securities to employees or non-employees in exchange for consideration in the form of goods or services:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants Or Rights	Weighted- Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights)
Equity compensation plans approved by shareholders: Signalife, Inc. 2002 Stock Plan	4,164,837	$ 2.52	530,288
Equity compensation plans not approved by shareholders: Signalife, Inc. 2003 Nonqualified Stock Option And Stock Plan Stand-alone grants	— 1,986,288	$ — $ 3.06	334,855 —
Total	6,151,125	$ 2.70	865,143

Description of Equity Compensation Plans Approved By Shareholders

Signalife has one equity compensation plan or arrangement that has been approved by our shareholders, the Signalife, Inc. 2002 Stock Plan (the “2002 Stock Plan”), formerly known as the Recom Managed Systems, Inc. 2002 Stock Plan.  Signalife adopted the 2002 Stock Plan, pursuant to which 6,000,000 common shares (2,000,000 shares pre-split) were originally reserved for issuance, on November 1, 2002.  Shareholder approval was received on June 5, 2003.

The 2002 Stock Plan was adopted by our board of directors as a vehicle to encourage and provide for the acquisition of an equity interest in Signalife by our employees, officers, directors and consultants.  Our board believes the plan will enable us to attract and retain the services of key employees, officers, directors and consultants upon whose judgment, interest and special effort the successful conduct of its operations is largely dependent, and to motivate those individuals by providing additional incentives and motivation toward superior performance.

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

As of March 24, 2006, there were 4,198,462 common shares issued or reserved for issuance under the 2002 Stock Plan, and 592,288 common shares available for issuance.

Description of Equity Compensation Plans Not Approved By Shareholders

2003 Stock Plan

Signalife has one formal stock plan considered to be an equity compensation plan or arrangement that has not been approved to date by our shareholders, the Signalife, Inc. 2003 Nonqualified Stock Option And Stock Plan (the “2003 Stock Plan”) , formerly known as the Recom Managed Systems, Inc. 2003 Nonqualified Stock Option And Stock Plan.  Signalife adopted the 2003 Stock Plan, pursuant to which 1,500,000 common shares (500,000 shares pre-split) were originally reserved for issuance, on March 31, 2003.  The 2003 Stock Plan was adopted by our board of directors as a vehicle to encourage and provide for the acquisition of an equity interest in Signalife by our employees, officers, directors and consultants.  Our board believes the plan will enable us to attract and retain the services of key employees, officers, directors and consultants upon whose judgment, interest and special effort the successful conduct of its operations is largely dependent, and to motivate those individuals by providing additional incentives and motivation toward superior performance.

The 2003 Stock Plan allows our board of directors to grant stock options or issue stock from time to time to our employees, officers, directors and consultants.  Options granted under the 2003 Plan do not qualify under Section 422 of the Internal Revenue Code as incentive stock options.

The 2003 Stock Plan also provides that our board of directors, or a committee, may issue free-trading or restricted stock pursuant to stock right agreements containing such terms and conditions as our board of directors deems appropriate.

As of March 24, 2006, there were no common shares issued or reserved for issuance under the 2003 Stock Plan, and 323,809 common shares available for issuance.

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

To date, we are a development stage company principally engaged in research and development, organizational and startup activities which has only recently  introduced our first heart monitoring product, the Fidelity 100 Monitor System, to market, and does not yet have revenues.  Our limited operating history will make it difficult, if not impossible, to predict future operating results and to assess the likelihood of our business success in considering an investment in our company.  Risks and issues inherent in the establishment and expansion of a new business enterprise which we face include, among others, problems of entering new markets, marketing new technologies, hiring and training personnel, acquiring reliable facilities and equipment, and implementing operational controls.  As a development stage company, we are also subject to risks and or levels of risk that are often greater than those encountered by companies with established operations and relationships.  Development stage companies often require significant capital from sources other than operations.  Since we are a start-up business, our management and employees will shoulder the burdens of the business operations and a workload associated with company growth and capitalization that is disproportionately greater than that for an established business.  We cannot give you any assurance that we will successfully address these risks.  Our prospects must be considered speculative, which may limit our ability to encourage further investment in our company.

We have no revenues to date and have accumulated losses since our inception.  Our continued inability to generate revenues and profits could cause us to go out of business.

We have incurred cumulative net losses after preferred dividends available to common shareholders in the amount of $23,540,477 from our inception through December 31, 2005.  We have no commercial product sales or revenues to date, although we have commenced commercial marketing of our first heart monitoring product, the Fidelity 100 Monitor System, in March 2006.  Once we commence marketing our heart monitoring products, we project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs for an indefinite period of time.  We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive when our products are initially introduced to markets.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

As noted in the prior risk factor, we commenced commercial marketing of our first heart monitoring product, the Fidelity 100 Monitor System, in March 2006, and further anticipate that after such introduction we will continue to be cash flow negative due to our costs exceeding our revenues for an indefinite period of time.  We believe that our currently available working capital will be sufficient to continue our business for at least the next twelve months.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

We intend to sell our heart monitoring products to individual patients and doctors, hospitals and clinics who will seek reimbursement from various third party payors, including government health programs, private health insurance plans, managed care organizations and other similar programs.  We can give you no assurance that reimbursement will be available from third party payors at all, or for more than a nominal portion of the cost of our products.

We are dependent upon Rubbermaid in providing our United States marketing and sales functions.  Should Rubbermaid’s performance be unsatisfactory, we may not be able to replace it given the exclusive nature of its rights to perform marketing and sales functions within the United States.  If either Signalife or Rubbermaid terminate the agreement, we would then need to develop or procure other marketing and distribution channels within the United States, which would cause delays or interruptions in our product supply and result in the loss of significant sales or customers.

In March 2006, we signed an agreement with Rubbermaid, Inc. to act as our exclusive sales and marketing agent within the United States for up to ten years for our Fidelity 100 Monitor System and our first Signalife Holter Monitor.  As a consequence, our ability to effectively market and distribute these products will be dependent upon Rubbermaid’s strength and financial condition, its expertise and relationships with customers, and its interest in selling and marketing our products.  Although there are performance conditions in the governing agreement, they are relatively low and easy for Rubbermaid to attain, and we would not generally be able to terminate the agreement due to lesser-than-expected performance by Rubbermaid.  If our relationships with Rubbermaid were to terminate, we would need to either develop alternative relationships or develop our own internal sales and marketing forces to continue to sell our products.  In such an event, these efforts would require significant cash and other resources that would be diverted from other uses, if available at all, and could cause delays or interruptions in our product supply to customers, which could result in the loss of significant sales or customers.

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

Our success depends to a critical extent on the continued efforts of services of our executive management team comprised of Ms. Pamela M. Bunes, our Chief Executive Officer and President, Mr. Rodney Hildebrandt, our Chief Operating Officer, and Dr. Budimir S. Drakulic, our Vice President and Chief Technology Officer.  Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital.  Ms. Bunes and Mr. Hildebrandt are currently employed pursuant to five-year employment agreements, while Dr. Drakulic is employed as a consultant under a loan-out agreement through October 15, 2012.  None of these agreements will preclude any of these key officers from leaving the company.  We currently maintain key man life insurance policies in the amount $3 million with respect to Dr. Drakulic which will assist us in recouping some of our costs in the event of the death of that officer.

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

ARC Finance Group, LLC, which is owned and controlled by Ms. Tracey Hampton, owns a majority of our outstanding common shares.  As a consequence of its controlling stock ownership position, ARC Finance Group retains the ability to elect a majority of our board of directors or to remove any director, and thereby controls our management.  ARC Finance Group also has the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.  ARC Finance Group actively evaluates potential modifications to our board of directors and management, and could make such modifications—or wholesale changes—at any time if deemed to be in the company’s best interest.

The sale of a large amount of common shares held by our shareholders or our executive officers or directors, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

The ability of our majority shareholder, ARC Finance Group, LLC, to sell common shares under Rule 144 is unclear under current SEC interpretations relating to eligibility for use of that safe harbor.  As a consequence, in July 2005 we registered 3,500,000 common shares held by ARC Finance Group for resale to provide it with a mechanism to sell such shares on the public market in the future should it decide to do so, without waiving the right of ARC Finance Group to sell common shares under Rule 144.  We understand that ARC Finance Group has continuously sold and plans to continue to sell shares under this registration statement, both directly under 10b-5 plans it has established or indirectly under blind trusts it has established, and believe that a large number of these shares remain available for sale.  We have also previously registered large amounts of common shares for other selling shareholders, including a large amount of common shares issuable to selling shareholders upon their exercise of common share purchase warrants.  We are also under an obligation to register shares issuable in connection with recent private placements of our common shares and common share purchase warrants.  Some of our executive officers and directors also hold large amounts of common shares that they may sell under Rule 144 subject to control stock volume limitations.  We intend to register these shares under a resale prospectus contained in a registration statement on form S-8, which would increase the overall number of such shares that those officers and directors may sell on the public markets subject to volume restrictions imposed under form S-8.  Some of our executive officers and directors also hold common stock purchase options entitling them to acquire large amounts of common shares.  We also intend to register these shares under a resale prospectus contained in a registration statement on form S-8, which would provide those officers and directors with a mechanism to immediately sell such shares on the public markets subject to volume restrictions imposed under form S-8.

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

There are currently outstanding as of March 24, 2006, (1) 163,897 series ’A’ preferred shares each convertible into one common share at the conversion rate of $3 per share, and (2) share purchase options and warrants entitling the holders to purchase 10,355,686 and 179,292 common shares and series ‘A’ preferred shares, respectively, at weighted average exercise prices of $2.43 and $3.60 per share, respectively.  Included in these share purchase options are a large number granted to directors, officers, employees and consultants that are subject to vesting conditions.  In the event of the conversion or exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares.  In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their conversion or exercise of these securities.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 common and 10,000,000 “blank check” preferred shares.  After taking into consideration our common and series ‘A’ preferred shares outstanding as of March 24, 2006, we will be entitled to issue up to 61,393,828 additional common shares and 9,934,738 additional preferred shares.  Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On November 1, 2005, our majority shareholder, ARC Finance Group, approved a change in our corporate name to Signalife, Inc. pursuant to a written consent to action.

MARKET PRICE OF AND DIVIDENDS ON OUR COMMON SHARES
AND RELATED STOCKHOLDER MATTERS

Description Of Market

Our common shares are currently quoted on the American Stock Exchange or AMEX under the symbol “SGN.”  Prior to the commencement of trading on AMEX on June 8, 2005, our common shares were quoted on the OTCBB under the symbol “RECM.”  The following table sets forth the quarterly high and low bid prices for our common shares for the periods indicated.  The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

		Bid Price
Period	Volume	High	Low

2005:
Fourth Quarter	2,058,900	$ 3.29	$ 2.42
Third Quarter	3,900,400	3.99	2.94
Second Quarter	5,616,257	4.95	2.76
First Quarter	5,761,852	5.05	2.72
2004:
Fourth Quarter	8,279,376	$ 5.25	$ 1.80
Third Quarter	6,462,439	4.90	1.93
Second Quarter	6,265,699	8.90	4.07
First Quarter	5,541,962	6.15	3.05

The closing price for our common shares on March 23, 2006 as reported by AMEX was $3.05 per share. There were 388 registered holders or persons otherwise entitled to hold our common shares as of that date pursuant to a shareholders’ list provided by our transfer agent as of that date and our records relating to issuable shares.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

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

Repurchases Of Equity Securities

Since September 30, 2005, we did not repurchase any equity securities.

Recent Sales Of Unregistered Securities

Since September 30, 2005, we have not sold or issued any securities not registered under the Securities Act of 1933 that were not previously reported in a periodic report on form 10-QSB or on a current report on form 8-K, with the exception of the following:

•

On November 1, 2005, we issued to a director, Mr. Ellsworth Roston, as compensation for further serving on our board of directors, options to purchase 28,000 common shares at $3.18 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 1, 2005, and lapse if unexercised on October 31, 2010, subject to acceleration and forfeiture provisions.  We valued the grant at $43,161 for pro forma financial statement purposes using the Black-Scholes model.

•

On January 3, 2006, we issued to a director, Ms. Jennifer Black, as compensation for further serving on the audit committee of our board of directors, options to purchase 10,000 common shares at $2.70 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing January 3, 2006, and lapse if unexercised on January 2, 2011, subject to acceleration and forfeiture provisions.  We valued the grant at $12,853 for financial statement purposes using the Black-Scholes model.

•

On January 20, 2006, we issued to a director, Ms. Jennifer Black, as compensation for further serving on our board of directors, options to purchase 28,000 common shares at $2.90 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing January 20, 2006, and lapse if unexercised on January 19, 2011, subject to acceleration and forfeiture provisions.  We valued the grant at $38,653 for financial statement purposes using the Black-Scholes model.

•

On March 14, 2006, we issued to a consultant, James M. Lyons, as compensation for the provision of consulting services under a two-year consulting agreement, options to purchase 450,500 common shares at $2.75 per share.  The services to be provided by Mr. Lyons under the consulting agreement relate to strategic, advisory, marketing and public capital markets matters to Signalife as it rolls-out its technologies, including strategic advisory services, consulting services on mergers and acquisitions, evaluative services on joint venture relationships, general business advice, capital structure consultation, and the configuration and/or additional to management, staff and our board of directors.  The fair market value of our common shares as of date of grant was $2.89 per share, affording Mr. Lyons a $0.14 discount from market.  The first 150,000 options vest on the one month anniversary date, but will be forfeited on a pro rata basis to the extent the agreement is agreement is terminated on or before the nine-month anniversary date.  The balance of the options will vest on the second through twenty-fourth monthly anniversary dates provided that Mr. Lyons is then employed on that date.  The options lapse if not unexercised by March 14, 2011, subject to acceleration and forfeiture provisions. We valued the grant at $622,405 for financial statement purposes using the Black-Scholes model.

The offer and sale of the securities in each offering described above was exempt from the registration requirements of the Securities Act under SEC Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act insofar as:  (1) except as stated above, each of the investors was accredited within the meaning of Rule 501(a); (2) pursuant to Rule 506(b)(2)(i), there were no more than 35 non-accredited investors in the offering; (3) pursuant to Rule 506(b)(2)(ii), each purchaser in the offering who was not accredited either alone or with his purchaser representative had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risk of the investment, or the company reasonably believed immediately prior to making the sale that such investor came with this description; (4) no offers or sales under the offering was effected through any general solicitation or general advertising within the meaning of Rule 502(c); and (5) the transfer of the securities in the offering were restricted by the company in accordance with Rule 502(d).  Except as stated above, no underwriting discounts or commissions were payable with respect to any of the offerings.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Termination of Prior Accountant

On September 29, 2005, we formally terminated the engagement of Stonefield Josephson, Inc. (“Stonefield Josephson”) as our independent registered public accounting firm for purposes of auditing our financial statements for the fiscal year ended December 31, 2005.  The decision to dismiss Stonefield Josephson was recommended and approved by the audit committee of our board of directors and also approved by our board of directors.  The reason for the change was that the company had relocated its executive offices from California to South Carolina, and the determination that it would be best to have a locally-established firm in that geographical area as our independent registered public accounting firm in order to simplify the audit process.

Stonefield Josephson audited our financial statements for two fiscal years ended December 31, 2004.  Stonefield Josephson's reports on the financial statements for those fiscal years did not contain an adverse opinion or disclaimer of opinion and was not otherwise qualified or modified as to any other uncertainty, audit scope or accounting principles.  Except as discussed below, during those two fiscal years and also during the subsequent period through the date of Stonefield Josephson’s replacement as indicated above:  (1) there were no disagreements between Signalife and Stonefield Josephson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure; and (2) Stonefield Josephson provided no advice to Signalife that (i) internal controls necessary to develop reliable financial statements did not exist, (ii) information had come to the attention of Stonefield Josephson which made it unwilling to rely on management’s representations, or unwilling to be associated with the financial statements prepared by management, or (iii) the scope of the audit should be expanded significantly, or information had come to the attention of Stonefield Josephson that it concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements.

As previously disclosed on our form 10-KSB for our year ended December 31, 2004, in connection with audit of our financial statements for the fiscal year ended December 31, 2004, Stonefield Josephson identified that our accounting for the beneficial conversion feature of a convertible promissory note issued on December 28, 2004, which feature we had originally recognized and amortized commencing February 14, 2005 based upon management’s interpretation of the application of existing accounting principles to the underlying contract documents, should have instead been recognized and amortized commencing December 28, 2004.  Stonefield Josephson discussed this matter with our Chief Financial Officer and other members of management, and we subsequently reevaluated the transaction and recorded an adjustment.  Stonefield Josephson believed that this adjustment reflected a significant deficiency in our internal controls over the application of existing accounting principles to new transactions and financial reporting.  This deficiency would have resulted in a material misstatement to the financial statements for the year ended December 31, 2004.

As previously disclosed on our form 10-KSB for the year ended December 31, 2004, in connection with the audit of Signalife’s financial statements for the year ended December 31, 2004, Stonefield Josephson made several observations relating to our disclosure controls and procedures or internal controls.  First, Stonefield Josephson observed that Signalife did not have adequate segregation of duties due to the size of the company, and that management had the ability to override any existing controls.  Secondly, Stonefield Josephson observed that Signalife did not have a comprehensive accounting procedures manual including information as to customized internal control structure, documentation and transaction flow.  Additionally, Stonefield Josephson observed that none of the members of our audit committee demonstrated an in-depth understanding of generally accepted accounting principles.

With respect to the deficiency identified by Stonefield Josephson in the third paragraph above, we took corrective action during the three-month interim period ended March 31, 2005 to enhance our internal controls as they relate to addressing complex accounting issues by resolving to forward our proposed treatment of these complex accounting issues to outside professionals (other than our independent auditors) for review in situations where the accounting treatment is unclear or extremely complex.

We also took corrective action with respect to Stonefield Josephson’s observations in the fourth paragraph above.  First, we developed procedures to facilitate the adequate segregation of duties within the limited size of our management team.  Second, we are developing a comprehensive accounting procedures manual.  Finally, in order to ensure that our audit committee has an in-depth understanding of generally accepted accounting principles, we appointed Ms. Norma Provencio to serve on our board of directors and the audit committee of the board.  Ms. Provencio is a certified public accountant with over 26 years of accounting experience, including significant audit and public company experience that qualify her as being financially sophisticated for SEC and AMEX audit committee purposes.

Appointment of New Accountant

On September 29 2005, we formally appointed Elliott Davis, LLC (“Elliott Davis”) as our new independent registered public accounting firm for purposes of auditing our financial statements for the fiscal year ended December 31, 2005.  The decision to engage Elliott Davis was recommended by the audit committee of our board of directors and approved by our board of directors.

During our two most recent fiscal years ended December 31, 2004, and also during the subsequent interim period through the date of Stonefield Josephson’s resignation, we did not consult with Elliott Davis regarding the application of accounting principles to a specified completed or contemplated transaction, or the type of opinion that might be rendered regarding our financial statements, nor did we consult Elliott Davis with respect to any accounting disagreement or any reportable event at any time prior to the appointment of that firm.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summarized below is the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2005	2004
Audit fees	$ 82,500	$ 190,000
Audit-related fees	$ —	$ —
Tax fees	$ 9,000	$ —
All other fees	$ —	$ —
All other fees, including tax consultation and preparation	$ —	$ —

All audit fees are approved in advance by our audit committee and board of directors.

CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

OTHER INFORMATION

During the fourth quarter of fiscal 2005, there was no information required to be disclosed in a report on form 8-K that was not reported.

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

3.1

Amended And Restated Certificate Of Incorporation Of Recom Managed System, Inc. filed by the Delaware Secretary of State on November 6, 2000 (1)

3.2

Certificate Of Amendment Of Certificate Of Incorporation Of Recom Managed System, Inc. filed by the Delaware Secretary of State on June 20, 2003 (8)

3.3

Certificate Of Designation Of Rights, Preferences And Limitations Of Series ‘A’ Convertible Preferred Stock Of Recom Managed System, Inc. filed by the Delaware Secretary of State on September 9, 2003 (9)

3.4

Amendment To Certificate Of Designation Of Rights, Preferences And Limitations Of Series ‘A’ Convertible Preferred Stock Of Recom Managed System, Inc. filed by the Delaware Secretary of State on April 26, 2004 (9)

3.5

Certificate Of Amendment To Certificate Of Incorporation Of Recom Managed Systems filed by the Delaware Secretary of State on November 2, 2005 (17)

3.6

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

Form of Class ‘A’ Warrant (8)

5.9

Form of Class ‘C’ Warrant (8)

5.10

Agent’s Warrant dated November 1, 2003 with Maxim Group LLC (9)

5.11

Agent’s Warrant dated November 1, 2003 with Jenkins Capital Management, LLC (11)

5.12

Common Stock Purchase Warrant dated December 29, 2004 granted to DKR SoundShore Oasis Holding Fund Ltd. (13)

5.13

Common Stock Purchase Warrant dated March 31, 2005 granted to Trellus Partners, LP (16)

5.14

Common Stock Purchase Warrant dated April 8, 2005 granted to Lagunitas Partners, LP (16)

5.15

Common Stock Purchase Warrant dated April 8, 2005 granted to Gruber & McBaine International *

5.16

Common Stock Purchase Warrant dated April 8, 2005 granted to John D and Linda W. Gruber (16)

5.17

Common Stock Purchase Warrant dated April 8, 2005 granted to J. Patterson McBaine (16)

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

10.28

8% Convertible Debenture dated December 29, 2004 granted to DKR SoundShore Oasis Holding Fund Ltd. (13)

10.29

Registration Rights Agreement dated December 29, 2004 between Recom Managed Systems, Inc. and DKR SoundShore Oasis Holding Fund Ltd. (13)

10.30

Common Stock Purchase Agreement dated March 31, 2005 between Recom Managed Systems, Inc. and Trellus Partners, LP (16)

10.31

Registration Rights Agreement dated March 31, 2005 between Recom Managed Systems, Inc. and Trellus Partners, LP (16)

10.32

Common Stock Purchase Agreement dated April 8, 2005 between Recom Managed Systems, Inc. and Lagunitas Partners, LP, Gruber & McBaine International, Jon D. and Linda W. Gruber, and J. Patterson McBaine, LP (16)

10.33

Registration Rights Agreement dated April 8, 2005 between Recom Managed Systems, Inc. and Lagunitas Partners, LP, Gruber & McBaine International, Jon D. and Linda W. Gruber, and J. Patterson McBaine, LP (16)

10.34

Employment Agreement dated April 15, 2005 between Recom Managed Systems, Inc. and Pamela M. Bunes (16)

10.35

Employment Agreement dated April 15, 2005 between Recom Managed Systems, Inc. and Rodney Hildebrandt (16)

10.36

Office Lease Agreement dated May 31, 2005 between Recom Managed Systems, Inc. and Falls Place, LLC *

10.37

Investment Banking Agreement dated June 10, 2005 between Recom Managed Systems, Inc. and Maxim Partners, LLC *

10.38

Consulting agreement dated March 14, 2006 between Signalife, Inc. and James M. Lyons, including amendment *

10.39

Sales and Marketing Services Agreement dated March 26, 2006 between Signalife, Inc. and Rubbermaid, Inc. *

21.

List of subsidiaries *

23.1

Consent of Elliott Davis, LLC *

23.2

Consent of Stonefield Josephson, Inc. *

24.

Powers of Attorney for Lowell T. Harmison, Rodney Hildebrandt, Ellsworth Roston, Jennifer Black, Norma Provencio and Rowland Perkins *

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

(16)

Previously filed as an exhibit to our quarterly report on form 10-QSB for our fiscal quarter ended March 30, 2005 filed with the SEC on May 16, 2003.

(17)

Previously filed as an exhibit to our current report on form 8-K filed with the SEC on November 9, 2005.

SIGNALIFE, INC.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

Contents

Page
Report of Independent Registered Public Accounting Firm
Elliott Davis, LLC	F–1
Stonefield Josephson, Inc.	F–2
Financial Statements:
Balance Sheet as of December 31, 2005	F–3
Statements Of Operations For The Years Ended December 31, 2005 And 2004	F–4
Statements Of Stockholders’ Equity For The Years Ended December 31, 2005 And 2004	F–5
Statements Of Cash Flows For The Years Ended December 31, 2005 And 2004	F–12
Notes To Financial Statements	F–14

ElliottDavis Accountants and Business Advisors	200 East Broad Street P.O. Box 6286 Greenville, SC 29606-6286
Phone 864.242.3370 Fax 864.232.7161

Report Of Independent Registered Public Accounting Firm

To The Board Of Directors And Stockholders
Signalife, Inc.
Greenville, South Carolina

We have audited the accompanying balance sheet of Signalife, Inc. (a development stage company) as of December 31, 2005 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2005 and for the period from November 7, 2000 (date of inception) to December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements for the period from November 7, 2000 (date of inception) to December 31, 2004 were audited by other auditors whose report, dated March 18, 2005, except for Note 13 of the 2004 financial statements as to which the date was May 13, 2005, expressed an unqualified opinion.  Our opinion on the statements of operations, stockholders’ equity and cash flows for the period from November 7, 2000 (date of inception) to December 31, 2005, insofar as it relates to amounts for the period from November 7, 2000 (date of inception) to December 31, 2004, is based solely on the report of the other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Signalife, Inc. (a development stage company) as of December 31, 2005 and the results of its operations, and its cash flows for the year ended December 31, 2005 and for the period from November 7, 2000 (date of inception) to December 31, 2005 in conformity with United States generally accepted accounting principles.

/s/ Elliott Davis LLC

Greenville, South Carolina
March 26, 2006

STONEFIELD JOSEPHSON, INC.
Certified Public Accountants Business Advisors

Report of Independent Registered Public Accounting Firm

To The Board Of Directors And Stockholders Of Signalife, Inc.
  (formerly known as Recom Managed Systems, Inc.)

We have audited the accompanying statements of operations, stockholders' equity and cash flows of Signalife, Inc. (formerly known as Recom Managed Systems, Inc. and a development stage enterprise) for the year ended December 31, 2004 and from inception of development stage (November 7, 2000) to December 31, 2004.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Signalife, Inc. for the year ended December 31, 2004 and from inception of development stage (November 7, 2000) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.

Los Angeles, California

March 18, 2005 (except for Note 13 of the 2004 financial

  statements, as to which the date is May 13, 2005)

2049 Century Park East, Suite 400
Los Angeles, CA 90067

SIGNALIFE, Inc.

(A Development Stage Company)

Balance Sheet

December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$ 4,776,277
Prepaid expenses and other current assets	171,344
Total current assets	4,947,621
Property and equipment, net of accumulated depreciation of $178,464.	275,711
Intangible – patents, including related party amounts, net of accumulated amortization of $33,438	428,045
TOTAL ASSETS	$ 5,651,377
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 253,923
Total liabilities	253,923
Commitments and contingencies	—
Stockholders’ equity:
Series ‘A’ convertible preferred stock, $.001 par value; 10,000,000 shares authorized; 112,991 shares issued and outstanding	113
Series ‘A’ convertible preferred stock to be issued for accrued dividends, 79,618 shares	80
Common stock, $.001 par value; 100,000,000 shares authorized; 38,575,021 shares issued and outstanding	38,575
Additional paid-in capital	28,442,720
Deferred compensation	(1,504)
Deficit accumulated during development stage	(23,082,530)
Total stockholders’ equity	5,397,454
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 5,651,377

The accompanying notes are an integral part of these financial statements

SIGNALIFE, Inc.

(A Development Stage Company)

Statements Of Operations

For The Years Ended December 31, 2005 And 2004 And From Inception

Of Development Stage (November 7, 2000) To December 31, 2005

	For the Years Ended December 31,		From Inception of Development Stage (Nov. 7, 2000) to Dec. 31, 2005
	2005	2004
Revenue	$ —	$ —	$ —
Research and development	1,328,482	1,663,362	3,556,975
General and administrative expenses	6,224,105	5,052,580	16,326,255
Loss before other income (expense)	(7,552,587)	(6,715,942)	(19,883,230)
Interest income	92,908	53,820	151,425
Interest expense, including amortization of debt discount	(1,292,715)	(15,175)	(1,307,890)
Change in fair value of warrant liability	318,000	(130,430)	187,570
Warrant repricing and other financing cost	(226,294)	(158,516)	(384,810)
Loss before provision for income taxes	(8,660,688)	(6,966,243)	(21,236,935)
Provision for income taxes	—	—	—
Net loss	(8,660,688)	(6,966,243)	(21,236,935)
Preferred dividend	54,920	295,452	2,303,542
Net loss attributable to common stockholders	$ (8,715,608)	$ (7,261,695)	$ (23,540,477)
Basic and diluted loss per share	$ (0.23)	$ (0.21)	$ (0.92)
Basic and diluted loss per share attributable to common stockholders	$ (0.23)	$ (0.22)	$ (1.02)
Weighted average shares outstanding— basic and diluted	37,298,692	33,632,117	23,146,343

The accompanying notes are an integral part of these financial statements

SIGNALIFE, Inc.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development State (November 7, 2000) To December 31, 2005

	Common Stock		Series ‘A’ Convertible Preferred Stock			Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To Dec. 31, 2005
	Shares	Amount	Shares		Amount	Shares	Amount
2000:
Balance November 7, 2000 (as restated for 3:1 stock split)	4,139,784	$ 4,139	—		$ —	—	$ —	$ (4,139)	$ —	$ —	$ —
Contributed capital	—	—	—		—	—	—	35,000	—	—	35,000
Net loss	—	—	—		—	—	—	—	—	(36,673)	(36,673)
Balance December 31, 2000	4,139,784	4,139	—		—	—	—	30,861	—	(36,673)	(1,673)
2001:
Capital contributed	—	—	—		—	—	—	45,000	—	—	45,000
Shares issued for services July 2001–$0.033	150,000	150	—		—	—	—	4,850	—	—	5,000
Net loss	—	—	—		—	—	—	—	—	(50,000)	(50,000)
Balance December 31, 2001	4,289,784	4,289	—		—	—	—	80,711	—	(86,673)	(1,673)
2002:
Capital contributed	—	—	—		—	—	—	56,400	—	—	56,400
Warrants issued for cash	—	—	—	305	—	—	—	125,000	—	—	125,000
Issuance of common stock for:			—		—	—	—
Technology—Sept. 2002 – $0.006	23,400,000	23,400	—		—	—	—	54,623	—	—	78,023
Services rendered – Oct. 2002 – $0.021	2,925,000	2,925	—		—	—	—	17,958	(19,678)	—	1,205
Cash—Oct 2002 – $0.03	564,810	565	—		—	—	—	17,221	—	—	17,786
Cash—Nov 2002 – $2.66	71,250	71	—		—	—	—	189,929	—	—	190,000
Contributed services – officer	—	—	—		—	—	—	20,000	—	—	20,000

The accompanying notes are an integral part of these financial statements

SIGNALIFE, Inc.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To December 31, 2005

 (continued)

	Common Stock			Series ‘A’ Convertible Preferred Stock			Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To Dec. 31, 2005
	Shares		Amount	Shares		Amount	Shares	Amount
Warrants issued for services	—		$ —	—		$ —	—	$ —	$ 5,324	$ —	$ —	$ 5,324
Net loss	—	-	—	—	-	—	—	—	—	—	(211,954)	(211,954)
Balance December 31, 2002	31,250,844		31,250	—		—	—	—	567,166	(19,678)	(298,627)	280,111
2003:
Issuance of common stock for cash and contributed property – April 2003 – $2.22	112,812		113	—		—	—	—	249,887	—	—	250,000
Issuance of common stock for cash:
May 2003—$3.00	82,667		83	—		—	—	—	247,917	—	—	248,000
May 2003—$3.33	75,075		75	—		—	—	—	249,925	—	—	250,000
Issuance of common stock for services:
April 2003—$2.80	147,192		147	—		—	—	—	411,654	—	—	411,801
April 2003—$3.15	11,045		11	—		—	—	—	34,780	—	—	34,791
July 2003—$3.67	111,625		112	—		—	—	—	410,192	—	—	410,304
August 2003—$3.68	33,188		33	—		—	—	—	121,103	—	—	121,136
September 2003—$3.77	24,292		24	—		—	—	—	91,673	—	—	91,697
October 2003—$4.78	15,385		15	—		—	—	—	73,525	—	—	73,540
November 2003—$3.65	18,834		19	—		—	—	—	68,783	—	—	68,802
December 2003—$3.60	5,953		6	—		—	—	—	21,425	—	—	21,431
Cashless exercise of warrants	1,105,000		1,105	—		—	—	—	(1,105)	—	—	—

The accompanying notes are an integral part of these financial statements

SIGNALIFE, Inc.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To December 31, 2005

 (continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To Dec. 31, 2005
	Shares	Amount	Shares	Amount	Shares	Amount
Contributed services – officer	—	$ —	—	$ —	—	$ —	$ 80,000	$ —	$ —	$ 80,000
Employee stock options issued below market	—	—	—	—	—	—	38,400	—	—	38,400
Amortization of deferred compensation	—	—	—	—	—	—	—	6,668	—	6,668
Options and warrants issued for:
Services	—	—	—	—	—	—	2,196,068	(219,010)	—	1,977,058
Financing cost	—	—	—	—	—	—	74,088	—	—	74,088
Issuance of preferred stock for cash	—	—	1,792,975	1,793	—	—	5,376,857	—	—	5,378,650
Series ‘A’ preferred stock offering expenses	—	—	—	—	—	—	(572,785)	—	—	(572,785)
Preferred stock beneficial conversion feature	—	—	—	—	—	—	896,474	—	(896,474)	—
Allocation of fair value to warrants	—	—	—	—	—	—	949,121	—	(949,121)	—
Series ‘A’ Preferred stock accrued dividend	—	—	—	—	—	—	(107,575)	—	—	(107,575)
Net loss	—	—	—	—	—	—	—	—	(5,311,377)	(5,311,377)
Balance December 31, 2003	32,993,912	$ 32,993	1,792,975	$ 1,793	—	—	$ 11,477,573	$ (232,020)	$ (7,455,599)	$ 3,824,740

The accompanying notes are an integral part of these financial statements

SIGNALIFE, Inc.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To December 31, 2005

 (continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To Dec. 31, 2005
	Shares	Amount	Shares	Amount	Shares	Amount
2004:
Issuance of common stock for services:
January 2004—$3.63	52,391	$ 52	—	$ —	—	$ —	$ 190,088	$ —	$ —	$ 190,140
February 2004—$4.24	25,714	26	—	—	—	—	108,979	—	—	109,005
March 2004—$4.90	47,638	48	—	—	—	—	233,584	—	—	233,632
April 2004—$7.39	11,937	12	—	—	—	—	88,145	—	—	88,157
May 2004—$6.66	43,425	43	—	—	—	—	289,006	—	—	289,049
June 2004—$4.30	16,976	17	—	—	—	—	72,980	—	—	72,997
July 2004—$3.90	21,583	22	—	—	—	—	84,206	—	—	84,228
August 2004—$3.56	26,885	27	—	—	—	—	95,570	—	—	95,597
September 2004—$3.67	49,035	49	—	—	—	—	179,738	—	—	179,787
October 2004—$2.67	55,420	55	—	—	—	—	148,163	—	—	148,218
November 2004—$2.94	32,635	33	—	—	—	—	95,914	—	—	95,947
December 2004—$4.52	69,504	70	—	—	—	—	313,947	—	—	314,017
Exercise of class ‘A’ warrants for cash	130,030	130	—	—	—	—	274,870	—	—	275,000
Exercise of class ‘C’ warrants for cash	16,665	17	—	—	—	—	49,979	—	—	49,996
Cashless exercise of warrants	51,815	52	—	—	—	—	(52)	—	—	—
Contributed services—officer	—	—	—	—	—	—	80,000	—	—	80,000

The accompanying notes are an integral part of these financial statements

SIGNALIFE, Inc.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To December 31, 2005

 (continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To Dec. 31, 2005
	Shares	Amount	Shares	Amount	Shares	Amount
Amortization of deferred compensation	—	$ —	—	$ —	—	$ —	$ —	$ 225,531	$ —	$ 225,531
Warrants issued for services	—	—	—	—	—	—	132,712	—	—	132,712
Warrants issued for legal settlement	—	—	—	—	—	—	757,207	—	—	757,207
Expense recognized from repricing of warrants	—	—	—		—	—	158,516	—	—	158,516
Beneficial conversion feature	—	—	—	—	—	—	408,333	—	—	408,333
Cancelled common stock	(369,000)	(369)	—	—	—	—	369	—	—	—
Conversion of series ‘A’ preferred stock	1,546,633	1,547	(1,546,633)	(1,547)	—	—	—	—	—	—
Series ‘A’ preferred stock accrued dividend	—	—	—	—	—	—	(295,452)	—	—	(295,452)
Shares for series ‘A’ preferred dividends	—	—	—	—	134,834	134	404,353	—	—	404,487
Conversion of series ‘A’ preferred stock	3,457	3	—	—	(3,457)	(3)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(6,966,243)	(6,966,243)
Balance December 31, 2004	34,826,655	34,827	246,342	246	131,377	131	15,348,728	(6,489)	(14,421,842)	955,601

The accompanying notes are an integral part of these financial statements

SIGNALIFE, Inc.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To December 31, 2005

 (continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To Dec. 31, 2005
	Shares	Amount	Shares	Amount	Shares	Amount
2005:
Issuance of common stock for services:
January 2005—$4.26	44,205	$ 44	—	$ —	—	$ —	$ 188,259	$ —	$ —	$ 188,303
February 2005—$4.05	21,231	21	—	—	—	—	85,964	—	—	85,985
March 2005—$3.20	37,628	38	—	—	—	—	120,372	—	—	120,410
April 2005—$4.30	25,641	26	—	—	—	—	110,199	—	—	110,225
May 2005—$4.26	5,262	5	—	—	—	—	22,411	—	—	22,416
June 2005—$3.91	13,877	14	—	—	—	—	54,310	—	—	54,324
August 2005—$3.26	39,466	39	—	—	—	—	128,538	—	—	128,577
September 2005—$3.42	37,196	37	—	—	—	—	127,250	—	—	127,287
October 2005—$3.19	88,118	89	—	—	—	—	281,005	—	—	281,094
November 2005—$3.16	55,349	55	—	—	—	—	174,896	—	—	174,951
December 2005—$2.44	38,099	38	—	—	—	—	92,966	—	—	93,004
Shares issued as payment for convertible debt and accrued interest	584,711	585	—	—	—	—	1,674,526	—	—	1,675,111
Finance cost – shares issued at a discount	—	—	—	—	—	—	336,610	—	—	336,610
Expense recognized from repricing of warrants	—	—	—	—	—	—	226,294	—	—	226,294
Exercise of class ‘C’ warrants for cash	54,166	54	—	—	—	—	162,444	—	—	162,498
Contributed services—officer	—	—	—	—	—	—	20,000	—	—	20,000

The accompanying notes are an integral part of these financial statements

SIGNALIFE, Inc.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To December 31, 2005

 (continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To Dec. 31, 2005
	Shares	Amount	Shares	Amount	Shares	Amount
Amortization of deferred compensation	—	$ —	—	$ —	—	$ —	$ —	$ 4,985	$ —	$ 4,985
Warrants issued for services	—	—	—	—	—	—	1,060,467	—	—	1,060,467
Series ‘A’ preferred stock accrued dividend	—	—	—	—	—	—	(54,920)	—	—	(54,920)
Shares for series ‘A’ preferred dividends	—	—	—	—	18,307	19	54,901	—	—	54,920
Conversion of series ‘A’ preferred stock	203,417	203	(203,417)	(203)	—	—	—	—	—	—
Shares issued	—	—	70,066	70	(70,066)	(70)	—	—	—	—
Warrant liability reclassified upon effectiveness	—	—	—	—	—	—	260,000	—	—	260,000
Sale of common stock	2,500,000	2,500	—	—	—	—	7,997,500	—	—	8,000,000
Offering cost related to sale of common stock	—	—	—	—	—	—	(30,000)	—	—	(30,000)
Net loss	—	—	—	—	—	—	—	—	(8,660,688)	(8,660,688)
Balance December 31, 2005	38,575,021	$ 38,575	112,991	$ 113	79,618	$ 80	$ 28,442,720	$ (1,504)	$ (23,082,530)	$ 5,397,454

The accompanying notes are an integral part of these financial statements

SIGNALIFE, Inc.

(A Development Stage Company)

Statements Of Cash Flows

For The Years Ended December 31, 2005 And 2004 And From Inception

Of Development Stage (November 7, 2000) To December 31, 2005

	For the Years Ended December 31,		From Inception of Development Stage (Nov. 7, 2000) to Dec. 31, 2005
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (8,660,688)	$ (6,966,243)	$ (21,236,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91,022	69,984	212,596
Amortization of debt issue costs and finance costs	873,721	13,842	887,563
Change in fair value of warrant liability	(318,000)	130,430	(187,570)
Amortization of deferred compensation	4,985	225,531	238,389
Services recognized as contributed capital	20,000	80,000	200,000
Stock issued for services	1,386,576	1,900,774	4,675,852
Options and warrants issued for services	1,060,467	132,712	3,288,049
Warrants issued for legal settlement	—	757,207	757,207
Finance cost attributed to repricing of warrants	226,294	158,516	384,810
Finance cost attributed to shares issued at discount	336,610	—	336,610
Other	—	1,459	1,459
Changes in operating assets and liabilities:
Prepaid expenses and other currents assets	65,562	(106,157)	(171,344)
Accounts payable and accrued expenses	(63,086)	(91,160)	329,036
Net cash used in operating activities	(4,976,537)	(3,693,105)	(10,284,278)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(211,981)	(33,145)	(454,870)
Capitalized patent cost	(108,509)	(184,000)	(383,460)
Net cash used in investing activities	(320,490)	(217,145)	(838,330)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	—	—	136,400
Issuance of common stock and exercise of warrants for cash	8,162,498	324,996	9,293,280
Cost of sale of common stock	(30,000)	—	(30,000)
Sale of preferred stock for cash, net of expenses	—	—	4,805,865
Sale of warrants for cash	—	—	125,000
Proceeds from issuance of convertible debenture, net of expenses	—	1,968,340	1,968,340
Payment of convertible debenture	(400,000)	—	(400,000)
Net cash provided by financing activities	7,732,498	2,293,336	15,898,885

The accompanying notes are an integral part of these financial statements

SIGNALIFE, Inc.

 (A Development Stage Company)

Statements Of Cash Flows

For The Years Ended December 31, 2005 And 2004 And From Inception

Of Development Stage (November 7, 2000) To December 31, 2005

(Continued)

	For the Years Ended December 31,		From Inception of Development Stage (Nov. 7, 2000) to Dec. 31, 2005
	2005	2004
Net increase (decrease) in cash and cash equivalents	2,435,471	(1,616,914)	4,776,277
Cash and cash equivalents, beginning of period	2,340,806	3,957,720	—
Cash and cash equivalents, end of period	$ 4,776,277	$ 2,340,806	$ 4,776,277

Supplemental Cash Flow Information:

Signalife paid interest of $8,608 for the year ended December 31, 2005.  Signalife paid no interest for the years from inception of development stage (November 7, 2000) to December 31, 2004.

For the years from inception of development stage (November 7, 2000) to December 31, 2005, Signalife paid no income taxes.

Supplemental Investing and Financing Activities:

In September 2002, 23,400,000 shares of common stock were issued for a patent valued at $78,023.

In April 2003, Signalife entered into an agreement with a major shareholder in which $150,000 of common stock was issued for $33,208 of accrued expenses and $116,792 of furniture and fixtures and leasehold improvements.

Signalife recorded compensation expense of $20,000 and $80,000 for the years ended December 31, 2005 and 2004, respectively, for its former Chief Executive Officer.  This compensation was recorded as additional paid in capital because no payments were made to the Chief Executive Officer.

For the years ended December 31, 2005 and 2004, we accrued $54,920 and $295,452, respectively, in dividends related to the series ‘A’ convertible preferred stock.  Such dividends are a non-cash charge as they have been or will be paid in-kind.

During 2004, we recorded a discount on debt related to the issuance of a convertible debenture in the amount of $855,903, resulting from a beneficial conversion feature attributable to the conversion provisions of the debenture and from a warrant issued with the debenture.

During the year ended December 31, 2005, we issued an aggregate of 584,711 shares of common stock in payment of $1,600,000 of principal amount of the convertible debt described in Note 10, “Convertible Debenture Payable”, plus accrued interest of $75,111. Since the stock was issued at a discount to market value, we have recorded a financing cost of $336,610 attributable to the discount.

During the years ended December 31, 2005 and 2004, 203,417 and 1,546,633 shares of common stock, respectively, were issued upon conversion of an equivalent number of series ‘A’ preferred stock.

During the year ended December 31, 2004, we issued 453,143 shares of common stock for marketing and business services.  These services were valued at $1,900,774 based upon the market value of the shares at the date of issuance.  Of those shares issued, 52,391 shares of common stock valued at $190,140 based upon the market value of the shares at the date of issuance related to expenses accrued during the fourth quarter of 2003 since the services were rendered during that period.

The accompanying notes are an integral part of these financial statements

SIGNALIFE, Inc.

(A Development Stage Company)

Notes To Financial Statements

For The Years Ended December 31, 2005 And 2004

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

On September 19, 2002, we issued 23,400,000 (7,800,000 pre-split) shares of common stock in exchange for intangible technology to ARC Finance Group, LLC (“ARC Finance Group”).  The issuance of this stock resulted in a change of control, with the new ownership group controlling approximately 85% of the company’s outstanding stock (See Note 6, “Patents And Technology, Including Related Party Amounts”).  At December 31, 2005, ARC Finance Group’s ownership percentage of the company’s outstanding common shares was approximately 59%.

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

2.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared by Signalife in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-KSB and Regulation S-B.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  The company believes that the disclosures provided are adequate to make the information presented not misleading.

On April 2, 2003, our board of directors declared a three-for-one stock split effective as of the close of business on April 11, 2003.  All share amounts, exercise prices relating to share purchase options and warrants, and earnings per share amounts referred to in these financial statements and notes are presented on a post-split basis unless stated otherwise.

On October 21, 2003, we formed Memonitor, Inc., a Delaware corporation, to act as a vehicle for the prospective application of our technology for the treatment and monitoring of Alzheimer’s, Parkinson’s and related neurological diseases of the brain.  To date, Memonitor has remained a dormant corporation and has not been included in these financial statements.

The accompanying notes are an integral part of these financial statements

3.

SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—The preparation of financial statements in conformity with accounting principles used in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Specifically, our management has estimated the expected economic life and value of our patents, our net operating loss for tax purposes and our stock, option and warrant expenses related to compensation to employees and directors, consultants and investment banks.  Actual results could differ from those estimates.

Fair Value of Financial Instruments—For certain of our financial instruments, including accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

Cash and Equivalents—Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased.  We maintain our cash in bank deposit accounts, which, at times, may exceed federally insured limits.  We have not experienced any losses in such account.

Equipment—We record our equipment at historical cost.  We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over three to five years.

Intangible and Long-Lived Assets—We follow SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  During the years ended December 31, 2005 and 2004, no impairment loss was recognized.

Advertising Costs— Advertising costs are expensed as incurred and amounted to $9,087 for the year ended December 31, 2004, with no advertising expense in 2005.

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.23 for the year ended December 31, 2005 and $0.22 for the year ended December 31, 2004. For the years ended December 31, 2005 and 2004, 10,343,462 potential shares and 5,417,565 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Signalife uses the fair value method for equity instruments granted to non-employees and uses the Black Scholes model for measuring the fair value.  The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

Pro Forma Information

Employee and Director Common Share Purchase Options—Pro forma information regarding the effects on operations of employee and director common share purchase options as required by SFAS No. 123, and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” has been determined as if Signalife had accounted for those options under the fair value method.  Pro forma information is computed using the Black-Scholes method at the date of grant of the options based on the following assumptions ranges:  (1) risk free interest rate of 1.42% to 3.5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 53.84% to 158.48%; and (4) an expected life of the options of 1.5 – 2 years.  The foregoing option valuation model requires input of highly subjective assumptions.  Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimate, the existing model does not in the opinion of our management necessarily provide a reliable single measure of fair value of common share purchase options we have granted to our employees and directors.

Pro forma information relating to employee and director common share purchase options is as follows:

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004
Net loss as reported	$ (8,660,688)	$ (6,966,243)
Current period expense calculated under APB 25	—	—
Stock compensation calculated under SFAS 123	(1,309,639)	(389,199)
Pro forma net loss	$ (9,970,327)	$ (7,355,442)
Basic and diluted historical loss per share	$ (0.23)	$ (0.21)
Pro forma basic and diluted loss per share	$ (0.27)	$ (0.22)
Net loss attributable to common shares, as reported	$ (8,715,608)	$ (7,261,695)
Pro forma net loss attributable to common shares	$ (10,025,247)	$ (7,650,894)
Basic and diluted historical loss per share attributable to common shares	$ (0.23)	$ (0.22)
Pro forma basic and diluted loss per share attributable to common shares	$ (0.27)	$ (0.23)

Income Taxes—Deferred income taxes result primarily from temporary differences between financial and tax reporting.  Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates.  A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to, more likely than not, be realized.

Comprehensive Income— A statement of comprehensive income is not presented in our financial statements since we did not have any of the items of other comprehensive income in any period presented.

4.

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”.  SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.   SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.   SFAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.  However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.  Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) is applicable for Signalife effective the first interim period that starts after December 15, 2005. Signalife has evaluated the impact of the adoption of SFAS 123(R), and believes that the impact will be significant to the company’s overall results of operations and financial position (a pro forma effect, as estimated by management, is disclosed in Note 3, “Significant Accounting Policies”).

In December 2004 the FASB issued two Staff Positions—FSP FAS 109-1, Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) “Consolidation of Variable Interest Entities”. FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The Company does not currently have any variable interest entities that will be impacted by adoption of FIN 46(R).

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

In May 2005, the FASB issued SFAS No. 154, “ Accounting Changes and Error Corrections ” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “ Accounting Changes ” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28 ”.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Signalife in the first quarter of 2006.

5.

PROPERTY AND EQUIPMENT

Our property and equipment as of December 31, 2005 is as follows:

Computer equipment	$ 149,818
Leasehold improvements	66,792
Furniture and fixtures	184,589
Software	21,317
Other equipment	31,659
Total property and equipment	454,175
Accumulated depreciation	178,464
Property and equipment, net	$ 275,711

Depreciation expense amounted to $79,876 and $58,838 during the years ended December 31, 2005 and 2004, respectively.

6.

PATENTS AND TECHNOLOGY, INCLUDING RELATED PARTY AMOUNTS

On September 19, 2002, we acquired certain know how, trade secrets and other proprietary intellectual property rights relating to the development of a human biomedical signal amplification equipment and technology from ARC Finance Group, LLC (“ARC Finance”) in exchange for 23,400,000 shares of common stock (7,800,000 shares pre-split).  As a result of this transaction, ARC Finance acquired approximately 85% of the company’s outstanding shares at that time.  We have valued the technology and the common stock issued at $78,023, which was ARC Finance Group’s historical cost basis for the patents.

When we acquired the patent, we inherited a licensing agreement and therefore consider the patent to have been placed in service.  We are amortizing our initial patent, valued at $78,023, over an estimated useful life of 7 years.  The aggregate amortization expense will be approximately $56,000 over the next five years, with an expense of approximately $11,200 annually.  The remaining balance in the intangible account consists of additional costs relating to our amplification technology, principally patent application costs.  We have one patent and five patent applications concerning our proprietary amplification technology.  We have recorded the value of our original patent and the additional costs relating to our amplification technology at the historical cost of $461,483, with accumulated amortization of $33,438 as of December 31, 2005.  Amortization expense amounted to $11,146 for each of the years ended December 31, 2005 and 2004, respectively.

7.

CONTINGENT SETTLEMENT PAYABLE

In conjunction with Dr. Budimir Drakulic becoming our Vice President and Chief Technology Officer, we reached an agreement-in-principle with Dr. Drakulic to offer to sell common shares to certain individuals in order to protect our rights to the Signal Technologies.  As part of that agreement, we agreed that should we raise more than $2 million in certain offerings, we would pay 4% of the proceeds of those offerings greater than $2 million to those individuals up to a maximum amount of $480,350.  We subsequently reached settlements with a number of these individuals and the remaining liability related to the agreement as of December 31, 2005 is $21,113, which is included in accounts payable and accrued expenses.

8.

INCOME TAXES

We have eliminated substantially all prior net operating loss carryovers due to change of ownership in September 2002. We have provided no current income taxes due to the losses incurred in 2002 through 2005.  Net operating losses for tax purposes of approximately $15,800,000 at December 31, 2005 are available for carryover.  The net operating losses will expire from 2022 through 2025.  We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover due to our limited operating history since the change of control.  In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible.  A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2005 and 2004 follows:

	December 31, 2005	December 31, 2004
Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	(5)%	(8)%
Non-deductible items	9%	8%
Valuation allowance	31%	35%
Effective income tax rate	0%	0%

Significant components of deferred tax assets and liabilities are as follows:

	December 31, 2005	December 31, 2004
Deferred tax assets (liabilities):
Net operating loss carryforwards	$ 5,530,517	$ 3,264,057
Tax credits	139,106	68,474
Deferred compensation	134,272	3,803,881
Depreciation and amortization	(27,526)	(22,018)
Deferred tax assets, net	5,776,369	7,114,394
Valuation allowance	(5,776,369)	(7,114,394)
Net deferred tax assets	$ —	$ —

9.

PREFERRED STOCK AND WARRANT UNIT OFFERING

From October through December 2003, we raised $5,378,650 in gross proceeds from a private placement to 100 investors effected through Maxim Group, LLC (“Maxim”), a registered broker-dealer, as placement agent, pursuant to which we sold 1,792,975 series ’A’ convertible preferred shares, with each share convertible into one common share; and 896,488 Class ’C’ warrants, each warrant entitling the holder to purchase one common share for $3.75 (later voluntarily reduced by the company to $3). The proceeds to our company, net of expenses, were approximately $4,806,000.

We issued to Maxim, as compensation for acting as placement agent, a warrant exercisable into 179,292 units, each unit comprising one series ‘A’ preferred share and a common share purchase warrant exercisable into one-half common share at $3.75 per share and valued at $238,430 using the Black Scholes model.  The placement agent’s warrant is exercisable at $3.60 per share and expires five years following the date of issuance.

In accordance with Emerging Issues Task Force (“EITF”) No.00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain convertible Instruments”, a portion of the proceeds were allocated to the class ‘C’ warrants based on their relative fair value, which totaled $949,121 using the Black Scholes option pricing model.  Further, we attributed a beneficial conversion feature of $896,474 to the series ‘A’ preferred shares based upon the difference between the conversion price of those shares and the closing price of our common shares on the date of issuance.  The assumptions used in the Black Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 81.16%, (3) weighted average risk-free interest rate of 1.68%, and (4) expected life of 1.5 years as the conversion feature and warrants are immediately exercisable.  Both the fair value of the class ‘C’ warrants and the beneficial conversion feature were recorded as a dividend and are included in the accompanying financial statements.

Our series ‘A’ preferred shares carry a liquidation value equal to $3 per share, are senior to all other shares of capital stock now existing or hereinafter created by our company as to dividend and liquidation rights, and have voting rights as if converted into common shares.

Our series ‘A’ preferred shares are required to pay dividends of 8% annually to be paid quarterly either in cash or in the form of additional preferred shares at the discretion of Signalife.  Any series ‘A’ preferred shares issued as a dividend will be valued at $3 per share.  During 2005 and 2004, we accrued dividends in the amount of $54,920 and $295,452, respectively, and a total of $457,947 since original issuance in 2003.

To date we have elected to pay these dividends in kind through the issuance of additional preferred stock. During 2005, we committed to issue a total of 18,307 preferred shares valued at $54,920 in satisfaction of the accrued dividends, while during 2004, we issued or committed to issue a total of 134,834 preferred shares valued at $404,487.

Each series ‘A’ preferred shareholder has the option at any time to convert all or any portion of his or her shares into common shares on a one-for-one basis.  During 2005 and 2004, 203,417 and 1,546,633 series ‘A’ preferred shares, respectively, were converted into an equivalent number of common shares.

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

Each class ‘C’ warrant entitled the holder to purchase one common share at an exercise price of $3.75 per share.  The class ‘C’ warrants are exercisable anytime during the four year period commencing on the final closing and do not contain provisions for cashless exercise.  On October 1, 2004, we voluntarily reduced the exercise price of the class ‘C’ warrants from $3.75 to $3.  The aggregate number of warrants which have been repriced is 896,488. The excess of the value of the modified warrants as compared to the original warrants was calculated according to SFAS 123.  As a result of this repricing, we recorded a non-cash expense of $158,516 for the excess value during the fourth quarter of 2004.

10.

CONVERTIBLE DEBENTURE PAYABLE

On December 29, 2004, we sold an 8% convertible debenture in the amount of $2,000,000 (effective interest rate of 89%) to DKR SoundShore Oasis Holding Fund Ltd. (“Oasis”).  Terms called for the payment of $400,000 in principal on the debenture in cash on May 16, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and August 31, 2005, respectively.  The debenture also called for payments of interest on the outstanding principal on the debenture in cash on May 10, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and August 31, 2005, respectively.

For so long as the debenture was unpaid, the debenture holder was entitled to convert the debenture into a number of common shares equal to the outstanding principal on the debenture divided by $5.25, such amount representing 105% of the closing price for our common shares on the trading day prior to the sale of the debenture.  We also had the right to pay the principal and interest on the debenture in common shares in lieu of cash provided that we first register those shares with the SEC by filing a registration statement, were not otherwise in default under the debenture, and satisfied certain other conditions including notice requirements. Principal under the debenture was subject to conversion at the rate of 85% of the average of the three lowest closing prices for those shares during the ten day period prior to the repayment date.  Interest under the debenture was subject to conversion at the rate at 90% of the closing price immediately prior to the payment or delivery date.  Under the terms of the debenture, once the registration statement was declared effective, Signalife would have the right to repay both principal and interest in common shares in lieu of cash so long as we were not otherwise in default under the debenture.  We filed the aforesaid registration statement on January 26, 2005, and on February 14, 2005 the SEC declared the registration statement to be effective.

Pursuant to our right to convert all outstanding principal and interest under the debenture into common shares, we made all payments of interest and principal accrued through August 31, 2005 in common shares, with the exception of interest and principal payments due on June 1, 2005, which we paid in cash.  As a consequence, the debenture has been paid in full.

As a result of the March 31, 2005 equity placement described in Note 11, “Other Stockholders’ Equity Transactions”, we incurred a default penalty of $600,000 at March 31, 2005, which was accrued at March 31, 2005 and recorded as a financing cost in the statement of operations.  We settled this penalty in April 2005, by agreeing to a re-pricing of the warrants described below, from an exercise price of $5.75 per share to an exercise price of $2.40 per share. The increase in the fair value of the warrants resulting from the repricing was $226,294.

As additional consideration for the purchase of the debenture, we granted to Oasis warrants entitling it to purchase 275,000 common shares at the price of $5.75 per share, or 115% of the closing price for those shares on the trading day prior to the sale of the debenture.  These warrants lapse if unexercised by

December 29, 2009.  A registration rights agreement was executed requiring Signalife to register the shares of its common stock underlying the debenture and warrant so as to permit the public resale thereof.  The debenture provided for the payment of liquidated damages of 2% of the debenture balance per month if the stipulated registration deadlines were not met.  In accordance with EITF 00-27, a portion of the proceeds were allocated to the warrant liability based on its fair value, which totaled $447,570 using the Black-Scholes option pricing model.  The remaining balance was allocated to the convertible debt instrument and was used to compute the beneficial conversion feature.  We attributed a beneficial conversion feature of $408,333 to the convertible debenture based upon the difference between the effective conversion price of those shares and the closing price of our common shares on the date of issuance.  The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 91%, (3) risk-free interest rate of 3.12%, and (4) expected life of 1.5 years. Additionally, we incurred legal costs of $31,660 in connection with the sale of the debenture. The total debt discount of $887,563 has been amortized over the term of the debenture.  During the year ended December 31, 2005, amortization recorded as interest expense amounted to $873,721.

Since the warrant is a contract requiring settlement through the delivery of registered shares, and the delivery of such registered shares was not deemed controllable by Signalife, we recorded the net value of the warrants at the date of issuance as a warrant liability on the balance sheet ($447,570) and included the change in fair value from the date of issuance to December 31, 2004 in other income (expense), in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.  The fair value of the warrant was $578,000 at December 31, 2004.  Upon the registration statement being declared effective on February 14, 2005, we reclassified the fair value of the warrant on that date ($260,000) to equity.  For the year ended December 31, 2005, the change in fair value of the warrant issued with registration rights decreased by approximately $318,000.

On April 20, 2005, we amended the terms of the warrant by reducing the exercise price of that warrant from $5.75 per share to $2.40 per share.  This amendment was effected in connection with procuring Oasis’s waiver with respect to our recent issuance of $8 million in equity through two private placements discussed in Note 11, “Other Stockholders’ Equity Transactions”.  As a result of the reduction of the exercise price of the warrant, we have recorded a non-cash charge of $226,294 in the statement of operations for 2005.

11.

OTHER STOCKHOLDERS’ EQUITY TRANSACTIONS

Non-Related Party Equity Transactions

We issued 150,000 shares (50,000 shares pre-split) of our common stock during the year ended December 31, 2001 to various consultants and service providers as partial compensation for services rendered to the company. These shares were valued at $5,000.

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

On June 20, 2003, our board of directors amended our articles of incorporation to increase our authorized capitalization to 110,000,000 shares, designating 100,000,000 to common stock and 10,000,000 to preferred stock.  Our board of directors is authorized under our articles of incorporation to provide from time to time for the issuance of preferred shares in series and to fix and determine from time to time, before issuance, the designation and relative rights and preferences of the shares of each series of preferred stock and the restrictions or qualifications.  See Note 9, “Preferred Stock and Warrant Unit Offering”.

On June 2, 2003, pursuant to a consulting agreement, we granted to a consultant common share purchase warrants entitling him to purchase 108,000 common shares at $2.40.  We estimated the fair value of the warrants at $199,226 under the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions:  (1) dividend yield of 0%, (2) expected volatility of 114.24%, (3) weighted-average risk-free interest rate of 1.42%, and (4) expected life of 1.5 years.

On July 17, 2003 we retained Maxim, a New York based investment banking firm, to act as our lead investment bank.  Under that agreement Maxim provides us with, among other services, assistance with our financing efforts in securing additional capital for product development and to fund the process of gaining approval for our cardiac monitoring device by the FDA.  Maxim also agreed to assist us with general business strategy and with seeking a listing on a national exchange.  We paid Maxim $50,000 at the inception of the agreement, with additional $7,500 per month payments through June 30, 2004.  In addition, we issued Maxim share purchase warrants entitling it to purchase 100,000 restricted common shares at $4.92 per share.  We estimated the fair value of the warrants at $133,349 under the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions:  (1) dividend yield of 0%, (2) expected volatility of 81.16%, (3) weighted-average risk-free interest rate of 1.68%, and (4) expected life of 1.5 years.

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

During 2003, we issued in the aggregate 367,514 common shares for marketing and business services rendered during the period.  We valued these services at $1,233,502 based upon the fair market value of the shares determined as the closing stock price as reported on the OTCBB, at the date of issuance.

On January 20, 2004, we granted to four employees options to purchase a total of 80,000 common shares at $3.60 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of sixteen months, and lapse if unexercised on January 19, 2009, subject to acceleration and forfeiture provisions, subject to acceleration and forfeiture provisions.

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

During 2004, we issued in the aggregate 453,143 common shares for marketing, legal and business services.  We valued these services at $1,900,774 based upon the fair market value of our common shares determined as the closing stock price as reported by the OTCBB at the date of issuance.  Of those shares issued, 52,391 common shares valued at $190,140 were expensed during the fourth quarter of 2003 since the services were rendered during that period.

On March 31, 2005, we closed a private placement wherein we sold a total of 1,562,500 unregistered common shares, together with common share purchase warrants entitling the holder to purchase 1,500,000 restricted common shares, to Trellus Management Company, LLC for the sum of $5,000,000.  The warrants are exercisable at $1.60 per share, contain cashless exercise provisions, and lapse if unexercised on or before March 31, 2010.  As part of the transaction, we agreed to file a registration statement with the SEC on or before April 20, 2005 to register the common shares sold and the common shares issuable upon the conversion of the warrants.  We further agreed to reduce the exercise price of the warrants to $1.20 per share should we fail to file the registration statement on a timely basis.  Subsequent to the private placement, we procured an extension of the filing date to June 30, 2005, and filed the registration statement with the SEC on June 29, 2005.  The registration statement was declared effective on July 22, 2005.

On April 8, 2005, we closed a private placement wherein we sold a total of 937,500 unregistered common shares, together with common share purchase warrants entitling the holder to purchase 900,000 restricted common shares, to Lagunitas Partners LP, Gruber & McBaine International, J. Patterson McBaine and Jon and Linda Gruber for the sum of $3,000,000.  The warrants are exercisable at $1.60 per share, contain cashless exercise provisions, and lapse if unexercised on or before April 8, 2010.  As part of the transaction, we agreed to file a registration statement with the SEC within 20 days to register the common shares sold and the common shares issuable upon the conversion of the warrants.  We further agreed to reduce the exercise price of the warrants to $1.20 per share should we fail to file the registration statement on a timely basis.  Subsequent to the private placement, we procured an extension of the filing date to June 30, 2005, and filed the registration statement with the SEC on June 29, 2005.  The registration statement was declared effective on July 22, 2005.

Effective February 1, 2005, we issued options to seven non-executive employees entitling them to purchase a total of 92,000 common shares at an exercise price of $4.05 per share, reflecting the fair market value of the shares as of that date.  These options vest quarterly over a period of four year based upon the continuous provision of services and lapse, to the extent not exercised, on January 31, 2010, subject to acceleration and forfeiture provisions.

On May 17, 2005, we issued to an employee options to purchase a total of 100,000 common shares at $3.75 per share, reflecting the fair market value of the shares as of that date.  The options vest over a period of eight quarters, and lapse if unexercised on May 17, 2010, subject to acceleration and forfeiture provisions.

On June 6, 2005, we issued to an employee options to purchase a total of 100,000 common shares at $4.20 per share, reflecting the fair market value of the shares as of that date.  The options vest over a period of eight quarters, and lapse if unexercised on June 6, 2010, subject to acceleration and forfeiture provisions.

On June 10, 2005, we entered into another investment banking agreement with Maxim.  Pursuant to this agreement, Maxim will provide non-exclusive investment banking, strategic advising and financial advising services to Signalife, and will have certain rights to manage or co-manage any public offering and to participate in future private placements.  As partial compensation under this agreement, we granted Maxim a fully-vested warrant to purchase 500,000 common shares at $4.77 per share.  The warrants, which contain a cashless exercise provision, lapse if unexercised on June 10, 2010. The fair value of the warrants was estimated at $912,986 under the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 98.96%, (3) weighted-average risk-free interest rate of 2.5%, and (4) expected life of 1.5 years.

On June 15, 2005, we issued to an employee options to purchase a total of 200,000 common shares at $4.01 per share, reflecting the fair market value of the shares as of that date.  The options vest over a period of four quarters, and lapse if unexercised on June 15, 2010, subject to acceleration and forfeiture provisions.

On June 27, 2005, we issued to a consultant options to purchase a total of 100,000 common shares at $3.85 per share, in connection with the provision of product development and manufacturing consulting advice.  The options vest over a period of eight quarters, and lapse if unexercised on June 27, 2010.

On July 18, 2005, we issued to an employee options to purchase a total of 25,000 common shares at $3.48 per share, reflecting the fair market value of the shares as of that date.  The options vest over a period of eight quarters, and lapse if unexercised on July 18, 2010, subject to acceleration and forfeiture provisions.

On August 15, 2005, we issued to an employee options to purchase a total of 100,000 common shares at $3.30 per share, reflecting the fair market value of the shares as of that date.  The options vest over a period of sixteen quarters, and lapse if unexercised on August 15, 2010.

On September 16, 2005, we issued to an employee options to purchase a total of 5,000 common shares at $3.90 per share, reflecting the fair market value of the shares as of that date.  The options vest over a period of four quarters, and lapse if unexercised on September 15, 2010, subject to acceleration and forfeiture provisions.

On October 3, 2005, we issued to an employee options to purchase a total of 50,000 common shares at $3.25 per share, reflecting the fair market value of the shares as of that date.  The options vest over a period of eight quarters, and lapse if unexercised on October 3, 201, subject to acceleration and forfeiture provisions, subject to acceleration and forfeiture provisions.

Equity Transactions With Current or Prospective Officers, Directors and Other Related Parties

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

On September 19, 2002, we acquired certain know how, trade secrets and other proprietary intellectual property rights relating to the development of a human biomedical signal amplification equipment and technology, referred to in these financial statement as the "Signal Technologies", from ARC Finance Group, LLC (“ARC”) in exchange for 23,400,000 shares of common stock (7,800,000 shares pre-split).  As a result of this transaction, ARC acquired approximately 85% of our outstanding shares.  We have valued the issuance of the common stock at $78,023, which was ARC Finance Group’s historical cost basis for the patents.

On October 12, 2002, we agreed to issue a total of 2,100,000 (700,000 pre-split) shares of our common stock to Marvin H. Fink pursuant to an employment agreement under which Mr. Fink would serve our Chief Executive Officer and Chairman of our board of directors.  We valued the aforesaid grant of 2,100,000 common shares at $15,190, reflecting the current market value for our common shares on the measurement date.  These shares vest at the rate of 8.33% or 174,999 (58,333 pre-split) shares per quarter with the first vesting on January 12, 2003.  As a consequence of the termination of Mr. Fink’s employment agreement and retirement, all of the aforesaid shares became fully vested during 2005.  We have expensed the value of the shares over the life of the employment agreement, and have expensed $4,157 and $5,063 during the years ended December 31, 2005 and 2004, with no remaining deferred compensation at December 31, 2005.  We have also estimated that the services performed by Mr. Fink for $1 per year have an annual value of $80,000.  In order to fairly present the value of these services, we have recorded additional annual expenses of $20,000, $80,000, $80,000 and $20,000 for the years ended December 31, 2005, 2004, 2003 and 2002, respectively, which was classified as contributed capital.

On October 15, 2002, we agreed to issue a total of 600,000 (200,000 pre-split) common shares to B World Technologies, Inc., pursuant to a Loanout Agreement with Dr. Budimir Drakulic and B World Technologies.  Under that agreement, Dr. Drakulic is obligated to work as an independent contractor for Signalife and serve as our Vice President and Chief Technology Officer for a term of ten years.  We valued the aforesaid grant of 600,000 common shares at $4,140, the current market value for our common shares on the measurement date. These shares vest at the rate of 5% or 30,000 (10,000 pre-split) shares per quarter with the first shares vesting on January 15, 2003.  We are expensing the value over the life of the agreement and have expensed $828 during each of the years ended December 31, 2005 and 2004, with the remainder presented as deferred compensation in Stockholders’ Equity.  For a description of the Loanout Agreement, see Note 13, “Commitments And Contingencies”.

Effective October 15, 2002, we agreed to issue a total of 225,000 (75,000 pre-split) common shares to Mr. Ellsworth Roston, who later became a director of the company, pursuant to a two-year consulting agreement whereby Mr. Roston would consult with Signalife with respect to the engineering, development and refining of our technologies.  We valued the shares at $1,553, the current market value for our common shares on the measurement date.  These shares vest at the rate of 12.5% or 28,125 (9,375 pre-split) shares per quarter with the first shares vesting on February 1, 2003.  We have expensed the value over the life of the agreement of which $629 was expensed during the year ended December 31, 2004.

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

In February 2003, we issued 216,000 options, in two tranches, to Dr. Lowell Harmison, who later became a director of our company, for consulting work related to helping us with the FDA review process for our heart monitoring device.  The first tranche of options, which are fully vested, allow Dr. Harmison to purchase 108,000 common shares (36,000 shares pre-split) at $0.97 per share, exercisable over five years. The second tranche of 108,000 options vest over three years on a quarterly basis.  We estimated the fair value of the first tranche of 108,000 options at $80,456 using the Black Scholes option-pricing model computed as of the grant date with the following assumptions:  (1) dividend yield of 0%, (2) expected volatility of 158.48%, (3) weighted-average risk-free interest rate of 1.65%, and (4) expected life of 1.5 years.  The value of the second tranche of 108,000 options is measured on the vesting dates to reflect the dates that the services are completed.  During 2003, there were three quarterly vestings which were fair valued with the Black Scholes model at $74,643.  The following assumptions were used in the model:  (1) dividend yield of 0%, (2) expected volatility range between 53.84% and 114.24%, (3) weighted average risk free rate of between 1.42% and 1.86%, and (4) expected life of 1.5 years.  During 2004 there were four quarterly vestings which were fair valued with the Black Scholes model at $118,752 and have been expensed as they vest.  The following assumptions were used in the model for 2004:  (1) dividend yield of 0%, (2) expected volatility range between 81.17% and 90.75%, (3) weighted average risk free rate of between 1.69% and 2.56%, and (4) expected life of 1.5 years.  During 2005 there were four quarterly vestings which were fair valued with the Black Scholes model at $96,711 and have been expensed as they vest.  The following assumptions were used in the model for 2005:  (1) dividend yield of 0%, (2) expected volatility range between 82% and 100%, (3) weighted average risk free rate of between 2.5% and 4%, and (4) expected life of 1.5 years.

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

On January 20, 2004, we issued to a director, Ms. Jennifer Black, as compensation for serving on our board of directors, options to purchase 50,000 common shares at $3.50 per share, reflecting the fair market value of the shares as of that date.  The options were fully vested, and lapse if unexercised on January 19, 2009, subject to acceleration and forfeiture provisions.

On February 5, 2004, we issued to a director, Dr. Robert Koblin, as compensation for serving on our board of directors, options to purchase 28,000 common shares at $3.70 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year, and lapse if unexercised on February 4, 2009, subject to acceleration and forfeiture provisions.

On April 1, 2004, we granted to each of two directors, Jennifer Black and Robert Koblin, as compensation for serving on the audit committee of our board of directors, options to purchase 2,000 common shares at $6 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year, and lapse if unexercised on March 31, 2009, subject to acceleration and forfeiture provisions.

On April 1, 2004, we granted to each of three directors, Marvin Fink, Ellsworth Roston and Robert Koblin, as compensation for serving on the compensation committee of our board of directors, options to purchase 2,000 common shares at $6 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year, and lapse if unexercised on March 31, 2009, subject to acceleration and forfeiture provisions.

On June 6, 2004, we issued to a director, Dr. Lowell Harmison, as compensation for serving on our board of directors, options to purchase 28,000 common shares at $6.25 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year, and lapse if unexercised on June 5, 2009, subject to acceleration and forfeiture provisions.

On July 8, 2004, we issued to a director, Ellsworth Roston, as compensation for serving on the audit committee of our board of directors, options to purchase 2,000 common shares at $3.95 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year, and lapse if unexercised on July 7, 2009, subject to acceleration and forfeiture provisions.

On October 10, 2004, we issued to a director, Marvin Fink, as compensation for serving on our board of directors, options to purchase 28,000 common shares at $2.29 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year, and lapse if unexercised on October 11, 2009, subject to acceleration and forfeiture provisions.

On November 1, 2004, we issued to a director, Ellsworth Roston, as compensation for serving on our board of directors, options to purchase 28,000 common shares at $2.90 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year, and lapse if unexercised on October 31, 2009, subject to acceleration and forfeiture provisions.

On January 3, 2005, we granted to each of three directors, Marvin Fink, Ellsworth Roston and Robert Koblin, as compensation for serving on the compensation committee of our board of directors, options to purchase 5,000 common shares at $5.05 per share, reflecting the fair market value of the shares as of that date. The options vest quarterly over a period of one year, and lapse if unexercised on January 2, 2010, subject to acceleration and forfeiture provisions.

On January 3, 2005, we granted to each of two directors, Jennifer Black and Ellsworth Roston, as compensation for serving on our audit committee, options to purchase 10,000 common shares at $5.05 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year, and lapse if unexercised on January 2, 2010, subject to acceleration and forfeiture provisions.

On January 20, 2005, we issued to a director, Ms. Jennifer Black, as compensation for serving on our board of directors, options to purchase 28,000 common shares at $3.95 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year, and lapse if unexercised on January 19, 2010, subject to acceleration and forfeiture provisions.

On March 22, 2005, we issued to a director at such time, Ms. Lucy Duncan-Scheman, as compensation for joining and serving on our board of directors, options to purchase 50,000 common shares at $3.10 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year, and lapse if unexercised on March 21, 2010, subject to acceleration and forfeiture provisions.

On April 15, 2005, we issued to Ms. Pamela M. Bunes, in connection with her entering into an employment agreement as our Chief Executive Officer, options to purchase 750,000 common shares at $3 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly in tranches of 37,500 shares per quarter over the five year term of the employment agreement based upon the continuous provision of services by Ms. Bunes, and lapse to the extent unexercised on April 15, 2010 (subject to acceleration and forfeiture provisions) with respect to the first sixteen quarterly tranches, and April 15, 2011 (subject to acceleration and forfeiture provision) with respect to the final four quarterly tranches.

On April 18, 2005, we issued to Mr. Rodney Hildebrandt, in connection with his entering into an employment agreement as our Chief Operating Officer, options to purchase 1,000,000 common shares at $3.10 per share, reflecting the fair market value of the shares as of that date.  The right to exercise the option vests quarterly in tranches of 62,500 shares per quarter over four years based upon the continuous provision of services by Mr. Hildebrandt, and lapse to the extent unexercised on April 18, 2010, subject to acceleration and forfeiture provisions.

On June 6, 2005, we issued to a director, Dr. Lowell T. Harmison, as compensation for further serving on our board of directors, options to purchase 28,000 common shares at $4.20 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year, and lapse if unexercised on June 6, 2010, subject to acceleration and forfeiture provisions.

On July 22, 2005, we issued to two directors, Ms. Pamela M. Bunes and Mr. Rodney Hildebrandt, as compensation for joining and serving on our board of directors, options to purchase 50,000 common shares at $3.43 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing March 21, 2005, and lapse if unexercised on March 21, 2010, subject to acceleration and forfeiture provisions.

On July 22, 2005, we issued to a director at that time, Ms. Lucy Duncan-Scheman, as compensation for serving on our audit committee, options to purchase 10,000 common shares at $3.43 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year retroactive to March 21, 2005, and lapse if unexercised on March 21, 2010, subject to acceleration and forfeiture provisions.

On July 22, 2005, we issued to a director at that time, Ms. Lucy Duncan-Scheman, as compensation for serving on our compensation committee, options to purchase 5,000 common shares at $3.43 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year retroactive to March 21, 2005, and lapse if unexercised on March 21, 2010, subject to acceleration and forfeiture provisions.

On July 29, 2005, we issued to a newly-appointed director, Ms. Norma Provencio, as compensation for joining and serving on our board of directors, options to purchase 50,000 common shares at $3.34 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing July 29, 2005, and lapse if unexercised on July 29, 2010, subject to acceleration and forfeiture provisions.

On July 29, 2005, we issued to a director, Ms. Norma Provencio, as compensation for serving on our audit committee, options to purchase 10,000 common shares at $3.34 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing July 29, 2005, and lapse if unexercised on July 29, 2010, subject to acceleration and forfeiture provisions.

On August 23, 2005, we issued to a newly-appointed director, Mr. Rowland Perkins, as compensation for joining and serving on our board of directors, options to purchase 50,000 common shares at $3.45 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 23, 2005, and lapse if unexercised on August 23, 2010, subject to acceleration and forfeiture provisions.

On November 1, 2005, we issued to a director, Mr. Ellsworth Roston, as compensation for further serving on our board of directors, options to purchase 28,000 common shares at $3.18 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 1, 2005, and lapse if unexercised on October 31, 2010, subject to acceleration and forfeiture provisions.

12.

OPTIONS AND WARRANTS OUTSTANDING

Stock Plans

On November 1, 2002, our Board of Directors approved the establishment of the 2002 Stock Plan (the “2002 Stock Plan”).  Our shareholders approved the plan on June 5, 2003.  The total number of common shares available for grant and issuance under the plan may not exceed 6,000,000 (2,000,000 pre-split) shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions.  Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the committee or the Board of Directors.  At December 31, 2005, there were outstanding 4,164,837 common share purchase options under the plan, and there were 530,288 common shares available for awards.

On March 31, 2003, our Board of Directors approved the establishment of the 2003 Nonqualified Stock Option And Stock Plan (the “2003 Stock Plan”).  The 2003 Stock Plan allows the Board to grant common stock purchase options or issue free-trading or restricted common stock from time to time to our employees, officers, directors and consultants.  The total number of common shares available for grant and issuance under the plan may not exceed 1,500,000 (500,000 pre-split) shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions.  Options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors.  Options granted under the 2003 Stock Plan will not qualify under Section 422 of the Internal Revenue Code as incentive stock options.  At December 31, 2005, there were no common share purchase options outstanding, we had issued 1,165,145 common shares under the plan and there were 334,855 common shares available for awards.

Stock Purchase Options And Warrants Issued

The following table summarizes information with respect to common stock issuable under all stock purchase options and warrants issued by the company for the periods ended December 31, 2005 and 2004, common share equivalents issuable under series ‘A’ preferred share purchase warrants:

	December 31, 2005		December 31, 2004
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	4,658,894	$ 2.27	5,920,669	$ 1.77
Granted during the period	6,091,000	2.72	809,030	5.82
Exercised during the period	(54,166)	3.00	(228,362)	2.34
Forfeited, cancelled or lapsed during the period	(544,875)	4.24	(1,842,443)	1.85
Outstanding at end of the period	10,150,853	2.43	4,658,894	2.27
Exercisable at end of the period	7,657,353	$ 2.24	3,864,270	$ 2.43

The number and weighted average exercise prices of all common shares and common share equivalents issuable under and stock purchase options and warrants outstanding as of December 31, 2005 and 2004 is as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$0.01 to $0.99	1,928,632	2.0	$ 0.90
$1 to 1.99	2,850,000	3.9	$ 1.61
$2 to 2.99	449,000	3.6	$ 2.43
$3 to $3.99	3,719,221	3.8	$ 3.17
$4 to $4.99	1,141,500	4.0	$ 4.48
$5 to %.99	27,500	4.0	$ 5.05
$6 to $6.99	35,000	3.4	$ 6.20

13.

COMMITMENTS AND CONTINGENCIES

Signalife has employed Ms. Pamela H. Bunes as our Chief Executive Officer and President pursuant to a five-year employment agreement dated April 15, 2005.  Under the employment agreement, Ms. Bunes is entitled to (1) a base salary of $300,000 per year, subject to adjustment after the first anniversary of the agreement upon a performance review by the board; (2) a $32,000 signing bonus; (3) a number of employee benefits, including the provision of an automobile; and (4) the grant of an option entitling her to purchase 750,000 common shares at $3 per share, reflecting the closing price of our common stock as of the date of the agreement.  The right to exercise the option vests quarterly in tranches of 37,500 shares per quarter over the term of the employment agreement based upon the continuous provision of services by Ms. Bunes, and lapse to the extent unexercised on April 15, 2010 with respect to the first sixteen quarterly tranches, and April 15, 2011 with respect to the final four quarterly tranches.  The employment agreement provides for early termination in the case of Ms. Bunes’ death or disability, Ms. Bunes’ termination by Signalife for “cause” as that term is defined in the agreement; and Ms. Bunes’ termination of employment for “good reason” as that term is defined in the agreement, which includes a change in control.  Signalife and Ms. Bunes may each also terminate the agreement upon 60 days’ prior notice with cause or good reason, respectively.  In the event of an early termination of the agreement for any reason, all compensation and benefits under the agreement will terminate as of the date of termination, with the payment of any bonuses payable under any bonus plan adopted by the company being pro rated as of the date of termination.  In addition, all unvested options shall lapse.  In the event of Ms. Bunes’ death or in the event Signalife should terminate the agreement without cause or should Ms. Bunes terminate the agreement for good reason, Signalife shall be obligated to continue to pay Ms. Bunes her base salary and to continue to provide employee benefits for a period of twelve months, except that in the event of Ms. Bunes death, this obligation shall terminated upon the expiration of the intended term of the agreement if shorter.

Signalife has employed Mr. Rodney Hildebrandt as our Chief Operating Officer and Secretary pursuant to a five-year employment agreement dated April 18, 2005.  The agreement has a term commencing effective as of March 22, 2005 and ending on March 21, 2010.  Under the agreement, Mr. Hildebrandt is entitled (1) to a base salary of $125,000 per year, subject to adjustment after the first anniversary of the agreement upon a performance review by the board; (2) a number of employee benefits, including the provision of an automobile; and (3) the grant of an option entitling him to purchase 1,000,000 unregistered common shares at $3.10 per share, reflecting the closing price of our common stock as of the date of the agreement.  The right to exercise the option vests quarterly in tranches of 62,500 shares per quarter over the term of the employment agreement based upon the continuous provision of services by Mr. Hildebrandt, and lapse to the extent unexercised on April 18, 2010.  The employment agreement provides for early termination in the case of Mr. Hildebrandt’s death or disability, Mr. Hildebrandt’s termination by Signalife for “cause” as that term is defined in the agreement; and Mr. Hildebrandt’s termination of employment for “good reason” as that term is defined in the agreement, which includes a change in control.  Signalife and Mr. Hildebrandt may each also terminate the agreement upon 60 days’ prior notice with cause or good reason, respectively.  In the event of an early termination of the agreement for any reason, all compensation and benefits under the agreement will terminate as of the date of termination, with the payment of any bonuses payable under any bonus plan adopted by the company being pro rated as of the date of termination.  In addition, all unvested options shall lapse.  In the event of Mr. Hildebrandt’s death or in the event Signalife should terminate the agreement without cause or should Mr. Hildebrandt terminate the agreement for good reason, Signalife shall also be obligated to continue to pay Mr. Hildebrandt his base salary and to continue to provide employee benefits for a period of twelve months, except that in the event of Mr. Hildebrandt death, this obligation shall terminated upon the expiration of the intended term of the agreement if shorter.

Signalife has engaged Dr. Budimir Drakulic as our Vice President and Chief Technology Officer on a part-time independent contractor basis under a loan-out agreement dated October 15, 2002 with two companies, B World Technologies, Inc. and B Technologies, Inc., and Dr. Drakulic individually.  Dr. Drakulic is the president and owner of these companies.  The essential terms of the agreement are as follows:  (1) the agreement provides for a ten-year initial term, with annual renewal provisions thereafter; (2) B Technologies was entitled to a $10,000 bonus upon execution, and to monthly service fee of $15,000 thereafter; (3) we granted 600,000 (200,000 shares pre-split) “restricted” common shares to B World Technologies, to be earned over five years of continuous provision of services by Dr. Drakulic.  The loan-out agreement provides for early termination should B World and B Technologies fail, neglect or refuse to provide Dr. Drakulic’s services.  In such an event, all compensation under the agreement will terminate and the unvested portion of the 600,000 restricted common share grants shall be deemed forfeit as of the effective termination date.

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

We lease our principal executive offices, consisting of approximately 4,029 square feet, from Falls Place, LLC, for a 36 month term commencing June 1, 2005.  The lease is terminable after 18 months upon 90 days’ notice provided the termination is attributable to our outgrowing the premises.  Our monthly base rent for years one, two and three is $6,211, $6,336 and $6,463 per month, respectively, which we believe reflects market value.  We are also required to pay our share of any increase in operating expenses over fiscal 2005.  The lease is renewable for an additional 36 months subject to the payment of a 2% per year increase in base rent.

We lease our principal research and development/laboratory facilities, consisting of approximately 3,550 square feet and encompassing four suites including administrative offices and research and development/laboratory facilities, on a month to month basis. We may terminate the lease upon 30 days’ notice and the payment of two months rent.  We currently pay approximately $9,200 per month in base rent for these facilities, which we believe reflects market value, and are also required to pay our share of any increase in operating expenses after August 2002.  Operating expenses include expenses for maintenance of common areas, heating, air conditioning, plumbing, trash disposal, janitorial and security services and other like expenses.

Rent expense recorded in the financial statements was $153,563 and $103,970 for the years ended December 31, 2005 and 2004, respectively.

14.

RELATED PARTY TRANSACTIONS

During the years December 31, 2005 and 2004, we incurred legal fees to a firm which has one of our directors, Mr. Ellsworth Roston, as a partner.  The fees incurred for 2005 and 2004 were $162,603 and $195,146, respectively.  Of these amounts, $108,509 and $184,000 was capitalized as patent costs.

On January 21, 2005, we entered into a consulting agreement with Dr. Lowell T. Harmison, one of our directors, in connection with the provision of his services in evaluating the applicability of our technology to the EEG market.  Under this agreement, we acknowledged that Dr. Harmison had previously provided services for this project for which we compensated him with the sum of $70,000 in registered common shares, and that Dr. Harmison would provide an additional $84,000 in services, payable at the rate of $14,000 per month, to complete the project over a six month term. An additional $14,000 was paid, covering a seventh month of service.

15.

SUBSEQUENT EVENTS

On January 3, 2006, we issued to a director, Ms. Jennifer Black, as compensation for further serving on the audit committee of our board of directors, options to purchase 10,000 common shares at $2.70 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing January 3, 2006, and lapse if unexercised on January 2, 2011, subject to acceleration and forfeiture provisions.

On January 20, 2006, we issued to a director, Ms. Jennifer Black, as compensation for further serving on our board of directors, options to purchase 28,000 common shares at $2.90 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing January 20, 2006, and lapse if unexercised on January 19, 2011, subject to acceleration and forfeiture provisions.

On March 14, 2006, we entered into a two-year consulting agreement with Mr. James M. Lyons, as well as a one page modification.  Under this agreement, Mr. Lyons is to provide consulting services relating to strategic, advisory, marketing and public capital markets matters to Signalife as it rolls-out its technologies, including strategic advisory services, consulting services on mergers and acquisitions, evaluative services on joint venture relationships, general business advice, capital structure consultation, and the configuration and/or additional to management, staff and our board of directors.  After a contractual initiation fee of $15,000 payable to Mr. Lyons, as compensation for services under the agreement, we have agreed to (1) pay Mr. Lyons cash compensation of $15,000 per month commencing on the nine-month anniversary date of the agreement, and (2) grant Mr. Lyons stock purchase options entitling him to purchase 450,500 common shares at $2.75 per share.  The fair market value of the shares as of date of grant was $2.89 per share, resulting in a $0.14 discount from market.  The first 150,000 options vest on the one-month anniversary date, but will be forfeited on a pro rata basis to the extent the agreement is terminated on or before the nine-month anniversary date.  The balance of the options will vest on the second through twenty-fourth monthly anniversary dates to the extent that Mr. Lyons is then providing services as of such dates.  The options lapse if not unexercised by March 14, 2011, subject to acceleration and forfeiture provisions.

On March 26, 2006, we entered into a Sales and Marketing Services Agreement with Rubbermaid Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc.  The initial term of the agreement is for one year, and may be renewed by Rubbermaid on an annual basis for up to nine additional years, subject to satisfaction of modest performance benchmarks and other conditions.  Under this agreement, in consideration for the rights to exclusively market and sell the Fidelity 100 Monitor System and our first Signalife Holter Monitor within the United States, Rubbermaid agreed to pay Signalife $2,000,000 following execution of the agreement, and an additional $1,000,000 to renew the agreement for an additional year on the first and second anniversary dates of the agreement (provided, in the event that less than 201 Fidelity 100 Monitor units have been sold in the first year of the agreement, the first renewal fee shall be reduced to $500,000).  Rubbermaid will, at its cost, put together a national sales force to market the Fidelity 100 Monitor System and the first Signalife Holter Monitor, and will also advertise and otherwise vigorously promote these products in medical literature, at trade shows, and through other mechanisms as set forth in the agreement.  This marketing arrangement may be extended to international sales or other parties upon the mutual consent of both parties.  Other conditions, including provisions for Rubbermaid to bid on our other products pursuant to a right of first refusal, and provisions contemplating the distribution of Rubbermaid’s proprietary medical carts, are set forth in the agreement as well.  In compensation for these services, Rubbermaid will receive 35% of net product sales, as defined in the agreement.  Signalife will, in turn, handle all product manufacturing, fulfillment and product servicing functions.

SIGNATURES OF EXECUTIVE OFFICERS AND DIRECTORS

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this annual report on form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2006.

SIGNALIFE, Inc.
By:	/s/ Pamela M. Bunes
Pamela M. Bunes, President and Chief Executive Officer (principal executive officer)
By:	/s/ Robert C. Scherne
Robert C. Scherne Interim Chief Financial Officer (principal accounting and financial officer)

In accordance with the Exchange Act, this annual report on form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Pamela M. Bunes		March 30, 2006
Pamela M. Bunes		President, Chief Executive Officer and Director
By:	/s/ Rodney Hildebrandt*		March 30, 2006
Rodney Hildebrandt		Chief Operating Officer and Director
By:	/s/ Lowell T. Harmison*		March 30, 2006
Lowell T. Harmison		Director
By:	/s/ Ellsworth Roston*		March 30, 2006
Ellsworth Roston		Director
By:	/s/ Jennifer Black*		March 30, 2006
Jennifer Black		Director
By:	/s/ Norma Provencio*		March 30, 2006
Norma Provencio		Director
By:	/s/ Rowland Perkins*		March 30, 2006
Rowland Perkins		Director
* By:	/s/ Pamela M. Bunes
Pamela M. Bunes, Agent-In Fact