Form 10QSB
period 2006-03-31
SIGNALIFE, INC.
filed 2006-05-15
CIK 810365

United States

Securities And Exchange Commission

Washington, D.C. 20549

_________________

FORM 10-QSB

_________________

(Mark One)

☒	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended March 31, 2006
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 12, 2006, there were issued and outstanding 38,949,375 shares of common stock, par value $0.001 per share and 166,894 shares of series ‘A’ preferred stock, par value $0.001 per share.

Table Of Contents

ADVISEMENTS

i

SIGNALIFE, INC.  FINANCIAL STATEMENTS  (UNAUDITED)  THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

ii

Balance Sheet

1

Statements Of Operations

2

Statements Of Stockholders’ Equity

3

Statements Of Cash Flows

11

Notes To Interim Financial Statements

13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION22

General

22

Overview

22

Results of Operations

23

Capital Resources

25

Critical Accounting Policies

27

UNCERTAINTIES AND OTHER RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

27

Risks Relating To Our Business

27

Risks Relating To An Investment In Our Securities

31

CONTROLS AND PROCEDURES

34

Evaluation Of Disclosure Controls And Procedures

34

Changes in Internal Control over Financial Reporting

34

LEGAL PROCEEDINGS

34

CHANGES IN SECURITIES AND USE OF PROCEEDS

35

Recent Sales Of Unregistered Equity Securities Not Previously Reported on Form 8-K

35

Use Of Proceeds Of Registered Offerings

36

Repurchases Of Equity Securities

36

DEFAULTS UPON SENIOR SECURITIES

36

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

36

OTHER INFORMATION

36

Matters Not Previously Reported On Form 8-K

36

Voluntary Reports

36

Material Changes To Director Nominee Procedures

37

EXHIBITS

37

SIGNATURES

38

-ii-

ADVISEMENTS

Unless the context requires otherwise, “Signalife”, “the company”, “we”, “us”, “our” and similar terms refer to Signalife, Inc., formerly known as Recom Managed Systems, Inc.  Our common stock, par value $.001 per share, and our series ‘A’ preferred stock, par value $.001 per share, are commonly referred to in this quarterly report as our “common shares” and “series ‘A’ preferred shares”, respectively.  The information in this quarterly report is current as of the date of this quarterly report (March 31, 2006), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the three-month interim period ended March 31, 2006 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ended December 31, 2006.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction with the annual financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-KSB for our fiscal year ended December 31, 2005, as it may be amended, together with any reports, statements and information filed with the SEC relating to periods or events occurring after December 31, 2005.

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

In this quarterly report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results.  These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances.  You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions.  When reading any forward looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:  (1) the success of our research and development activities, the development of a viable commercial production model, and the speed with which regulatory authorizations and product launches may be achieved; (2) whether or not a market for our products develops and, if a market develops, the pace at which it develops; (3) our ability to successfully sell our products if a market develops; (4) our ability to attract the qualified personnel to implement our growth strategies; (5) our ability to develop sales, marketing and distribution capabilities; (6) our ability to obtain reimbursement from third party payers for the products that we sell; (7) the accuracy of our estimates and projections; (8) our ability to fund our short-term and long-term financing needs; (9) changes in our business plan and corporate strategies; and (10) other risks and uncertainties discussed in greater detail in the sections of this report, including those captioned “Management’s Discussion And Analysis Of Financial Condition, Results Of Operations And Plan Of Operation” and “Uncertainties And Other Risk Factors That May Affect Our Future Results And Financial Condition”.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this report as well as other public reports we file with the United States Securities and Exchange Commission (the “SEC”), including our annual report on form 10-KSB for our fiscal year ended December 31, 2005, as it may be amended.  You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.  We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

-i-

SIGNALIFE, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

Contents

Page
Financial Statements (Unaudited):
Balance Sheet as of March 31, 2006	F–1
Statements Of Operations For The Three Months Ended March 31, 2006 And 2005	F–2
Statements Of Stockholders’ Equity From Inception to March 31, 2006	F–3
Statements Of Cash Flows For The Three Months Ended March 31, 2006 And 2005	F–11
Notes To Interim Financial Statements	F–13

-ii-

SIGNALIFE, INC.

(A Development Stage Company)

Balance Sheet

March 31, 2006

(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 5,515,644
Inventory – raw materials	100,264
Prepaid expenses and other current assets	106,278
Total current assets	5,722,186
Property and equipment, net of accumulated depreciation of $203,676.	265,202
Intangible – patents, including related party amounts, net of accumulated amortization of $36,225	448,647
TOTAL ASSETS	$ 6,436,035
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 288,741
Deferred revenue	2,000,000
Total liabilities	2,288,741
Commitments and contingencies	—
Stockholders’ equity:
Series ‘A’ convertible preferred stock, $.001 par value; 10,000,000 shares authorized; 98,635 shares issued and outstanding	99
Series ‘A’ convertible preferred stock to be issued for accrued dividends, 83,341 shares	83
Common stock, $.001 par value; 100,000,000 shares authorized; 38,723,727 shares issued and outstanding	38,724
Additional paid-in capital	29,639,595
Deferred compensation	(1,297)
Deficit accumulated during development stage	(25,529,910)
Total stockholders’ equity	4,147,294
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 6,436,035

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Operations

For The Three Months Ended March 31, 2006 And 2005 And From Inception

Of Development Stage (Nov. 7, 2000) To March 31, 2006

(Unaudited)

	For the Three Months Ended March 31,		From Inception of Development Stage (Nov. 7, 2000) to March 31, 2006
	2006	2005
Revenue	$ —	$ —	$ —
Research and development	169,263	570,380	3,726,238
General and administrative expenses	2,320,296	1,099,079	18,646,551
Loss before other income (expense)	(2,489,559)	(1,669,459)	(22,372,789)
Interest income	42,179	4,475	193,604
Interest expense, including amortization of debt discount	—	(364,718)	(1,307,890)
Change in fair value of warrant liability	—	318,000	187,570
Warrant repricing and other financing cost	—	(600,000)	(384,810)
Loss before provision for income taxes	(2,447,380)	(2,311,702)	(23,684,315)
Provision for income taxes	—	—	—
Net loss	(2,447,380)	(2,311,702)	(23,684,315)
Preferred dividend	11,169	18,242	2,314,711
Net loss attributable to common stockholders	$ (2,458,549)	$ (2,329,944)	$ (25,999,026)
Basic and diluted loss per share	$ (0.06)	$ (0.07)	$ (0.99)
Basic and diluted loss per share attributable to common stockholders	$ (0.06)	$ (0.07)	$ (1.09)
Weighted average shares outstanding— basic and diluted	38,655,399	34,992,042	23,854,879

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (Nov. 7, 2000) To March 31, 2006

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

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To March 31, 2006

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

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To March 31, 2006

(Unaudited)

(Continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To Dec. 31, 2005
	Shares	Amount	Shares	Amount	Shares	Amount
December 2003—$3.60	5,953	$ 6	—	$ —	—	$ —	$ 21,425	—	$ —	$ 21,431
Cashless exercise of warrants	1,105,000	1,105	—	—	—	—	(1,105)	—	—	—
Contributed services – officer	—	—	—	—	—	—	80,000	$ —	—	80,000
Employee stock options issued below market	—	—	—	—	—	—	38,400	—	—	38,400
Amortization of deferred compensation	—	—	—	—	—	—	—	6,668	—	6,668
Options and warrants issued for:
Services	—	—	—	—	—	—	2,196,068	(219,010)	—	1,977,058
Financing cost	—	—	—	—	—	—	74,088	—	—	74,088
Issuance of preferred stock for cash	—	—	1,792,975	1,793	—	—	5,376,857	—	—	5,378,650
Series ‘A’ preferred stock offering expenses	—	—	—	—	—	—	(572,785)	—	—	(572,785)
Preferred stock beneficial conversion feature	—	—	—	—	—	—	896,474	—	(896,474)	—
Allocation of fair value to warrants	—	—	—	—	—	—	949,121	—	(949,121)	—
Series ‘A’ Preferred stock accrued dividend	—	—	—	—	—	—	(107,575)	—	—	(107,575)
Net loss	—	—	—	—	—	—	—	—	(5,311,377)	(5,311,377)
Balance December 31, 2003	32,993,912	$ 32,993	1,792,975	$ 1,793	—	—	$ 11,477,573	$ (232,020)	$ (7,455,599)	$ 3,824,740

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To March 31, 2006

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

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To March 31, 2006

(Unaudited)

(Continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To Dec. 31, 2005
	Shares	Amount	Shares	Amount	Shares	Amount
Amortization of deferred compensation	—	$ —	—	$ —	—	$ —	$ —	$ 225,531	$ —	$ 225,531
Warrants issued for services	—	—	—	—	—	—	132,712	—	—	132,712
Warrants issued for legal settlement	—	—	—	—	—	—	757,207	—	—	757,207
Expense recognized from repricing of warrants	—	—	—	—	—	—	158,516	—	—	158,516
Beneficial conversion feature	—	—	—	—	—	—	408,333	—	—	408,333
Cancelled common stock	(369,000)	(369)	—	—	—	—	369	—	—	—
Conversion of series ‘A’ preferred stock	1,546,633	1,547	(1,546,633)	(1,547)	—	—	—	—	—	—
Series ‘A’ preferred stock accrued dividend	—	—	—	—	—	—	(295,452)	—	—	(295,452)
Shares for series ‘A’ preferred dividends	—	—	—	—	134,834	134	404,353	—	—	404,487
Conversion of series ‘A’ preferred stock	3,457	3	—	—	(3,457)	(3)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(6,966,243)	(6,966,243)
Balance December 31, 2004	34,826,655	34,827	246,342	246	131,377	131	15,348,728	(6,489)	(14,421,842)	955,601

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To March 31, 2006

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

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To March 31, 2006

(Unaudited)

(Continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To Dec. 31, 2005
	Shares	Amount	Shares	Amount	Shares	Amount
Contributed services—officer	—	$ —	—	$ —	—	$ —	$ 20,000	$ —	$ —	$ 20,000
Amortization of deferred compensation	—	—	—	—	—	—	—	4,985	—	4,985
Warrants issued for services	—	—	—	—	—	—	1,060,467	—	—	1,060,467
Series ‘A’ preferred stock accrued dividend	—	—	—	—	—	—	(54,920)	—	—	(54,920)
Shares for series ‘A’ preferred dividends	—	—	—	—	18,307	19	54,901	—	—	54,920
Conversion of series ‘A’ preferred stock	203,417	203	(203,417)	(203)	—	—	—	—	—	—
Shares issued	—	—	70,066	70	(70,066)	(70)	—	—	—	—
Warrant liability reclassified upon effectiveness	—	—	—	—	—	—	260,000	—	—	260,000
Sale of common stock	2,500,000	2,500	—	—	—	—	7,997,500	—	—	8,000,000
Offering cost related to sale of common stock	—	—	—	—	—	—	(30,000)	—	—	(30,000)
Net loss	—	—	—	—	—	—	—	—	(8,660,688)	(8,660,688)
Balance December 31, 2005	38,575,021	$ 38,575	112,991	$ 113	79,618	$ 80	$ 28,442,720	$ (1,504)	$ (23,082,530)	$ 5,397,454

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To March 31, 2006

(Unaudited)

(Continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To Dec. 31, 2005
	Shares	Amount	Shares	Amount	Shares	Amount
2006:
Issuance of common stock for services:
January 2006—$2.76	44,024	$ 44	—	$ —	—	$ —	$ 121,629	$ —	$ —	$ 121,673
February 2006—$2.96	48,804	49	—	—	—	—	144,633	—	—	144,682
March 2006—$2.88	41,522	42	—	—	—	—	119,592	—	—	119,634
Amortization of deferred compensation	—	—	—	—	—	—	—	207	—	207
Fair value of employee options	—	—	—	—	—	—	559,603	—	—	559,603
Warrants issued for services	—	—	—	—	—	—	251,421	—	—	251,421
Series ‘A’ preferred stock accrued dividend	—	—	—	—	—	—	(11,169)	—	—	(11,169)
Shares for series ‘A’ preferred dividends	—	—	—	—	3,723	3	11,166	—	—	11,169
Conversion of series ‘A’ preferred stock	14,356	14	(14,356)	(14)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(2,447,380)	(2,447,380)
Balance March 31, 2006	38,723,727	$ 38,724	98,635	$ 99	83,341	$ 83	$ 29,639,595	$ (1,297)	$ (25,529,910)	$ 4,147,294

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Cash Flows

For The Three Months Ended March 31, 2006 And 2005 And From Inception

Of Development Stage (Nov. 7, 2000) To March 31, 2006

(Unaudited)

	For the Three Months Ended March 31,		From Inception of Development Stage (Nov. 7, 2000) to March 31, 2006
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,447,380)	$ (2,311,702)	$ (23,684,315)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	27,999	18,599	240,595
Amortization of debt issue costs and finance costs	—	324,718	887,563
Change in fair value of warrant liability	—	(318,000)	(187,570)
Amortization of deferred compensation	207	4,364	238,596
Services recognized as contributed capital	—	20,000	200,000
Stock issued for services	385,989	394,698	5,061,841
Options and warrants issued for services	251,421	27,337	3,539,470
Fair value of employee options	559,603	—	559,603
Warrants issued for legal settlement	—	—	757,207
Finance cost attributed to repricing of warrants	—	—	384,810
Finance cost attributed to shares issued at discount	—	—	336,610
Other	—	—	1,459
Changes in operating assets and liabilities:
Prepaid expenses and other currents assets	65,066	61,462	(106,278)
Inventory	(100,264)	—	(100,264)
Deferred revenue	2,000,000	—	2,000,000
Accounts payable and accrued expenses	34,818	835,629	363,854
Net cash provided by (used in) operating activities	777,459	(942,895)	(9,506,819)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,703)	(4,285)	(469,573)
Capitalized patent cost	(23,389)	(19,481)	(406,849)
Net cash used in investing activities	(38,092)	(23,766)	(876,422)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	—	—	136,400
Issuance of common stock and exercise of warrants for cash	—	5,137,496	9,293,280

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Cash Flows

For The Three Months Ended March 31, 2006 And 2005 And From Inception

Of Development Stage (Nov. 7, 2000) To March 31, 2006

(Unaudited)

(Continued)

	For the Three Months Ended March 31,		From Inception of Development Stage (Nov. 7, 2000) to March 31, 2006
	2006	2005
Cost of sale of common stock	—	—	(30,000)
Sale of preferred stock for cash, net of expenses	—	—	4,805,865
Sale of warrants for cash	—	—	125,000
Proceeds from issuance of convertible debenture, net of expenses	—	—	1,968,340
Payment of convertible debenture	—	—	(400,000)
Net cash provided by financing activities	—	5,137,496	15,898,885
Net increase in cash and cash equivalents	739,367	4,170,835	5,515,644
Cash and cash equivalents, beginning of period	4,776,277	2,340,806	—
Cash and cash equivalents, end of period	$ 5,515,644	$ 6,511,641	$ 5,515,644

Supplemental Cash Flow Information:

Signalife paid no interest during the three month periods ended March 31, 2006 or 2005. Signalife paid interest of $8,608 for the period from inception of development stage (November 7, 2000) to March 31, 2006.

For the period from inception of development stage (November 7, 2000) to March 31, 2006, Signalife paid no income taxes.

Supplemental Investing and Financing Activities:

Signalife recorded compensation expense of $20,000 for the three-month period ended March 31, 2005 for the Chief Executive Officer of the company.  This compensation was recorded as additional paid in capital.

For the three months ended March 31, 2006 and 2005, the company has accrued $11,169 and $18,242, respectively, in dividends related to its series “A” preferred stock.  Such dividends are a non-cash charge as they will be paid in-kind.

During the three months ended March 31, 2006 and 2005, 14,356 and 102,396 shares of common stock, respectively, were issued upon conversion of an equivalent number of shares of series “A” preferred stock.

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Three Months Ended March 31, 2006 And 2005

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

On June 26, 2000, we filed a Voluntary Petition for Reorganization under Chapter 11 of the Federal Bankruptcy Code and substantially curtailed operations.  The Plan of Reorganization was confirmed on November 7, 2000, at which date the company became a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 “Accounting and Reporting by Development Stage Enterprises”.  This resulted in the post bankruptcy ownership group controlling approximately 87% of the common stock and the elimination of the outstanding liabilities and most assets.

On September 19, 2002, we issued 23,400,000 (7,800,000 pre-split) shares of common stock in exchange for intangible technology (the “Signal Technologies”) to ARC Finance Group, LLC (“ARC Finance Group”).  The issuance of this stock resulted in a change of control, with the new ownership group controlling approximately 85% of the company’s outstanding stock.  At March 31, 2006, ARC Finance Group’s ownership percentage of the company’s outstanding common shares remained over 50%.

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

2.

BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements for the three-month interim periods ended March 31, 2006 and 2005 and from inception (November 7, 2000) to March 31, 2006 have been prepared by Signalife in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The company believes that the disclosures provided are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2005 as disclosed in the company’s 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2006.

For a description of our significant accounting policies, refer to the explanatory notes the audited financial statements for the company for the year ended December 31, 2005, as disclosed in the company’s annual report on form 10-KSB for that year as filed with the SEC, as it may be amended.

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Three Months Ended March 31, 2006 And 2005

(Unaudited)

(Continued)

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for our employee stock options because the option exercise price equaled the market price on the date of grant. Prior to January 1, 2006, we only disclosed the pro forma effects on net loss and loss per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123(R), we elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant.

Revenue recognition

Our Fidelity 100 Monitor System will be marketed in the United States by Rubbermaid Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc., pursuant to the terms of a Sales and Marketing Services Agreement entered into on March 26, 2006.  The initial term of the agreement is for one year, and may be renewed by Rubbermaid on an annual basis for up to nine additional years, subject to satisfaction of modest performance benchmarks and other conditions.  Under this agreement, Rubbermaid will, at its cost, put together a national sales force to market the Fidelity 100 Monitor System, and will also advertise and otherwise vigorously promote these products in medical literature, at trade shows, and through other mechanisms as set forth in the agreement.  This marketing arrangement may be extended to international sales or other parties upon the mutual consent of both parties.  In compensation for these services, Rubbermaid will receive 35% of net product sales, as defined in the agreement.  Signalife will, in turn, handle all product manufacturing, fulfillment and product servicing functions. Under this agreement, in consideration for the rights to exclusively market and sell the Fidelity 100 Monitor System and our first Signalife Holter Monitor within the United States, Rubbermaid paid Signalife $2,000,000 for the first year of the agreement following execution. Revenue from exclusivity fees are being recognized over the term of the agreement.

Inventory

Inventory at March 31, 2006 consists of raw materials and is valued at the lower of cost or market on the first-in, first-out basis.

3.

PRO FORMA INFORMATION

Employee and Director Common Share Purchase Options

We have adopted the fair value recognition provisions of SFAS No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). The following table illustrates the effect on net loss and loss per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

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

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Three Months Ended March 31, 2006 And 2005

(Unaudited)

(Continued)

options, and because changes in the subjective input assumptions can materially affect the fair value of estimate, the existing model does not in the opinion of our management necessarily provide a reliable single measure of fair value of common share purchase options we have granted to our employees and directors.

Pro forma information relating to employee and director common share purchase options is as follows:

For the Three Months Ended
	March 31, 2006	M	March 31, 2005
Net loss as reported	$ (2,447,380)		$ (2,311,702)
Current period expense included in net loss	559,603		—
Stock compensation calculated under SFAS 123	(559,603)		(145,329)
Pro forma net loss	$ (2,447,380)		$ (2,457,031)
Basic and diluted historical loss per share	$ (0.06)		$ (0.07)
Pro forma basic and diluted loss per share	$ (0.06)		$ (0.07)
Net loss attributable to common shares, as reported	$ (2,548,549)		$ (2,329,944)
Pro forma net loss attributable to common shares	$ (2,548,549)		$ (2,475,273)
Basic and diluted historical loss per share attributable to common shares	$ (0.06)		$ (0.07)
Pro forma basic and diluted loss per share attributable to common shares	$ (0.06)		$ (0.07)

4.

CONTINGENT SETTLEMENT PAYABLE

In conjunction with Dr. Budimir Drakulic becoming our Vice President and Chief Technology Officer, we reached an agreement-in-principle with Dr. Drakulic to offer to sell common shares to certain individuals in order to protect our rights to the Signal Technologies.  As part of that agreement, we agreed that should we raise more than $2 million in certain offerings, we would pay 4% of the proceeds of those offerings greater than $2 million to those individuals up to a maximum amount of $480,350.  During 2004, we reached settlements with a number of these individuals and the remaining liability related to the agreement as of March 31, 2006 is $21,113, which is included in accounts payable and accrued expenses.

5.

PREFERRED STOCK AND WARRANT UNIT OFFERING

From October through December 2003, we raised $5,378,650 in gross proceeds from a private placement to 100 investors effected through Maxim Group, LLC (“Maxim”), a registered broker-dealer, as placement agent, pursuant to which we sold 1,792,975 series ’A’ convertible preferred shares, with each share convertible into one common share; and 896,488

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Three Months Ended March 31, 2006 And 2005

(Unaudited)

(Continued)

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

Our series ‘A’ preferred shares are required to pay dividends of 8% annually to be paid quarterly either in cash or in the form of additional preferred shares at the discretion of Signalife.  Any series ‘A’ preferred shares issued as a dividend will be valued at $3 per share.  During the three months ended March 31, 2006 and 2005, we accrued dividends in the amount of $11,169 and $18,242, respectively, and a total of $469,116 since original issuance in 2003.

To date we have elected to pay these dividends in kind through the issuance of additional preferred stock. During the three months ended March 31, 2006, we committed to issue a total of 3,723 preferred shares, valued at $11,169 in satisfaction of the accrued dividends. During the three months ended March 31, 2005, we committed to issue a total of 6,081 preferred shares valued at $18,242 in satisfaction of the accrued dividends.

Each series ‘A’ preferred shareholder has the option at any time to convert all or any portion of his or her shares into common shares on a one-for-one basis.  During the three months ended March 31, 2006 and 2005, 14,356 and 102,396 series ‘A’ preferred shares, respectively, were converted into an equivalent number of common shares.

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

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Three Months Ended March 31, 2006 And 2005

(Unaudited)

(Continued)

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

As a result of the March 31, 2005 equity placement described in Note 7, “Other Stockholders’ Equity Transactions”, we incurred a default penalty of $600,000 at March 31, 2005, which was accrued at March 31, 2005 and recorded as a financing cost in the statement of operations.  We settled this penalty in April 2005, by agreeing to a re-pricing of the warrants described below, from an exercise price of $5.75 per share to an exercise price of $2.40 per share.

As additional consideration for the purchase of the debenture, we granted to Oasis warrants entitling it to purchase 275,000 common shares at the price of $5.75 per share, or 115% of the closing price for those shares on the trading day prior to the sale of the debenture.  These warrants lapse if unexercised by December 29, 2009.  A registration rights agreement was executed requiring Signalife to register the shares of its common stock underlying the debenture and warrant so as to permit the public resale thereof.  The debenture provided for the payment of liquidated damages of 2% of the debenture balance per month if the stipulated registration deadlines were not met.  In accordance with EITF 00-27, a portion of the proceeds were allocated to the warrant liability based on its fair value, which totaled $447,570 using the Black-Scholes option pricing model.  The remaining balance was allocated to the convertible debt instrument and was used to compute the beneficial conversion feature.  We attributed a beneficial conversion feature of $408,333 to the convertible debenture based upon the difference between the effective conversion price of those shares and the closing price of our common shares on the date of issuance.  The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 91%, (3) risk-free interest rate of 3.12%, and (4) expected life of 1.5 years. Additionally, we incurred legal costs of $31,660 in connection with the sale of the debenture. The total debt discount of $887,563 has been amortized over the term of the debenture.  During the three months ended March 31, 2005, amortization recorded as interest expense amounted to $324,718.

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

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Three Months Ended March 31, 2006 And 2005

(Unaudited)

(Continued)

7.

OTHER STOCKHOLDERS’ EQUITY TRANSACTIONS

Non-Related Party Equity Transactions

On March 14, 2006, we entered into a two-year consulting agreement with Mr. James M. Lyons.  Under this agreement, Mr. Lyons is to provide consulting services relating to strategic, advisory, marketing and public capital markets matters to Signalife as it rolls-out its technologies, including strategic advisory services, consulting services on mergers and acquisitions, evaluative services on joint venture relationships, general business advice, capital structure consultation, and the configuration and/or additional to management, staff and our board of directors.  After a contractual initiation fee of $15,000 payable to Mr. Lyons, as compensation for services under the agreement, we have agreed to (1) pay Mr. Lyons cash compensation of $15,000 per month commencing on the nine-month anniversary date of the agreement, and (2) grant Mr. Lyons stock purchase options entitling him to purchase 450,500 common shares at $2.75 per share.  The fair market value of the shares as of date of grant was $2.89 per share, resulting in a $0.14 discount from market.  The first 150,000 options vest on the grant date.  The balance of the options will vest on the second through twenty-fourth monthly anniversary dates to the extent that Mr. Lyons is then providing services as of such dates.  The options lapse if not unexercised by March 14, 2011, subject to acceleration and forfeiture provisions. We have recorded an expense of $207,238 during the three months ended March 31, 2006 related to the fair value of the options that vested during that period, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 4.7%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 82%; and (4) an expected life of the options of 2 years.

2006

During the quarter ended March 31, 2006, we issued in the aggregate 134,350 common shares for payroll and business services. These shares were valued at $385,989 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the date of issuance.

2005

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

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Three Months Ended March 31, 2006 And 2005

(Unaudited)

(Continued)

Equity Transactions With Current or Prospective Officers, Directors and Other Related Parties

2006

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

2005

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

8.

COMMITMENTS AND CONTINGENCIES

On March 26, 2006, we entered into a Sales and Marketing Services Agreement with Rubbermaid  The initial term of the agreement is for one year, and may be renewed by Rubbermaid on an annual basis for up to nine additional years, subject to satisfaction of modest performance benchmarks and other conditions.  Under this agreement, in consideration for the rights to exclusively market and sell the Fidelity 100 Monitor System and our first Signalife Holter Monitor within the United States, Rubbermaid agreed to pay Signalife $2,000,000 following execution of the agreement, and an additional $1,000,000 to renew the agreement for an additional year on the first and second anniversary dates of the agreement (provided, in the event that less than 201 Fidelity 100 Monitor units have been sold in the first year of the agreement, the first renewal fee shall be reduced to $500,000).  Rubbermaid will, at its cost, put together a national sales force to market the Fidelity 100 Monitor System and the first Signalife Holter Monitor, and will also advertise and otherwise vigorously promote these products in medical literature, at trade shows, and through other mechanisms as set

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Three Months Ended March 31, 2006 And 2005

(Unaudited)

(Continued)

forth in the agreement.  This marketing arrangement may be extended to international sales or other parties upon the mutual consent of both parties.  Other conditions, including provisions for Rubbermaid to bid on our other products pursuant to a right of first refusal, and provisions contemplating the distribution of Rubbermaid’s proprietary medical carts, are set forth in the agreement as well.  In compensation for these services, Rubbermaid will receive 35% of net product sales, as defined in the agreement.  Signalife will, in turn, handle all product manufacturing, fulfillment and product servicing functions. The $2,000,000 payment for the first year of the agreement, which was received in March, has been recorded as deferred revenue on the accompanying balance sheet and will be recognized as revenue over the initial contract performance period.

On March 30, 2006, a complaint was filed in the Los Angeles County Superior Court against Signalife, each of its current directors, ARC Finance Group, LLC, Tracy Hampton-Stein, Mitchell Stein, and Atlas Stock Transfer Corporation, entitled Marvin Fink, individually, and Marvin Fink as Trustee of the Fink Family Trust, Plaintiffs, vs. Signalife, Inc., et al, Defendants.  In the complaint, Mr. Fink alleges various causes of action including, without limitation, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, deceit, fraud, and negligence, and seeking damages and a mandatory injunction forcing Signalife to accept a legal opinion letter from Mr. Fink’s legal counsel and to remove a restrictive legend from his Signalife common shares.  The gravamen of the complaint is that the defendants induced Mr. Fink to enter into an employment agreement with Signalife in 2002 providing for payment of compensation in the form of 2,100,000 shares of restricted stock, but have since refused to remove the restrictive legend from the shares to allow Mr. Fink to sell the shares on the public market under SEC Rule 144.  Signalife has not yet responded to the complaint, however, we believe that Mr. Fink’s claims are without basis and will vigorously defend the action.

9.

RELATED PARTY TRANSACTIONS

During the three month periods ended March 31, 2006 and 2005, we incurred legal fees to a firm which has one of our directors, Mr. Ellsworth Roston, as a partner.  The fees incurred for the three months of 2006 and 2005 were $29,101 and $36,838, respectively.  Of these amounts, $23,389 and $19,481, respectively, were capitalized as patent costs.

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

10.

SUBSEQUENT EVENTS

Effective as of April 4, 2006, we entered into a five-year investor relations agreement with American Capital Ventures, Inc.  Under this agreement, American Capital Ventures is to provide consulting services relating to the presentation of our company to interested brokerage firms, hedge funds and institutional investors, coordinate meetings with analysts, assist in preparing and disseminating public relations and marketing materials, and provide advice in connection with financings, mergers acquisitions and buyouts..  The agreement is terminable by either party upon 90 days prior notice.  As compensation for its services, we have agreed to pay American Capital Ventures (1) $15,000 cash compensation for each month the agreement remains effective, (2) 60,000 shares up front to cover American Capital Ventures’ start-up costs, with an additional 440,000 common shares payable ratably over 36 months to the extent the agreement remains effective; (2) stock purchase options entitling American Capital Ventures to purchase 500,000 common shares at $2.98 per share, reflecting the market price for the shares as of the date of the agreement.  These

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Three Months Ended March 31, 2006 And 2005

(Unaudited)

(Continued)

options vest ratably over 36 months to the extent the agreement remains effective, and lapse if not unexercised by April 4, 2011, subject to acceleration and forfeiture provisions.

Effective as of April 23, 2006, we entered into a business consulting agreement with Knights Bridge, GP.   Under this agreement, Knights Bridge is to provide consulting services concerning various business-related matters for a period of approximately five weeks.  As compensation for its services, we have agreed to pay Knights Bridge 50,000 unregistered common shares.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our unaudited interim financial statements and their explanatory notes included as part of this quarterly report, and (2) our audited annual financial statements and explanatory notes for the year ended December 31, 2005 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC, as it may be amended.

Overview

Signalife is a medical device company focused on researching, developing medical devices which monitor and measure physiological signals in order to detect diseases that impact an individual’s health.  Physiological signals are small bioelectrical signals generated by the body.

Our initial product lines will be heart monitor systems used to collect physiological data for electrocardiogram or “ECG” tests for the purpose of detecting and identifying cardiovascular disease.  The core component of our products is our battery-operated, digital 12-lead Model 100 Module, a compact device approximately 4 x 3.5 x 1.5 inches in size and 5.5 oz. in weight, that allows a patient’s heart to be continuously monitored over a period of 24 to 48 hours in a variety of settings—both non-ambulatory (stationary) and ambulatory (moving)—such as hospitals, surgeries, clinics, doctors’ offices, exercise and sports medicine clinics and laboratories.  The Model 100 Module contains both our proprietary patented “amplification” technology which acquires, processes and amplifies ECG signals, as well as Bluetooth technology which allows the acquired signals to be wirelessly transmitted to a personal computer for interpretation and storage by the physician.  Our Model 100 Module operates using a proprietary and patented “amplification” technology which provides the capability to enlarge and process the physiological signals to discriminate them from ambient or background electromagnetic noise and to facilitate the examination of the signal data for diagnostic purposes.

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

Our Fidelity 100 Monitor System will be marketed in the United States by Rubbermaid Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc., pursuant to the terms of a Sales and Marketing Services Agreement entered into on March 26, 2006.  The initial term of the agreement is for one year, and may be renewed by Rubbermaid on an annual basis for up to nine additional years, subject to satisfaction of modest performance benchmarks and other conditions.  Under this agreement, Rubbermaid will, at its cost, put together a national sales force to market the

Fidelity 100 Monitor System, and will also advertise and otherwise vigorously promote these products in medical literature, at trade shows, and through other mechanisms as set forth in the agreement.  This marketing arrangement may be extended to international sales or other parties upon the mutual consent of both parties.  In compensation for these services, Rubbermaid will receive 35% of net product sales, as defined in the agreement.  Signalife will, in turn, handle all product manufacturing, fulfillment and product servicing functions.

We are also completing development of an ambulatory Holter device (the “Signalife Holter Monitor”), which also operates using our Model 100 Module as its core component, and which will also be marketed in the United States by Rubbermaid. This device acquires, processes, amplifies and stores ECG data relating to arrhythmia and other transient heart disease over a period of 24 to 48 hours while the patient carries out his or her daily activities away from the physicians’ office or hospital.  The signal data can be either stored on a storage chip contained in the device and downloaded by the physician at a later date when the patient returns to the physician’s office, or transmitted to a patient monitoring center that will forward the data or otherwise make it available to the physician over the Internet.  Although we have developed a production version of the Signalife Holter Monitor, we are still conducting physician preference testing studies on selected features of that device, and anticipate that we will make some minor modifications to that design before we commence marketing the product.  We anticipate that we will complete final product modification activities and introduce the final Signalife Holter Monitor to market by the end of fiscal 2006.  In the interim, physicians could use the Model 100 Module contained in the Fidelity 100 Monitor System in out-patient ambulatory settings should they choose to do so, although it would not have all of the features we would otherwise suggest for out-patient applications.

We are also developing several other products for the heart monitoring market, inclusing an intracardiac monitor, a non-prescription over-the-counter cardiac monitor, and a prescription event recorder.

Results of Operations

We incurred a net loss before preferred dividends of $2,447,380 for our three-month interim period ended March 31, 2006, as compared to a $2,311,702 loss for the corresponding interim period in fiscal 2005.  The $135,678 or 6% increase in our net loss before preferred dividends for our three-month interim period ended March 31, 2006 was attributable to a $1,221,217 increase in general and administrative expense offset by a $401,117 decrease in research and development expenditures and a $684,422 decrease in net other expense.

Research and development expenditures for our three-month interim period ended March 31, 2006 were $169,263, as compared to $570,380 for the corresponding interim period in fiscal 2005.  The $401,117 or 70% decrease in research and development expenditures reflected the completion of research and development activities related to the development of a commercial monitoring system using our Model 100 Module.  The primary components of the decrease in research and development activities were decreases in prototype expenses of $278,810 and in compensation and related costs of $133,248, partially offset by increases in other expenses.

General and administrative expenses for our three-month interim period ended March 31, 2006 were $2,320,296, as compared to $1,099,079 for the corresponding interim period in fiscal 2005.  The primary components of general and administrative expenses for our three-month interim period ended March 31, 2006 were legal fees, general consulting fees, and salaries and stock based compensation.  The $1,221,217 or 111% increase in general and administrative expenses was principally attributable to a $872,474 increase in salaries and compensation expense and an increase of $247,270 in consulting fees. Included in the increase in stock based compensation is a charge of $559,603 related to the fair value of employee options, with no similar expense in 2005.  This increase resulted from the implementation of a new accounting principal during the current period (see Note 2, “Basis Of Presentation And Significant Accounting Policies” contained in the explanatory notes to our interim financial statements included with this quarterly report).

We earned interest income in the amount of $42,179 for our three-month interim period ended March 31, 2006, as compared to net other expense of $642,243 for the corresponding interim period in fiscal 2005.  Other net expense for our three-month interim period ended March 31, 2005 was principally composed of amortization of debt discount and interest of $364,718, debt default penalty of $600,000 and change in fair value of warrant liability of $(318,000). There were no similar items in the current period.

We also incurred preferred dividend expense of $11,169 for our three-month interim period ended March 31, 2006, as compared to $18,242 for the corresponding interim period in fiscal 2005.  The $7,073 or 39% decrease in preferred dividend expense was principally attributable to a decrease in preferred shares outstanding, resulting from conversions of preferred shares into common shares.

Our net loss attributable to common stockholders increased to $2,458,549 for our three-month interim period ended March 31, 2006 as compared to $2,329,944 for the corresponding interim period in fiscal 2005.  The $128,605 increase in net loss attributable to common stockholders was due to the $135,678 increase in our net loss before preferred dividends, offset by the aforesaid $7,073 decrease in preferred dividend expense.

Plan of Operation

Our plan of operation for the twelve month period ending March 31, 2007is to:

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

We currently have budgeted $5,106,500 in cash expenditures for the twelve month period following the date of this quarterly report, including (1) $2,575,000 to cover our projected general and administrative expenses during this period; (2) $1,622,000 for research and development activities; (3) $403,000 to cover our projected sales and marketing expenses (excluding any sales and marketing, manufacturing and fulfillment costs associated with products sold during the twelve-month period, which we anticipate would be covered by any revenues associated with such sales); and $326,000 for production expenses (excluding costs of goods manufactured).

As discussed above, we have entered into a Sales and Marketing Services Agreement with Rubbermaid pursuant to which it will, at its cost, put together a national sales force to market our Fidelity 100 Monitor System and our Signalife Holter Monitor within the United States, and will also advertise and otherwise promote the products in medical literature, at trade shows, and through other mechanisms.  In compensation for these services, Rubbermaid will be paid 35% of net sales of these products.  Signalife will, in turn, handle all product fulfillment functions.  We believe that the cost for Signalife to provide the same sales and marketing services to be provided by Rubbermaid under this agreement would be approximately $4-5 million.

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

Capital Resources

Historical Sources of Capital Resources

We have principally financed our operations through a combination of (1) gross proceeds from contributed capital, the sale of our common shares, series ’A’ preferred shares and common share purchase warrants for cash, and the exercise of stock purchase warrants for cash; (2) the issuance of common shares or common share purchase warrants in payment of the provision of services; and (3) gross proceeds from the sale of a debenture and common share purchase warrants.  Included in the foregoing are the following significant transactions since January 1, 2004:

•

On December 29, 2004, we sold an 8% convertible debenture in the amount of $2,000,000 to DKR SoundShore Oasis Holding Fund Ltd. (“Oasis”).  Subject to our right to convert the debenture into common shares as discussed below, we were obligated to pay $400,000 in principal on the debenture in cash on May 16, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and August 31, 2005, respectively.  We were also obligated to pay 8% in interest on the outstanding principal on the debenture in cash on May 10, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and August 31, 2005, respectively.  On January 26, 2005, we filed a registration statement to register common shares issuable upon the conversion of the debenture as discussed below, and it was declared effective by the SEC on February 14, 2005.  Accordingly, under the terms of the debenture we were also entitled to pay the principal and interest on the debenture in common shares in lieu of cash so long as we were not otherwise in default under the debenture, and satisfied certain other conditions including notice requirements.

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

•

On March 26, 2006, we entered into a Sales and Marketing Services Agreement with Rubbermaid.  Under this agreement, in consideration for the rights to exclusively market and sell the Fidelity 100 Monitor System and the Signalife Holter Monitor within the United States, Rubbermaid agreed to pay Signalife $2,000,000 following execution of the agreement and an additional $1,000,000 to renew the agreement for an additional year on the first and second anniversary dates of the agreement (provided, in the event that less than 201 Fidelity 100 Monitor System units have been sold in the first year of the agreement, the first renewal fee shall be reduced to $500,000).

Capital Resources Going Forward

We have approximately $5,516,000 of cash on hand as of the date of this quarterly report to fund our operations going forward.  As discussed above, our plan of operation for the twelve month period following the date of this quarterly report is to commence our marketing and sales activities with respect to our Fidelity 100 Monitor System and Signalife Holter Monitor principally through Rubbermaid, and to continue product development activities with respect to our Signalife Intracardiac Monitor, Signalife OTC Cardiac Monitor and Signalife Event Recorder products, and we have budgeted $5,106,500 in cash costs for the twelve month period ending March 31, 2007.  The aforesaid budgeted costs exclude any manufacturing, sales and marketing and fulfillment costs associated with products sold during the twelve-month period, which we anticipate would generate positive cash flow after payment of such costs.  We believe that our cash on hand, together with anticipated revenues, will be sufficient to cover these anticipated expenditures.  We are also taking steps to preserve our cash, including making payments to selected service providers and employees in common shares in lieu of cash.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  For a description of those estimates, see Note 3, Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the year ended December 31, 2005 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC, as it may be amended.

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

UNCERTAINTIES AND OTHER RISK FACTORS THAT
MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this quarterly report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this quarterly report should be considered carefully in evaluating our company and our business and the value of our securities.

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

We have incurred cumulative net losses after preferred dividends available to common shareholders in the amount of $25,999,026 from our inception through March 31, 2006.  We have no commercial product sales or revenues to date, although we have commenced commercial marketing of our first heart monitoring product, the Fidelity 100 Monitor System, in March 2006.  Once we commence marketing our heart monitoring products, we project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs for an indefinite period of time.  We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive when our products are initially introduced to markets.

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

We rely on a combination of patent, patent pending, copyright, trademark and trade secret laws, proprietary rights agreements and non-disclosure agreements to protect our intellectual properties.  We cannot give you any assurance that these measures will prove to be effective in protecting our intellectual properties.  We also cannot give you any assurance that our existing patents will not be invalidated, that any patents that we currently or prospectively apply for will be granted, or that any of these patents will ultimately provide significant commercial benefits.  Further, competing companies may circumvent any patents that we may hold by developing products which closely emulate but do not infringe our patents.  While we intend to seek patent protection for our products in selected foreign countries, those patents may not receive the same degree of protection as they would in the United States.  We can give you no assurance that we will be able to successfully defend our patents and proprietary rights in any action we may file for patent infringement.  Similarly, we cannot give you any assurance that we will not be required to defend against litigation involving the patents or proprietary rights of others, or that we will be able to obtain licenses for these rights.  Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial.

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

The ability of our majority shareholder, ARC Finance Group, LLC, to sell common shares under Rule 144 is unclear under current SEC interpretations relating to eligibility for use of that safe harbor.  As a consequence, in July 2005 we registered 3,500,000 common shares held by ARC Finance Group for resale to provide it with a mechanism to sell such shares on the public market in the future should it decide to do so, without waiving the right of ARC Finance Group to sell common shares under Rule 144.  We understand that ARC Finance Group has continuously sold and plans to continue to sell shares under this registration statement, both directly under 10b-5 plans it has established or indirectly under blind trusts it has established, and believe that a large number of these shares remain available for sale.  We have also previously registered large amounts of common shares for other selling shareholders, including a large amount of common shares issuable to selling shareholders upon their exercise of common share purchase warrants.  We are also under an obligation to register shares issuable in connection with recent private placements of our common shares and common share purchase warrants.  Some of our executive officers and directors also hold large amounts of common shares that they may sell if such shares are registered or, if eligible, they may sell under Rule 144 subject to control stock volume limitations.  We reserve the right to register these shares under a resale prospectus contained in a registration statement on form S-8, which would increase the overall number of such shares that those officers and directors may sell on the public markets subject to volume restrictions imposed under form S-8.  Some of our executive officers and directors also hold common stock purchase options entitling them to acquire large amounts of common shares.  We also intend to register these shares under a resale prospectus contained in a registration statement on form S-8, which would provide those officers and directors with a mechanism to immediately sell such shares on the public markets subject to volume restrictions imposed under form S-8.

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

There are currently outstanding as of May 12 2006, (1) 166,894 series ’A’ preferred shares each convertible into one common share at the conversion rate of $3 per share, and (2) share purchase options and warrants entitling the holders to purchase 10,789,018 and 179,292 common shares and series ‘A’ preferred shares, respectively, at weighted average exercise prices of $2.44 and $3.60 per share, respectively.  Included in these share purchase options are a large number granted to directors, officers, employees and consultants that are subject to vesting conditions.  In the event of the conversion or exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 common and 10,000,000 “blank check” preferred shares.  After taking into consideration our common and series ‘A’ preferred shares outstanding as of May 12, 2006, we will be entitled to issue up to 61,050,625 additional common shares and 9,833,106 additional preferred shares.  Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

LEGAL PROCEEDINGS

We have summarized below (1) any legal or governmental proceedings relating to our company or properties to which we are a party which we consider to be material and which are pending as of May 12, 2006, (2) any proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us which are pending as of May 12, 2006, and (3) any such matters pending on December 31, 2006 and settled on or before May 12, 2006.

•

On March 30, 2006, a complaint was filed in the Los Angeles County Superior Court against Signalife, each of its current directors, ARC Finance Group, LLC, Tracy Hampton-Stein, Mitchell Stein, and Atlas Stock Transfer Corporation, entitled Marvin Fink, individually, and Marvin Fink as Trustee of the Fink Family Trust, Plaintiffs, vs. Signalife, Inc., et al, Defendants.  In the complaint, Mr. Fink alleges various causes of action including, without limitation, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, deceit, fraud, and negligence, and seeking damages and a mandatory injunction forcing Signalife to accept a legal opinion letter from Mr. Fink’s legal counsel and to remove a restrictive legend from his Signalife common shares.  The gravamen of the complaint is that the defendants induced Mr. Fink to enter into an employment agreement with Signalife in 2002 providing for payment of compensation in the form of 2,100,000 shares of restricted stock, but have since refused to remove the restrictive legend from the shares to allow Mr. Fink to sell the shares on the public market under SEC Rule

144.  Signalife has not yet responded to the complaint, however, we believe that Mr. Fink’s claims are without basis and will vigorously defend the action.

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

•

Effective as of March 14, 2006, we issued to a consultant, James M. Lyons, as partial compensation for the provision of consulting services under a two-year consulting agreement, options to purchase 450,500 common shares at $2.75 per share.  The services to be provided by Mr. Lyons under the consulting agreement relate to strategic, advisory, marketing and public capital markets matters to Signalife as it rolls-out its technologies, including strategic advisory services, consulting services on mergers and acquisitions, evaluative services on joint venture relationships, general business advice, capital structure consultation, and the configuration and/or additional to management, staff and our board of directors.  The fair market value of our common shares as of date of grant was $2.89 per share, affording Mr. Lyons a $0.14 discount from market.  The first 150,000 options vest upon grant, while the balance of the options will vest on the second through twenty-fourth monthly anniversary dates provided that Mr. Lyons is then employed on that date.  The options lapse if not unexercised by March 14, 2011, subject to acceleration and forfeiture provisions.  The grant had a value of $622,405 at the date of grant using the Black-Scholes model.

•

Effective as of April 4, 2006, we agreed to issue to a consultant, American Capital Ventures, Inc., as partial compensation for the provision of services under a five-year investor relations agreement, the following equity compensation: (1)  60,000 common shares up front to cover American Capital Ventures’ start-up costs, with an additional 440,000 common shares payable ratably over 36 months to the extent the agreement remains effective; and (2) stock purchase options entitling American Capital Ventures to purchase 500,000 common shares at $2.98 per share, reflecting the market price for the shares as of the date of the agreement..  These options vest ratably over 36 months to the extent the agreement remains effective, and lapse if not unexercised by April 4, 2011, subject to acceleration and forfeiture provisions.  We valued the 60,000 shares granted at $178,800.  The options would be valued at $594.559 at the date of grant using the Black-Scholes model.  The services to be provided by American Capital Ventures under the investor relations agreement relate to the presentation of our company to interested brokerage firms, hedge funds and institutional investors, coordinate meetings with analysts, assist in preparing and disseminating public relations and marketing

•

Effective as of April 23, 2006, we agreed to grant 50,000 common shares to a consultant, Knights Bridge, GP, as compensation under a business consulting agreement with that company.  Under this agreement, Knights

Bridge is to provide consulting services concerning various business-related matters for a period of approximately five weeks.  We valued the grant at $156,000 as of the date of grant.

The offer and sale of the securities in each offering described above was exempt from the registration requirements of the Securities Act under SEC Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act insofar as:  (1) except as stated above, each of the investors was accredited within the meaning of Rule 501(a); (2) pursuant to Rule 506(b)(2)(i), there were no more than 35 non-accredited investors in the offering; (3) pursuant to Rule 506(b)(2)(ii), each purchaser in the offering who was not accredited either alone or with his purchaser representative had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risk of the investment, or the company reasonably believed immediately prior to making the sale that such investor came with this description; (4) no offers or sales under the offering was effected through any general solicitation or general advertising within the meaning of Rule 502(c); and (5) the transfer of the securities in the offering were restricted by the company in accordance with Rule 502(d).  Except as stated above, no underwriting Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities

Use Of Proceeds Of Registered Offerings

Not Applicable.

Repurchases Of Equity Securities

During the three-month interim period ended March 31, 2006, we did not repurchase any equity securities.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 27, 2006, our majority voting shareholder, ARC Finance Group, LLC, approved by written consent (1) a restatement of our certificate of incorporation by which we consolidated all relevant prior provisions into a single restated certificate of incorporation, and update that instrument to comport to changes in Delaware law, including allowing the elimination of monetary liability of directors to the maximum extent allowed under Section 102 of the Delaware general corporation law, and (2) a restatement of our bylaws to incorporate provisions more consistent with those required of a public company, and to otherwise update the bylaws to comport to changes in Delaware general corporate law.  The restated certificate of incorporation was filed with the Delaware Secretary of State on May 8, 2006.  ARC Finance Group, LLC, holds more than 50 of our voting common shares.

OTHER INFORMATION

Matters Not Previously Reported On Form 8-K

None.

Voluntary Reports

Not Applicable.

Material Changes To Director Nominee Procedures

Effective April 18, 2006, we restated our bylaws to incorporate provisions more consistent with those required of a public company, and to otherwise update the bylaws to comport to changes in Delaware general corporate law.  As part of such restatement, we incorporated a formal set of director nominee procedures into the bylaws.

EXHIBITS

10.1

Investor Relations Agreement dated April 4, 2006 between Signalife, Inc. and American Capital Ventures, Inc. *

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

Dated at Greenville, South Carolina, this 15th day of May, 2006.

SIGNALIFE, INC.
By:	/s/ Pamela M. Bunes
Pamela M. Bunes Chief Executive Officer and President (principal executive officer)
By:	/s/ Robert C. Scherne
Robert C. Scherne Interim Chief Financial Officer (principal accounting and financial officer)