Form 10QSB
period 2006-06-30
SIGNALIFE, INC.
filed 2006-08-17
CIK 810365

08/17/2006">

United States

Securities And Exchange Commission

Washington, D.C. 20549

_________________

FORM 10-QSB

_________________

(Mark One)

☒	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended June 30, 2006
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of  August 1, 2006, there were issued and outstanding 39,125,383 shares of common stock, par value $0.001 per share and 113,578 shares of series ‘A’ preferred stock, par value $0.001 per share

Table Of Contents

ADVISEMENTS

i

FINANCIAL STATEMENTS  (UNAUDITED)  THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005

1

Balance Sheet

F-1

Statements Of Operations

F-2

Statements Of Stockholders’ Equity

F-3

Statements Of Cash Flows

F-11

Notes To Interim Financial Statements

F-13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION  2

General

2

Overview

2

Results of Operations

3

Plan Of Operation

5

Capital Resources

6

Critical Accounting Policies

8

UNCERTAINTIES AND OTHER RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

8

Risks Relating To Our Business

8

Risks Relating To An Investment In Our Securities

12

CONTROLS AND PROCEDURES

16

Evaluation Of Disclosure Controls And Procedures

16

Changes in Internal Control over Financial Reporting

16

LEGAL PROCEEDINGS

16

CHANGES IN SECURITIES AND USE OF PROCEEDS

17

Recent Sales Of Unregistered Equity Securities Not Previously Reported on Form 8-K

17

Use Of Proceeds Of Registered Offerings

18

Repurchases Of Equity Securities

18

DEFAULTS UPON SENIOR SECURITIES

18

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

18

OTHER INFORMATION

19

Matters Not Previously Reported On Form 8-K

19

Voluntary Reports

19

Material Changes To Director Nominee Procedures

19

EXHIBITS

19

SIGNATURES

19

-i-

ADVISEMENTS

Unless the context requires otherwise, “Signalife”, “the company”, “we”, “us”, “our” and similar terms refer to Signalife, Inc., formerly known as Recom Managed Systems, Inc.  Our common stock, par value $.001 per share, and our series ‘A’ preferred stock, par value $.001 per share, are commonly referred to in this quarterly report as our “common shares” and “series ‘A’ preferred shares”, respectively.  The information in this quarterly report is current as of the date of this quarterly report (June 30, 2006), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the six-month interim period ended June 30, 2006 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ended December 31, 2006.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction with the annual financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-KSB for our fiscal year ended December 31, 2005, as it may be amended, together with any reports, statements and information filed with the SEC relating to periods or events occurring after December 31, 2005.

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

-i-

SIGNALIFE, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

(UNAUDITED)

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005

Contents

-

SIGNALIFE, INC.

(A Development Stage Company)

Balance Sheet

June 30, 2006

(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 3,834,796
Inventory – raw materials	108,228
Prepaid expenses and other current assets	122,903
Total current assets	4,065,927
Property and equipment, net of accumulated depreciation of $223,798.	290,759
Intangible – patents, including related party amounts, net of accumulated amortization of $39,011	501,298
TOTAL ASSETS	$ 4,857,984
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 358,215
Deferred revenue	1,500,000
Total liabilities	1,858,215
Commitments and contingencies	—
Stockholders’ equity:
Series ‘A’ convertible preferred stock, $.001 par value; 10,000,000 shares authorized; 97,909 shares issued and outstanding	98
Series ‘A’ convertible preferred stock to be issued for accrued dividends, 30,751 shares	31
Common stock, $.001 par value; 100,000,000 shares authorized; 39,073,953 shares issued and outstanding	39,074
Additional paid-in capital	31,269,787
Deficit accumulated during development stage	(28,309,221)
Total stockholders’ equity	2,999,769
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 4,857,984

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Operations

For The Three and Six Months Ended June 30, 2006 And 2005 And From Inception

Of Development Stage (Nov. 7, 2000) To June 30, 2006

 (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception of Development Stage (Nov. 7, 2000) to June 30, 2006
	2006	2005	2006	2005
Exclusivity fee income	$ 500,000	$ —	$ 500,000	$ —	$ 500,000
Research and development	258,850	261,890	428,113	832,270	3,985,088
General and administrative expenses	3,047,313	2,473,657	5,367,609	3,572,736	21,693,864
Loss before other income (expense)	(2,806,163)	(2,735,547)	(5,295,722)	(4,405,006)	(25,178,952)
Interest income	26,852	13,344	69,031	17,819	220,456
Interest expense, including amortization of debt discount	—	(439,615)	—	(804,333)	(1,307,890)
Change in fair value of warrant liability	—	—	—	318,000	187,570
Warrant repricing and other financing cost	—	373,706	—	(226,294)	(384,810)
Loss before provision for income taxes	(2,779,311)	(2,788,112)	(5,226,691)	(5,099,814)	(26,463,626)
Provision for income taxes	—	—	—	—	—
Net loss	(2,779,311)	(2,788,112)	(5,226,691)	(5,099,814)	(26,463,626)
Preferred dividend	7,582	14,244	18,751	32,486	2,322,293
Net loss attributable to common stockholders	$ (2,786,893)	$ (2,802,356)	$ (5,245,442)	$ (5,132,300)	$ (28,785,919)
Basic and diluted loss per share	$ (0.07)	$ (0.07)	$ (0.14)	$ (0.14)	$ (1.08)
Basic and diluted loss per share attributable to common stockholders	$ (0.07)	$ (0.07)	$ (0.14)	$ (0.14)	$ (1.17)
Weighted average shares outstanding— basic and diluted	38,952,010	37,465,976	38,804,524	36,235,843	24,521,467

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To June 30, 2006

(Unaudited)

	Common Stock		Series ‘A’ Convertible Preferred Stock			Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To June 30, 2006
	Shares	Amount	Shares		Amount	Shares	Amount
2000:
Balance November 7, 2000 (as restated for 3:1 stock split)	4,139,784	$ 4,139	—		$ —	—	$ —	$ (4,139)	$ —	$ —	$ —
Contributed capital	—	—	—		—	—	—	35,000	—	—	35,000
Net loss	—	—	—		—	—	—	—	—	(36,673)	(36,673)
Balance December 31, 2000	4,139,784	4,139	—		—	—	—	30,861	—	(36,673)	(1,673)
2001:
Capital contributed	—	—	—		—	—	—	45,000	—	—	45,000
Shares issued for services July 2001–$0.033	150,000	150	—		—	—	—	4,850	—	—	5,000
Net loss	—	—	—		—	—	—	—	—	(50,000)	(50,000)
Balance December 31, 2001	4,289,784	4,289	—		—	—	—	80,711	—	(86,673)	(1,673)
2002:
Capital contributed	—	—	—		—	—	—	56,400	—	—	56,400
Warrants issued for cash	—	—	—	305	—	—	—	125,000	—	—	125,000
Issuance of common stock for:			—		—	—	—
Technology—Sept. 2002 – $0.006	23,400,000	23,400	—		—	—	—	54,623	—	—	78,023
Services rendered – Oct. 2002 – $0.021	2,925,000	2,925	—		—	—	—	17,958	(19,678)	—	1,205
Cash—Oct 2002 – $0.03	564,810	565	—		—	—	—	17,221	—	—	17,786
Cash—Nov 2002 – $2.66	71,250	71	—		—	—	—	189,929	—	—	190,000
Cash—Nov 2002 – $2.66	71,250	71	—		—	—	—	189,929	—	—	190,000

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To June 30, 2006

(Unaudited)

(Continued)

	Common Stock			Series ‘A’ Convertible Preferred Stock			Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To June 30, 2006
	Shares		Amount	Shares		Amount	Shares	Amount
Contributed services – officer	—		$ —	—		$ —	—	$ —	$ 20,000	$ —	$ —	$ 20,000
Warrants issued for services	—		—	—		—	—	—	5,324	—	—	5,324
Net loss	—	-	—	—	-	—	—	—	—	—	(211,954)	(211,954)
Balance December 31, 2002	31,250,844		31,250	—		—	—	—	567,166	(19,678)	(298,627)	280,111
2003:
Issuance of common stock for cash and contributed property – April 2003 – $2.22	112,812		113	—		—	—	—	249,887	—	—	250,000
Issuance of common stock for cash:
May 2003—$3.00	82,667		83	—		—	—	—	247,917	—	—	248,000
May 2003—$3.33	75,075		75	—		—	—	—	249,925	—	—	250,000
Issuance of common stock for services:
April 2003—$2.80	147,192		147	—		—	—	—	411,654	—	—	411,801
April 2003—$3.15	11,045		11	—		—	—	—	34,780	—	—	34,791
July 2003—$3.67	111,625		112	—		—	—	—	410,192	—	—	410,304
August 2003—$3.68	33,188		33	—		—	—	—	121,103	—	—	121,136
September 2003—$3.77	24,292		24	—		—	—	—	91,673	—	—	91,697
October 2003—$4.78	15,385		15	—		—	—	—	73,525	—	—	73,540
November 2003—$3.65	18,834		19	—		—	—	—	68,783	—	—	68,802

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To June 30, 2006

(Unaudited)

(Continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To June 30, 2006
	Shares	Amount	Shares	Amount	Shares	Amount
December 2003—$3.60	5,953	$ 6	—	$ —	—	$ —	$ 21,425	—	$ —	$ 21,431
Cashless exercise of warrants	1,105,000	1,105	—	—	—	—	(1,105)	—	—	—
Contributed services – officer	—	—	—	—	—	—	80,000	$ —	—	80,000
Employee stock options issued below market	—	—	—	—	—	—	38,400	—	—	38,400
Amortization of deferred compensation	—	—	—	—	—	—	—	6,668	—	6,668
Options and warrants issued for:
Services	—	—	—	—	—	—	2,196,068	(219,010)	—	1,977,058
Financing cost	—	—	—	—	—	—	74,088	—	—	74,088
Issuance of preferred stock for cash	—	—	1,792,975	1,793	—	—	5,376,857	—	—	5,378,650
Series ‘A’ preferred stock offering expenses	—	—	—	—	—	—	(572,785)	—	—	(572,785)
Preferred stock beneficial conversion feature	—	—	—	—	—	—	896,474	—	(896,474)	—
Allocation of fair value to warrants	—	—	—	—	—	—	949,121	—	(949,121)	—
Series ‘A’ preferred stock accrued dividend	—	—	—	—	—	—	(107,575)	—	—	(107,575)
Net loss	—	—	—	—	—	—	—	—	(5,311,377)	(5,311,377)
Balance December 31, 2003	32,993,912	$ 32,993	1,792,975	$ 1,793	—	—	$ 11,477,573	$ (232,020)	$ (7,455,599)	$ 3,824,740

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To June 30, 2006

(Unaudited)

(Continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To June 30, 2006
	Shares	Amount	Shares	Amount	Shares	Amount
2004:
Issuance of common stock for services:
January 2004—$3.63	52,391	$ 52	—	$ —	—	$ —	$ 190,088	$ —	$ —	$ 190,140
February 2004—$4.24	25,714	26	—	—	—	—	108,979	—	—	109,005
March 2004—$4.90	47,638	48	—	—	—	—	233,584	—	—	233,632
April 2004—$7.39	11,937	12	—	—	—	—	88,145	—	—	88,157
May 2004—$6.66	43,425	43	—	—	—	—	289,006	—	—	289,049
June 2004—$4.30	16,976	17	—	—	—	—	72,980	—	—	72,997
July 2004—$3.90	21,583	22	—	—	—	—	84,206	—	—	84,228
August 2004—$3.56	26,885	27	—	—	—	—	95,570	—	—	95,597
September 2004—$3.67	49,035	49	—	—	—	—	179,738	—	—	179,787
October 2004—$2.67	55,420	55	—	—	—	—	148,163	—	—	148,218
November 2004—$2.94	32,635	33	—	—	—	—	95,914	—	—	95,947
December 2004—$4.52	69,504	70	—	—	—	—	313,947	—	—	314,017
Exercise of class ‘A’ warrants for cash	130,030	130	—	—	—	—	274,870	—	—	275,000
Exercise of class ‘C’ warrants for cash	16,665	17	—	—	—	—	49,979	—	—	49,996
Cashless exercise of warrants	51,815	52	—	—	—	—	(52)	—	—	—
Contributed services—officer	—	—	—	—	—	—	80,000	—	—	80,000

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To June 30, 2006

(Unaudited)

(Continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To June 30, 2006
	Shares	Amount	Shares	Amount	Shares	Amount
Amortization of deferred compensation	—	$ —	—	$ —	—	$ —	$ —	$ 225,531	$ —	$ 225,531
Warrants issued for services	—	—	—	—	—	—	132,712	—	—	132,712
Warrants issued for legal settlement	—	—	—	—	—	—	757,207	—	—	757,207
Expense recognized from repricing of warrants	—	—	—	—	—	—	158,516	—	—	158,516
Beneficial conversion feature	—	—	—	—	—	—	408,333	—	—	408,333
Cancelled common stock	(369,000)	(369)	—	—	—	—	369	—	—	—
Conversion of series ‘A’ preferred stock	1,546,633	1,547	(1,546,633)	(1,547)	—	—	—	—	—	—
Series ‘A’ preferred stock accrued dividend	—	—	—	—	—	—	(295,452)	—	—	(295,452)
Shares for series ‘A’ preferred dividends	—	—	—	—	134,834	134	404,353	—	—	404,487
Conversion of series ‘A’ preferred stock	3,457	3	—	—	(3,457)	(3)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(6,966,243)	(6,966,243)
Balance December 31, 2004	34,826,655	34,827	246,342	246	131,377	131	15,348,728	(6,489)	(14,421,842)	955,601

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To June 30, 2006

(Unaudited)

(Continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To June 30, 2006
	Shares	Amount	Shares	Amount	Shares	Amount
2005:
Issuance of common stock for services:
January 2005—$4.26	44,205	$ 44	—	$ —	—	$ —	$ 188,259	$ —	$ —	$ 188,303
February 2005—$4.05	21,231	21	—	—	—	—	85,964	—	—	85,985
March 2005—$3.20	37,628	38	—	—	—	—	120,372	—	—	120,410
April 2005—$4.30	25,641	26	—	—	—	—	110,199	—	—	110,225
May 2005—$4.26	5,262	5	—	—	—	—	22,411	—	—	22,416
June 2005—$3.91	13,877	14	—	—	—	—	54,310	—	—	54,324
August 2005—$3.26	39,466	39	—	—	—	—	128,538	—	—	128,577
September 2005—$3.42	37,196	37	—	—	—	—	127,250	—	—	127,287
October 2005—$3.19	88,118	89	—	—	—	—	281,005	—	—	281,094
November 2005—$3.16	55,349	55	—	—	—	—	174,896	—	—	174,951
December 2005—$2.44	38,099	38	—	—	—	—	92,966	—	—	93,004
Shares issued as payment for convertible debt and accrued interest	584,711	585	—	—	—	—	1,674,526	—	—	1,675,111
Finance cost – shares issued at a discount	—	—	—	—	—	—	336,610	—	—	336,610
Expense recognized from repricing of warrants	—	—	—	—	—	—	226,294	—	—	226,294
Exercise of class ‘C’ warrants for cash	54,166	54	—	—	—	—	162,444	—	—	162,498

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To June 30, 2006

(Unaudited)

(Continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To June 30, 2006
	Shares	Amount	Shares	Amount	Shares	Amount
Contributed services—officer	—	$ —	—	$ —	—	$ —	$ 20,000	$ —	$ —	$ 20,000
Amortization of deferred compensation	—	—	—	—	—	—	—	4,985	—	4,985
Warrants issued for services	—	—	—	—	—	—	1,060,467	—	—	1,060,467
Series ‘A’ preferred stock accrued dividend	—	—	—	—	—	—	(54,920)	—	—	(54,920)
Shares for series ‘A’ preferred dividends	—	—	—	—	18,307	19	54,901	—	—	54,920
Conversion of series ‘A’ preferred stock	203,417	203	(203,417)	(203)	—	—	—	—	—	—
Shares issued	—	—	70,066	70	(70,066)	(70)	—	—	—	—
Warrant liability reclassified upon effectiveness	—	—	—	—	—	—	260,000	—	—	260,000
Sale of common stock	2,500,000	2,500	—	—	—	—	7,997,500	—	—	8,000,000
Offering cost related to sale of common stock	—	—	—	—	—	—	(30,000)	—	—	(30,000)
Net loss	—	—	—	—	—	—	—	—	(8,660,688)	(8,660,688)
Balance December 31, 2005	38,575,021	38,575	112,991	113	79,618	80	28,442,720	(1,504)	(23,082,530)	5,397,454

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To June 30, 2006

(Unaudited)

(Continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To June 30, 2006
	Shares	Amount	Shares	Amount	Shares	Amount
2006:
Issuance of common stock for services:
January 2006—$2.76	44,024	$ 44	—	$ —	—	$ —	$ 121,629	$ —	$ —	$ 121,673
February 2006—$2.96	48,804	49	—	—	—	—	144,633	—	—	144,682
March 2006—$2.88	41,522	42	—	—	—	—	119,592	—	—	119,634
April 2006—$3.04	62,722	63	—	—	—	—	190,524	—	—	190,587
May 2006—$2.91	176,076	176	—	—	—	—	512,026	—	—	512,202
June 2006—$2.21	55,585	55	—	—	—	—	122,834	—	—	122,889
Amortization of deferred compensation	—	—	—	—	—	—	—	1,504	—	1,504
Fair value of employee options	—	—	—	—	—	—	1,064,454	—	—	1,064,454
Options and warrants issued for services	—	—	—	—	—	—	551,381	—	—	551,381
Series ‘A’ preferred stock accrued dividend	—	—	—	—	—	—	(18,751)	—	—	(18,751)
Shares for series ‘A’ preferred dividends	—	—	—	—	6,250	6	18,745	—	—	18,751
Conversion of series ‘A’ preferred stock	70,199	70	(15,082)	(15)	(55,117)	(55)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(5,226,691)	(5,226,691)
Balance June 30, 2006	39,073,953	$ 39,074	97,909	$ 98	30,751	$ 31	$ 31,269,787	—	$ (28,309,221)	$ 2,999,769

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Cash Flows

For The Six Months Ended June 30, 2006 And 2005 And From Inception

Of Development Stage (Nov. 7, 2000) To June 30, 2006

(Unaudited)

	For the Six Months Ended June 30		From Inception of Development Stage (Nov. 7, 2000) to June 30, 2006
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (5,226,691)	$ (5,099,814)	$ (26,463,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,908	37,809	263,504
Amortization of debt issue costs and finance costs	—	653,044	887,563
Change in fair value of warrant liability	—	(318,000)	(187,570)
Amortization of deferred compensation	1,504	4,571	239,893
Services recognized as contributed capital	—	20,000	200,000
Stock issued for services	1,211,667	581,663	5,887,519
Options and warrants issued for services	551,381	967,696	3,839,430
Fair value of employee options	1,064,454	—	1,064,454
Warrants issued for legal settlement	—	—	757,207
Finance cost attributed to repricing of warrants	—	226,294	384,810
Finance cost attributed to shares issued at discount	—	77,156	336,610
Other	—	—	1,459
Changes in operating assets and liabilities:
Prepaid expenses and other currents assets	48,441	118,985	(122,903)
Inventory	(108,228)	—	(108,228)
Deferred revenue	1,500,000	—	1,500,000
Accounts payable and accrued expenses	104,292	411,821	433,328
Net cash used in operating activities	(802,272)	(2,318,775)	(11,086,550)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(60,382)	(95,543)	(515,252)
Capitalized patent cost	(78,827)	(44,778)	(462,287)
Net cash used in investing activities	(139,209)	(140,321)	(977,539)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	—	—	136,400
Issuance of common stock and exercise of warrants for cash	—	8,149,997	9,293,280
Cost of sale of common stock	—	(30,000)	(30,000)
Sale of preferred stock for cash, net of expenses	—	—	4,805,865

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Cash Flows

For The Six Months Ended June 30, 2006 And 2005 And From Inception

Of Development Stage (Nov. 7, 2000) To June 30, 2006

(Unaudited)

(Continued)

	For the Six Months Ended June 30,		From Inception of Development Stage (Nov. 7, 2000) to June 30, 2006
	2006	2005
Sale of warrants for cash	$ —	$ —	$ 125,000
Proceeds from issuance of convertible debenture, net of expenses	—	—	1,968,340
Payment of convertible debenture	—	(400,000)	(400,000)
Net cash provided by financing activities	—	7,719,997	15,898,885
Net (decrease) increase in cash and cash equivalents	(941,481)	5,260,901	3,834,796
Cash and cash equivalents, beginning of period	4,776,277	2,340,806	—
Cash and cash equivalents, end of period	$ 3,834,796	$ 7,601,707	$ 3,834,796

Supplemental Cash Flow Information:

Signalife paid interest of $1,282 during the six month period ended June 30, 2006 and paid interest of $8,356 during the six months ended June 30, 2005. Signalife paid interest of $9,890 for the period from inception of development stage (November 7, 2000) to June 30, 2006.

For the period from inception of development stage (November 7, 2000) to June 30, 2006, Signalife paid no income taxes.

Supplemental Investing and Financing Activities:

Signalife recorded compensation expense of $20,000 for the six-month period ended June 30, 2005 for the Chief Executive Officer of the company.  This compensation was recorded as additional paid in capital.

During the six month period ended June 30, 2005, we issued an aggregate of 154,380 shares of common stock in payment of $400,000 of principal amount of the convertible debt described in Note 6 plus accrued interest of $59,111. Since the stock was issued at a discount to market value, we have recorded a financing cost of $77,156 attributable to the discount.

During the six months ended June 30, 2005, we entered into a lease obligation of $9,922 as partial payment for a purchase of computer equipment.

For the six months ended June 30, 2006 and 2005, the company has accrued $18,751 and $32,486, respectively, in dividends related to its series “A” preferred stock.  Such dividends are a non-cash charge as they will be paid in-kind.

During the six months ended June 30, 2006 and 2005, 70,199 and 201,825 shares of common stock, respectively, were issued upon conversion of an equivalent number of shares of series “A” preferred stock.

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Six Months Ended June 30, 2006 And 2005

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

2.

BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements for the three and six-month interim periods ended June 30, 2006 and 2005 and from inception (November 7, 2000) to June 30, 2006 have been prepared by Signalife in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The company believes that the disclosures provided are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2005 as disclosed in the company’s 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2006.

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Six Months Ended June 30, 2006 And 2005

(Unaudited)

(Continued)

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

Revenue recognition

Our Fidelity 100 Monitor System will be marketed in the United States by Rubbermaid Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc., pursuant to the terms of a Sales and Marketing Services Agreement entered into on March 26, 2006.  The initial term of the agreement is for one year, and may be renewed by Rubbermaid on an annual basis for up to nine additional years, subject to satisfaction of modest performance benchmarks and other conditions.  Under this agreement, Rubbermaid will, at its cost, put together a national sales force to market the Fidelity 100 Monitor System, and will also advertise and otherwise vigorously promote these products in medical literature, at trade shows, and through other mechanisms as set forth in the agreement.  This marketing arrangement may be extended to international sales or other parties upon the mutual consent of both parties.  In compensation for these services, Rubbermaid will receive 35% of net product sales, as defined in the agreement.  Signalife will, in turn, handle all product manufacturing, fulfillment and product servicing functions. Under this agreement, in consideration for the rights to exclusively market and sell the Fidelity 100 Monitor System and our first Signalife Holter Monitor within the United States, Rubbermaid paid Signalife $2,000,000 for the first year of the agreement following execution. Revenue from exclusivity fees are being recognized over the term of the agreement. We recognized $500,000 as revenue during the quarter ended June 30, 2006.

Inventory

Inventory at June 30, 2006 consists of raw materials and is valued at the lower of cost or market on the first-in, first-out basis.

3.

PRO FORMA INFORMATION

Employee and Director Common Share Purchase Options

We have adopted the fair value recognition provisions of SFAS No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under our stock option plans (“SFAS No. 123(R)”.  We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”).  The following table illustrates the effect on net loss

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Six Months Ended June 30, 2006 And 2005

(Unaudited)

(Continued)

and loss per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

Pro forma information is computed using the Black-Scholes method at the date of grant of the options based on the following assumptions ranges:  (1) risk free interest rate of 1.42% to 3.5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 53.84% to 158.48%; and (4) an expected life of the options of 1.5 - 2 years.  The foregoing option valuation model requires input of highly subjective assumptions.  Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimate, the existing model does not in the opinion of our management necessarily provide a reliable single measure of fair value of common share purchase options we have granted to our employees and directors.

Pro forma information relating to employee and director common share purchase options is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net loss as reported	$ (2,779,311)	$ (2,788,112)	$ (5,226,691)	$ (5,099,814)
Current period expense included in net loss	504,851	—	1,064,454	—
Stock compensation calculated under SFAS 123	(504,851)	(168,456)	(1,064,454)	(367,472)
Pro forma net loss	$ (2,779,311)	$ (2,956,568)	$ (5,226,691)	$ (5,467,286)
Basic and diluted historical loss per share	$ (0.07)	$ (0.07)	$ (0.14)	$ (0.14)
Pro forma basic and diluted loss per share	$ (0.07)	$ (0.08)	$ (0.14)	$ (0.15)
Net loss attributable to common shares, as reported	$ (2,786,893)	$ (2,802,356)	$ (5,245,442)	$ (5,132,300)
Pro forma net loss attributable to common shares	$ (2,786,893)	$ (2,970,812)	$ (5,245,442)	$ (5,499,772)
Basic and diluted historical loss per share attributable to common shares	$ (0.07)	$ (0.07)	$ (0.14)	$ (0.14)
Pro forma basic and diluted loss per share attributable to common shares	$ (0.07)	$ (0.08)	$ (0.14)	$ (0.15)

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Six Months Ended June 30, 2006 And 2005

(Unaudited)

(Continued)

4.

CONTINGENT SETTLEMENT PAYABLE

In conjunction with Dr. Budimir Drakulic becoming our Vice President and Chief Technology Officer, we reached an agreement-in-principle with Dr. Drakulic to offer to sell common shares to certain individuals in order to protect our rights to the Signal Technologies.  As part of that agreement, we agreed that should we raise more than $2 million in certain offerings, we would pay 4% of the proceeds of those offerings greater than $2 million to those individuals up to a maximum amount of $480,350.  During 2004, we reached settlements with a number of these individuals and the remaining liability related to the agreement as of June 30, 2006 is $21,113, which is included in accounts payable and accrued expenses.

5.

PREFERRED STOCK AND WARRANT UNIT OFFERING

From October through December 2003, we raised $5,378,650 in gross proceeds from a private placement to 100 investors effected through Maxim Group, LLC (“Maxim”), a registered broker-dealer, as placement agent, pursuant to which we sold 1,792,975 series ’A’ convertible preferred shares, with each share convertible into one common share; and 896,488 Class ’C’ warrants, each warrant entitling the holder to purchase one common share for $3.75. The proceeds to our company, net of expenses, were approximately $4,806,000.  We later voluntarily reduced the exercise price to $3 per share, and on June 14, 2006 we further reduced the exercise price to $2.50 per share as additional compensation to Maxim under an investment advisory agreement of that date.

We issued to Maxim, as compensation for acting as placement agent, a warrant exercisable into 179,292 units, each unit comprising one series ‘A’ preferred share and a common share purchase warrant exercisable into one-half common share at $3.75 per share and valued at $238,430 using the Black Scholes model.  The placement agent’s warrant is exercisable at $3.60 per share and expires five years following the date of issuance. We later voluntarily reduced the exercise price to $3 per share, and on June 14, 2006 we further reduced the exercise price to $2.50 per share as additional compensation to Maxim under an investment advisory agreement of that date.

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

Our series ‘A’ preferred shares are required to pay dividends of 8% annually to be paid quarterly either in cash or in the form of additional preferred shares at the discretion of Signalife.  Any series ‘A’ preferred shares issued as a dividend will be valued at $3 per share.  During the six months ended June 30, 2006 and 2005, we

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Six Months Ended June 30, 2006 And 2005

(Unaudited)

(Continued)

accrued dividends in the amount of $18,751 and $32,486, respectively, and a total of $476,698 since original issuance in 2003.

To date we have elected to pay these dividends in kind through the issuance of additional preferred stock. During the six months ended June 30, 2006, we committed to issue a total of 6,250 preferred shares, valued at $18,751 in satisfaction of the accrued dividends. During the six months ended June 30, 2005, we committed to issue a total of 10,829 preferred shares valued at $32,486 in satisfaction of the accrued dividends.

Each series ‘A’ preferred shareholder has the option at any time to convert all or any portion of his or her shares into common shares on a one-for-one basis.  During the six months ended June 30, 2006 and 2005, 70,199 and 201,825 series ‘A’ preferred shares, respectively, were converted into an equivalent number of common shares.

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

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Six Months Ended June 30, 2006 And 2005

(Unaudited)

(Continued)

As additional consideration for the purchase of the debenture, we granted to Oasis warrants entitling it to purchase 275,000 common shares at the price of $5.75 per share, or 115% of the closing price for those shares on the trading day prior to the sale of the debenture.  These warrants lapse if unexercised by December 29, 2009.  A registration rights agreement was executed requiring Signalife to register the shares of its common stock underlying the debenture and warrant so as to permit the public resale thereof.  The debenture provided for the payment of liquidated damages of 2% of the debenture balance per month if the stipulated registration deadlines were not met.  In accordance with EITF 00-27, a portion of the proceeds were allocated to the warrant liability based on its fair value, which totaled $447,570 using the Black-Scholes option pricing model.  The remaining balance was allocated to the convertible debt instrument and was used to compute the beneficial conversion feature.  We attributed a beneficial conversion feature of $408,333 to the convertible debenture based upon the difference between the effective conversion price of those shares and the closing price of our common shares on the date of issuance.  The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 91%, (3) risk-free interest rate of 3.12%, and (4) expected life of 1.5 years. Additionally, we incurred legal costs of $31,660 in connection with the sale of the debenture. The total debt discount of $887,563 has been amortized over the term of the debenture.  During the six months ended June 30, 2005, amortization recorded as interest expense amounted to $653,044.

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

7.

OTHER STOCKHOLDERS’ EQUITY TRANSACTIONS

Non-Related Party Equity Transactions

2006

On March 14, 2006, we entered into a two-year consulting agreement with Mr. James M. Lyons.  Under this agreement, Mr. Lyons is to provide consulting services relating to strategic, advisory, marketing and public capital markets matters to Signalife as it rolls-out its technologies, including strategic advisory services, consulting services on mergers and acquisitions, evaluative services on joint venture relationships, general business advice, capital structure consultation, and the configuration and/or additional to management, staff and our board of directors.  After a contractual initiation fee of $15,000 payable to Mr. Lyons, as compensation for services under the agreement, we have agreed to (1) pay Mr. Lyons cash compensation of $15,000 per month commencing on the nine-month anniversary date of the agreement, and (2) grant Mr. Lyons stock purchase options entitling him to purchase 450,500 common shares at $2.75 per share.  The fair market value of the shares as of date of grant was $2.89 per share, resulting in a $0.14 discount from market.  The first 150,000 options vest on the grant date.  The balance of the options will vest on the second through twenty-fourth monthly anniversary dates to the extent that Mr. Lyons is then providing services as of such dates.  The options lapse if not unexercised by March 14, 2011, subject to acceleration and forfeiture provisions. We have recorded an expense of $227,447 during the six months ended June 30, 2006 related to the fair value of the options that vested during that period, using the Black-Scholes method based on the

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Six Months Ended June 30, 2006 And 2005

(Unaudited)

(Continued)

following assumption ranges:  (1) risk free interest rate of 4.7%-5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 75%-82%; and (4) an expected life of the options of 1.5-2 years.

Effective as of April 4, 2006, we entered into a five-year investor relations agreement with American Capital Ventures, Inc.  Under this agreement, American Capital Ventures is to provide consulting services relating to the presentation of our company to interested brokerage firms, hedge funds and institutional investors, coordinate meetings with analysts, assist in preparing and disseminating public relations and marketing materials, and provide advice in connection with financings, mergers acquisitions and buyouts..  The agreement is terminable by either party upon 90 days prior notice.  As compensation for its services, we have agreed to pay American Capital Ventures (1) $15,000 cash compensation for each month the agreement remains effective, (2) 60,000 shares up front to cover American Capital Ventures’ start-up costs, with an additional 440,000 common shares payable ratably over 36 months to the extent the agreement remains effective; (2) stock purchase options entitling American Capital Ventures to purchase 500,000 common shares at $2.98 per share, reflecting the market price for the shares as of the date of the agreement.  These options vest ratably over 36 months to the extent the agreement remains effective, and lapse if not unexercised by April 4, 2011, subject to acceleration and forfeiture provisions.  During the three months ended June 30, 2006 we issued an aggregate of 96,667 shares of common stock, valued at $277,923, pursuant to the agreement. Additionally, we have recorded an expense of $24,116 during the period related to the fair value of the options that vested during that period, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 75%; and (4) an expected life of the options of 1.5 years.  This Company has determined that the transaction was not valid or legally enforceable at inception, and has tendered legal notice that it does not intend to proceed further with the transaction.

This agreement has been determined by the company to be void ab initio, pursuant to which the company intends to unwind the transaction.

Effective as of April 23, 2006, we entered into a business consulting agreement with Knights Bridge, GP.   Under this agreement, Knights Bridge is to provide consulting services concerning various business-related matters for a period of approximately five weeks.  As compensation for its services, we have paid Knights Bridge 50,000 unregistered common shares, valued at $156,000 based on the market value on the date of the agreement.

On May 25, 2006, we issued to a consultant, Catch-83, G.P., options to purchase a total of 25,000 common shares at $1.00 per share, reflecting a $1.98 per share discount to market.  These options were granted pursuant to the terms of a consulting agreement whereby Catch-83, G.P., would market our products to various professional and amateur sports teams and leagues.  These options are fully vested, and lapse if unexercised on May 25, 2011, subject to acceleration and forfeiture provisions.  We have recorded an expense of $55,348 during the three months ended June 30, 2006 related to the fair value of the options that vested during that period, using the Black-Scholes method based on the following assumption ranges:  (1) risk free interest rate of 5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 80%; and (4) an expected life of the options of 1.5 years.

During the six months ended June 30, 2006, in addition to the shares described above, we issued in the aggregate 282,066 common shares for payroll and business services. These shares were valued at $777,744 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the date of issuance.

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Six Months Ended June 30, 2006 And 2005

(Unaudited)

(Continued)

On May 1, 2006, we issued to an employee options to purchase a total of 10,000 common shares at $2.87 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of one year commencing May 31, 2006, and lapse if unexercised on May 1, 2011, subject to acceleration and forfeiture provisions.

On May 29, 2006, we issued to an employee options to purchase a total of 50,000 common shares at $2.19 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of two years commencing August 19, 2006, and lapse if unexercised on May 29, 2011, subject to acceleration and forfeiture provisions.

On May 29, 2006, we issued to an employee options to purchase a total of 60,000 common shares at $2.19 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of one year commencing August 19, 2006, and lapse if unexercised on May 29, 2011, subject to acceleration and forfeiture provisions.

On June 1, 2006, we issued to a consultant, Garud Technologies, options to purchase a total of 100,000 common shares at $2.35 per share, reflecting the fair market value of the shares as of that date.  These options were granted pursuant to the terms of a consulting agreement whereby Garud Technologies would provide product development services.  The options vest in equal installments quarterly over a period of two years commencing September 1, 2006, and lapse if unexercised on June 1, 2011, subject to acceleration and forfeiture provisions.  We have recorded an expense of $3,784 during the three months ended June 30, 2006 related to the fair value of the options that are expected to vest during that period, using the Black-Scholes method based on the following assumption ranges:  (1) risk free interest rate of 5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 77%; and (4) an expected life of the options of 1.5 years.

On June 1, 2006, we issued to two employees options to purchase a total of 100,000 common shares at $2.36 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of two years commencing September 1, 2006, and lapse if unexercised on June 1, 2011, subject to acceleration and forfeiture provisions.

On June 6, 2006, we issued to an employee options to purchase a total of 50,000 common shares at $2.35 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of one year commencing September 6, 2006, and lapse if unexercised on June 6, 2011, subject to acceleration and forfeiture provisions.

On June 14, 2006, we entered into a new investment banking agreement with Maxim Group, LLC, which superceded and replaced the agreement previously entered into with Maxim on June 10, 2005.  Pursuant to this agreement, Maxim will provide non-exclusive investment banking, strategic advising and financial advising services to Signalife.  Pursuant to the agreement, we will pay Maxim a nonrefundable retainer of $100,000, plus twelve monthly retainer payments of $12,500 commencing July 1, 2006. The nonrefundable retainer payment was deferred pursuant to the agreement and has been included in accounts payable at June 30, 2006. As additional compensation under this agreement, we granted Maxim warrants to purchase 750,000 common shares at $2.75 per share, and cancelled 500,000 warrants previously granted on June 10, 2005 in connection with the superceded agreement.  These new warrants, which contain a cashless exercise provision, lapse if unexercised on June 14, 2011.  The warrants vest as follows: 300,000 at grant, 100,000 at December 14, 2006, 150,000 at March 14, 2007 and 200,000 at June 14, 2007.  After taking into consideration the fair value of 500,000 warrants granted on June 10, 2005 which were cancelled, the incremental fair value of the warrants was estimated at $206,710 under the Black-Scholes option-pricing model computed as of the date of grant

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Six Months Ended June 30, 2006 And 2005

(Unaudited)

(Continued)

using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 75%, (3) weighted-average risk-free interest rate of 5%, and (4) expected life of 1.5 years.  During the current period, we have recorded an expense of $82,684 for the vested warrants.  As further consideration under the agreement, we also repriced certain outstanding common stock purchase warrants granted to Maxim and its clients from an exercise price of $3.00 per share to a new exercise price of $2.50 per share. We have recorded an expense of $95,578 to reflect the incremental fair value of the repriced warrants under the Black-Scholes option-pricing model computed as of the date of modification using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 75%, (3) weighted-average risk-free interest rate of 5%, and (4) expected life of 1.5 years.

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

On June 10, 2005, we entered into an investment banking agreement with Maxim Group, LLC.  Pursuant to this agreement, Maxim will provide non-exclusive investment banking, strategic advising and financial

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Six Months Ended June 30, 2006 And 2005

(Unaudited)

(Continued)

advising services to Recom, and will have certain rights to manage or co-manage any public offering and to participate in future private placements.  As partial compensation under this agreement, we granted Maxim a fully-vested warrant to purchase 500,000 common shares at $4.77 per share.  The warrants, which contain a cashless exercise provision, lapse if unexercised on June 10, 2010. The fair value of the warrants was estimated at $912,986 under the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 98.96%, (3) weighted-average risk-free interest rate of 2.5%, and (4) expected life of 1.5 years.   This warrant was cancelled on June 14, 2006 as part of a new investment banking agreement entered into with Maxim Group, LLC.

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

During the six months ended June 30, 2005, we issued in the aggregate 147,844 common shares for business services. These services were valued at $581,663 based upon the fair market value of the shares determined as the closing stock price at the date of issuance.

During the six month period ended June 30, 2005, we issued an aggregate of 154,380 shares of common stock in payment of $400,000 of principal amount of the convertible debt described in Note 5 plus accrued interest of $59,111. Since the stock was issued at a discount to market value, we recorded a financing cost of $77,156 attributable to the discount.

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

On April 15, 2006, we issued to a director, Ms. Pamela M. Bunes, as compensation for further serving on our board of directors, options to purchase 28,000 common shares at $3.11 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing July 15, 2006, and lapse if unexercised on April 15, 2011, subject to acceleration and forfeiture provisions.

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Six Months Ended June 30, 2006 And 2005

(Unaudited)

(Continued)

On April 18, 2006, we issued to a director, Mr. Rodney Hildebrandt, as compensation for further serving on our board of directors, options to purchase 28,000 common shares at $3.05 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing July 18, 2006, and lapse if unexercised on April 18, 2011, subject to acceleration and forfeiture provisions.

On June 6, 2006, we issued to a director, Mr. Rowland Perkins, as compensation for serving on the audit committee of our board of directors, options to purchase 10,000 common shares at $2.36 per share, reflecting the fair market value of the shares as of that date.  One-half of these options vested upon grant, reflecting prior service on the committee since November 1, 2005, while the balance vest in two equal installments on August 1, 2006 and November 1, 2006, subject to acceleration and forfeiture provisions.

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

On April 18, 2005, we issued to Mr. Rodney Hildebrandt, in connection with his entering into an employment agreement as our Chief Operating Officer, options to purchase 1,000,000 common shares at $3.10 per share, reflecting the fair market value of the shares as of that date  The right to exercise the option vests quarterly in tranches of 62,500 shares per quarter over four years based upon the continuous provision of services by Mr. Hildebrandt, and lapse to the extent unexercised on April 18, 2010.

On June 6, 2005, we issued to one director, Dr. Lowell T. Harmison, as compensation for serving on our board of directors, options to purchase 28,000 common shares at $4.20 per share, reflecting the fair market value of

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Six Months Ended June 30, 2006 And 2005

(Unaudited)

(Continued)

the shares as of that date.  The options vest quarterly over a period of one year, and lapse if unexercised on June 6, 2010.

8.

COMMITMENTS AND CONTINGENCIES

On March 26, 2006, we entered into a Sales and Marketing Services Agreement with Rubbermaid.  The initial term of the agreement is for one year, and may be renewed by Rubbermaid on an annual basis for up to nine additional years, subject to satisfaction of modest performance benchmarks and other conditions.  Under this agreement, in consideration for the rights to exclusively market and sell the Fidelity 100 Monitor System and our first Signalife Holter Monitor within the United States, Rubbermaid agreed to pay Signalife $2,000,000 following execution of the agreement, and an additional $1,000,000 to renew the agreement for an additional year on the first and second anniversary dates of the agreement (provided, in the event that less than 201 Fidelity 100 Monitor units have been sold in the first year of the agreement, the first renewal fee shall be reduced to $500,000).  Rubbermaid will, at its cost, put together a national sales force to market the Fidelity 100 Monitor System and the first Signalife Holter Monitor, and will also advertise and otherwise vigorously promote these products in medical literature, at trade shows, and through other mechanisms as set forth in the agreement.  This marketing arrangement may be extended to international sales or other parties upon the mutual consent of both parties.  Other conditions, including provisions for Rubbermaid to bid on our other products pursuant to a right of first refusal, and provisions contemplating the distribution of Rubbermaid’s proprietary medical carts, are set forth in the agreement as well.  In compensation for these services, Rubbermaid will receive 35% of net product sales, as defined in the agreement.  Signalife will, in turn, handle all product manufacturing, fulfillment and product servicing functions. The $2,000,000 payment for the first year of the agreement, which was received in March 2006, has been recorded as deferred revenue on the accompanying balance sheet and will be recognized as revenue over the initial contract performance period. We recognized $500,000 as revenue during the quarter ended June 30, 2006.

On March 30, 2006, a complaint was filed in the Los Angeles County Superior Court against Signalife, each of its current directors, ARC Finance Group, LLC, Tracy Hampton-Stein, Mitchell Stein, and Atlas Stock Transfer Corporation, entitled Marvin Fink, individually, and Marvin Fink as Trustee of the Fink Family Trust, Plaintiffs, vs. Signalife, Inc., et al, Defendants.  In the complaint, Mr. Fink alleges various causes of action including, without limitation, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, deceit, fraud, and negligence, and seeking damages and a mandatory injunction forcing Signalife to accept a legal opinion letter from Mr. Fink’s legal counsel and to remove a restrictive legend from his Signalife common shares.  The gravamen of the complaint is that the defendants induced Mr. Fink to enter into an employment agreement with Signalife in 2002 providing for payment of compensation in the form of 2,100,000 shares of restricted stock, but have since refused to remove the restrictive legend from the shares to allow Mr. Fink to sell the shares on the public market under SEC Rule 144.  Signalife believes that Mr. Fink’s claims are without basis is vigorously defending the action.  On May 30, 2006, the company and other defendants filed Demurrers and Special Motions to Strike attacking each cause of action and the complaint as a whole as legally deficient and lacking in evidentiary support, and seeking dismissal of the action in its entirety on this and other grounds.  A Motion to Quash challenging personal jurisdiction was also filed on behalf of certain of the individual defendants.  Subsequently, plaintiffs filed a First Amended Complaint (“FAC”), which Signalife believes suffers from the same defects as the original complaint.  To the extent the amendments in the FAC necessitate it, Signalife intends to file new versions of its motions attacking the pleadings and seeking dismissal, asserting the same and any additional defenses.  Mr. Fink and his trust have filed a motion to proceed to trial on an expedited basis, and the Court denied that motion as being improper and lacking merit.

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Six Months Ended June 30, 2006 And 2005

(Unaudited)

(Continued)

9.

RELATED PARTY TRANSACTIONS

During the six month periods ended June 30, 2006 and 2005, we incurred legal fees to a firm which has one of our directors, Mr. Ellsworth Roston, as a partner.  The fees incurred for the six months of 2006 and 2005 were $90,108 and $81,355, respectively.  Of these amounts, $78,827 and $44,778, respectively, were capitalized as patent costs.

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

10.

SUBSEQUENT EVENTS

On July 14, 2006, we issued to an employee options to purchase a total of 50,000 common shares at $2.35 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of one year commencing October 14, 2006, and lapse if unexercised on July 14, 2011, subject to acceleration and forfeiture provisions.

On July 29, 2006, we issued to a director, Ms. Norma Provencio, as compensation for further serving on our board of directors, options to purchase 28,000 common shares at $2.76 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing October 29, 2006, and lapse if unexercised on July 29, 2011, subject to acceleration and forfeiture provisions.

On July 29, 2006, we issued to a director, Ms. Norma Provencio, as compensation for further serving on the audit committee of our board of directors, options to purchase 10,000 common shares at $2.76 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing October 29, 2006, and lapse if unexercised on July 29, 2011, subject to acceleration and forfeiture provisions.

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

We have recently commenced commercial marketing of our first heart monitoring “system” using our Model 100 Module—the Fidelity 100 Monitor System, and are projecting receipt of revenues from product sales in the third quarter of 2006.  This system is an integrated system in which our Model 100 Module collects, processes and amplifies ECG signals from that patient through a set of twelve electrode lead sets provided with the system, and then wirelessly transmits that signal to a nearby personal computer provided with the system.  The signals are then displayed on a computer monitor and can be printed on a printer provided with the system for analysis by the cardiologist.

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

We are also developing several other products for the heart monitoring market, including an intracardiac monitor, a non-prescription over-the-counter cardiac monitor, and a prescription event recorder.

As of August 1, 2006, we had issued and outstanding 39,125,383 shares of common stock, 113,578 shares of series ‘A’ convertible preferred stock, and stock purchase options and warrants entitling the holders to purchase up to 10,003,516 and 179,292 shares of common stock and series ‘A’ convertible preferred stock, respectively.  We sometime refer to these securities in these financial statements as “common shares” and “series ‘A’ preferred shares”, respectively, at weighted average exercise prices of $2.38 and $3.60 per share, respectively.

Results of Operations

We incurred a net loss before preferred dividends of $2,779,311 and $5,226,691 for our three-month and six-month interim periods ended June 30, 2006, respectively, as compared to $2,788,112 and $5,099,814 for the corresponding interim periods in fiscal 2005.  The $8,801 or .3% decrease in our net loss before preferred dividends for our three-month interim period ended June 30, 2006 was attributable to a $500,000 increase in revenue recognized in the Rubbermaid transaction, a decrease of $3,040 in research and development expenditures and a $79,417 decrease in net other expense offset by an increase in general and administrative expense $573,656.  The $126,877 or 2% increase in our net loss before preferred dividends for our six-month interim period ended June 30, 2006 was attributable to a $1,794,873 increase in general and administrative expense partially offset by a $500,000 increase in revenue recognized in the Rubbermaid transaction, a decrease of $404,157 in research and development expenditures and a $763,839 decrease in net other expense.

Research and development expenditures for our three-month interim period ended June 30, 2006 were $258,850, as compared to $261,890 for the corresponding interim period in fiscal 2005.  Research and development expenditures for our six-month interim period ended June 30, 2006 were $428,113, as compared to $832,270 for the corresponding interim period in fiscal 2005.  The $404,157 or 49% decrease in research and development expenditures during the six month period reflected the completion of research and development activities related to the development of a commercial monitoring system using our Model 100 Module.  The primary components of the decrease in research and development activities for our six-month interim period ended June 30, 2006 were decreases in prototype expenses of $296,766 and in compensation, outside services and related costs of $124,939, partially offset by increases in other expenses.

General and administrative expenses for our three-month interim period ended June 30, 2006 were $3,047,313, as compared to $2,473,657 for the corresponding interim period in fiscal 2005.  The primary components of general and administrative expenses for our three-month interim period ended June 30, 2006 were legal fees, general consulting fees, salaries and stock based compensation and marketing and public relations.  The $573,656 or 23% increase in general and administrative expenses was principally attributable to a $542,185 increase in salaries and compensation expense and an increase of $331,902 in marketing and public relations, partially offset by a decrease of $285,880 in consulting fees. Included in the increase in stock based compensation is a charge of $504,851 related to the fair value of employee options, with no similar expense in 2005.  This increase resulted from the implementation of a new accounting principal during the current period (see Note 2, “Basis Of Presentation And Significant Accounting Policies” contained in the explanatory notes to our interim financial statements included with this quarterly report).

General and administrative expenses for our six-month interim period ended June 30, 2006 were $5,367,609, as compared to $3,572,736 for the corresponding interim period in fiscal 2005.  The primary components of general and administrative expenses for our six-month interim period ended June 30, 2006 were legal fees, general consulting fees, salaries and stock based compensation and marketing and public relations.  The $1,794,873 or 50% increase in general and administrative expenses was principally attributable to a $1,414,658 increase in salaries and compensation expense and an increase of $377,525 in marketing and public relations, partially offset by a decrease of $38,609 in consulting fees. Included in the increase in stock based compensation is a charge of $1,064,454 related to the fair value of employee options, with no similar expense in 2005.  This increase resulted from the implementation of a new accounting principal during the current period (see Note 2, “Basis Of Presentation And Significant Accounting Policies” contained in the explanatory notes to our interim financial statements included with this quarterly report).

We earned interest income in the amount of $26,852 and $69,031 for our three-month and six-month interim periods ended June 30, 2006, respectively, as compared to $13,344 and $17,819 for our three-month and six-month interim periods ended June 30, 2005, respectively.  Our interest income for our three-month and six-month interim periods ended June 30, 2006 was principally attributable to interest paid on certificates of deposit.  Other net expense for our three-month interim period ended June 30, 2005 was composed of amortization of debt discount and interest of $439,615 partially offset by a reduction in a debt default penalty of $373,706.  Other net expense for our six-month interim period ended June 30, 2005 was composed of amortization of debt discount and interest of $804,333, debt default penalty of $226,294, partially offset by the change in fair value of warrant liability of $318,000.

We also incurred preferred dividend expense of $7,582 and $18,751 for our three-month and six-month interim periods ended June 30, 2006, respectively, as compared to $14,244 and $32,486 for our three-month and six-month interim periods ended June 30, 2005, respectively.  The decrease in preferred dividend expense was principally attributable to a decrease in preferred shares outstanding, resulting from conversions of preferred shares into common shares.

Our net loss attributable to common stockholders decreased to $2,786,893 and and increased to $5,245,442 for our three-month and six-month interim periods ended June 30, 2006, respectively, as compared to $2,802,356 and $5,132,300 for our three-month and six-month interim periods ended June 30, 2005, respectively.  The $15,463 decrease in net loss attributable to common stockholders for our three-month interim period ended June 30, 2006 was principally due to the $8,801 decrease in our net loss before preferred dividends and the aforesaid $6,662 decrease in preferred dividend expense.  The $113,142 increase in net loss attributable to common stockholders for our six-month interim period ended June 30, 2006 was principally due to the $126,877 increase in our net loss before preferred dividends, and the aforesaid $13,735 decrease in preferred dividend expense.

Plan Of Operation

Our plan of operation for the twelve month period ending June 30, 2007 is to:

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

We currently have budgeted $5,615,500 in cash expenditures for the twelve month period following the date of this quarterly report, including (1) $3,275,500 to cover our projected general and administrative expenses during this period; (2) $1,711,000 for research and development activities; (3) $403,000 to cover our projected sales and marketing expenses (excluding any sales and marketing, manufacturing and fulfillment costs associated with products sold during the twelve-month period, which we anticipate would be covered by any revenues associated with such sales); and $226,000 for production expenses (excluding costs of goods manufactured).

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

Capital Resources Going Forward

We have approximately $3,629,000 of cash on hand as of the date of this quarterly report to fund our operations going forward.  As discussed above, our plan of operation for the twelve month period following the date of this quarterly report is to commence our marketing and sales activities with respect to our Fidelity 100 Monitor System and Signalife Holter Monitor principally through Rubbermaid, and to continue product development activities with respect to our Signalife Intracardiac Monitor, Signalife OTC Cardiac Monitor and Signalife Event Recorder products, and we have budgeted $5,615,500 in cash costs for the twelve month period ending June 30, 2007.  The aforesaid budgeted costs exclude any manufacturing, sales and marketing and fulfillment costs associated with products sold during the twelve-month period, which we anticipate would generate positive cash flow after payment of such costs.  We believe that our cash on hand, together with anticipated revenues, will be sufficient to cover these anticipated expenditures.  We are also taking steps to preserve our cash, including making payments to selected service providers and employees in common shares in lieu of cash.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

To date, we are a development stage company principally engaged in research and development, organizational and startup activities which has only recently introduced our first heart monitoring product, the Fidelity 100 Monitor System, to market in March 2006.  Our limited operating history will make it difficult, if not impossible, to predict future operating results and to assess the likelihood of our business success in considering an investment in our company.  Risks and issues inherent in the establishment and expansion of a new business enterprise which we face include, among others, problems of entering new markets, marketing new technologies, hiring and training personnel, acquiring reliable facilities and equipment, and implementing operational controls.  As a development stage company, we are also subject to risks and or levels of risk that are often greater than those encountered by companies with established operations and relationships.  Development stage companies often require significant capital from sources other than operations.  Since we are a start-up business, our management and employees will shoulder the burdens of the business operations and a workload associated with company growth and capitalization that is disproportionately greater than that for an established business.  We cannot give you any assurance that we will successfully address these risks.  Our prospects must be considered speculative, which may limit our ability to encourage further investment in our company.

We have no sales revenues to date and have accumulated losses since our inception.  Our continued inability to generate revenues and profits could cause us to go out of business.

We have incurred cumulative net losses before preferred dividends available to common shareholders in the amount of $26,463,626 from our inception through June 30, 2006.  We have only recently introduced our first heart monitoring product, the Fidelity 100 Monitor System, to market in March 2006, and have no sales revenues to date.  We project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs for an indefinite period of time.  We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive in the near future.

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

Our success depends to a critical extent on the continued efforts of services of our executive management team comprised of Ms. Pamela M. Bunes, our Chief Executive Officer and President, Mr. Rodney Hildebrandt, our Chief Operating Officer, and Dr. Budimir S. Drakulic, our Vice President and Chief Technology Officer.  Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital.  Ms. Bunes and Mr. Hildebrandt are currently employed pursuant to five-year employment agreements, while Dr. Drakulic is employed as a consultant under a loan-out agreement through June 26, 2016.  None of these agreements will preclude any of these key officers from leaving the company.  We currently maintain key man life insurance policies in the amount $3 million with respect to Dr. Drakulic which will assist us in recouping some of our costs in the event of the death of that officer.

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

The market price for our common shares is particularly volatile given our status as a relatively unknown development stage company with a small and thinly-traded public float, limited operating history, nominal revenues and lack of profits to date for our newly introduced products, which could lead to wide fluctuations in our share price.  The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market.  You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.  The volatility in our common share price may subject us to securities litigation.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  The volatility in our share price is attributable to a number of factors.  First, we have relatively few common shares outstanding in the “public float” since most of our shares are held by a small number of shareholders.  In addition, as noted above, our common shares are sporadically or thinly traded.   As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without a material reduction in share price.  Secondly, we are a speculative or “risky” investment due to our limited operating history, nominal revenues and lack of profits to date, and uncertainty of future market acceptance for our products.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.  Additionally, in the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may in the future be the target of similar litigation.  Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

The ability of our majority shareholder, ARC Finance Group, LLC, to sell common shares under Rule 144 is unclear under current SEC interpretations relating to eligibility for use of that safe harbor.  As a consequence, in July 2005 we registered 3,500,000 common shares held by ARC Finance Group for resale to provide it with a mechanism to sell such shares on the public market in the future should it decide to do so, without waiving the right of ARC Finance Group to sell common shares under Rule 144.  We understand that ARC Finance Group has continuously sold and plans to continue to sell shares under this registration statement, both directly under 10b-5 plans it has established or indirectly through independent trustees under blind trusts it has established, and believe that a large number of these shares remain available for sale.  We have also previously registered large amounts of common shares for other selling shareholders, including a large amount of common shares issuable to selling shareholders upon their exercise of common share purchase warrants.  We are also under an obligation to register shares issuable in connection with recent private placements of our common shares and common share purchase warrants.  Some of our executive officers and directors also hold large amounts of common shares that they may sell if such shares are registered or, if eligible, they may sell under Rule 144 subject to control stock volume limitations.  We reserve the right to register these shares under a resale prospectus contained in a registration statement on form S-8, which would increase the overall number of such shares that those officers and directors may sell on the public markets subject to volume restrictions imposed under form S-8.  Some of our executive officers and directors also hold common stock purchase options entitling them to acquire large amounts of common shares.  We also intend to register these shares under a resale prospectus contained in a registration statement on form S-8, which would provide those officers and directors with a mechanism to immediately sell such shares on the public markets subject to volume restrictions imposed under form S-8.

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

There are currently outstanding as of August 1 2006, (1) 113,578 series ’A’ preferred shares each convertible into one common share at the conversion rate of $3 per share, and (2) share purchase options and warrants entitling the holders to purchase 10,003,516 and 179,292 common shares and series ‘A’ preferred shares, respectively, at weighted average exercise prices of $2.38 and $3.60 per share, respectively.  Included in these share purchase options are a large number granted to directors, officers, employees and consultants that are subject to vesting conditions.  In the event of the conversion or exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares.  In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their conversion or exercise of these securities.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 common and 10,000,000 “blank check” preferred shares.  After taking into consideration our common and series ‘A’ preferred shares outstanding as of August 1, 2006, we will be entitled to issue up to 60,874,617 additional common shares and 9,886,422 additional preferred shares.  Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

LEGAL PROCEEDINGS

We have summarized below (1) any legal or governmental proceedings relating to our company or properties to which we are a party which we consider to be material and which are pending as of August 1, 2006, (2) any proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us which are pending as of August 1, 2006, and (3) any such matters pending on December 31, 2005 and settled on or before August 1, 2006.

•

On March 30, 2006, a complaint was filed in the Los Angeles County Superior Court against Signalife, each of its current directors, ARC Finance Group, LLC, Tracy Hampton-Stein, Mitchell Stein, and Atlas Stock Transfer Corporation, entitled Marvin Fink, individually, and Marvin Fink as Trustee of the Fink Family Trust, Plaintiffs, vs. Signalife, Inc., et al, Defendants.  In the complaint, Mr. Fink alleges various causes of action including, without limitation, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, deceit, fraud, and negligence, and seeking damages and a mandatory injunction forcing Signalife to accept a legal opinion letter from Mr. Fink’s legal counsel and to remove a restrictive legend from his Signalife common shares.  The gravamen of the complaint is that the defendants induced Mr. Fink to enter into an employment agreement with Signalife in 2002 providing for payment of compensation in the form of 2,100,000 shares of restricted stock, but have since refused to remove the restrictive legend from the shares to allow Mr. Fink to sell the shares on the public market under SEC Rule

144.  Signalife believes that Mr. Fink’s claims are without basis is vigorously defending the action.  On May 30, 2006, the company and other defendants filed Demurrers and Special Motions to Strike attacking each cause of action and the complaint as a whole as legally deficient and lacking in evidentiary support, and seeking dismissal of the action in its entirety on this and other grounds.  A Motion to Quash challenging personal jurisdiction was also filed on behalf of certain of the individual defendants.  Subsequently, plaintiffs filed a First Amended Complaint (“FAC”), which Signalife believes suffers from the same defects as the original complaint.  To the extent the amendments in the FAC necessitate it, Signalife intends to file new versions of its motions attacking the pleadings and seeking dismissal, asserting the same and any additional defenses.  Mr. Fink and his trust have filed a motion to proceed to trial on an expedited basis, and the Court denied that motion as being improper and lacking merit.

CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales Of Unregistered Equity Securities Not Previously Reported on Form 8-K

Since January 1, 2006, we have not sold or issued any securities not registered under the Securities Act of 1933 that were not previously reported in a periodic report on form 10-QSB or on a current report on form 8-K, with the exception of the following:

•

Effective as of April 4, 2006, we agreed to issue to a consultant, American Capital Ventures, Inc., as partial compensation for the provision of services under a five-year investor relations agreement, the following equity compensation: (1)  60,000 common shares up front to cover American Capital Ventures’ start-up costs, with an additional 440,000 common shares payable ratably over 36 months to the extent the agreement remains effective; and (2) stock purchase options entitling American Capital Ventures to purchase 500,000 common shares at $2.98 per share, reflecting the market price for the shares as of the date of the agreement.  These options vest ratably over 36 months to the extent the agreement remains effective, and lapse if not unexercised by April 4, 2011, subject to acceleration and forfeiture provisions.  We valued the 60,000 shares granted at $178,800.  The options would be valued at $594,559 at the date of grant using the Black-Scholes model.  The services to be provided by American Capital Ventures under the investor relations agreement relate to the presentation of our company to interested brokerage firms, hedge funds and institutional investors, coordinate meetings with analysts, assist in preparing and disseminating public relations and marketing materials.

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

•

On June 14, 2006, we entered into a new investment banking agreement with Maxim Group, LLC, which superceded and replaced the agreement previously entered into with Maxim on June 10, 2005.  Pursuant to this agreement, Maxim will provide non-exclusive investment banking, strategic advising and financial advising services to Signalife.  As additional compensation under this agreement, we granted Maxim warrants to purchase 750,000 common shares at $2.75 per share, and cancelled 500,000 warrants previously granted on June 10, 2005 in connection with the superceded agreement.  These new warrants, which contain a cashless exercise provision, lapse if unexercised on June 14, 2011.  The warrants vest as follows: 300,000 at grant, 100,000 at December 14, 2006, 150,000 at March 14, 2007 and 200,000 at June 14, 2007.  After taking into consideration the fair value of 500,000 warrants granted on June 10, 2005 which were cancelled, the incremental fair value of the warrants was estimated at $206,710 under the Black-Scholes option-pricing model computed as of the date of grant.  As further consideration under the agreement, we also repriced certain outstanding common stock purchase warrants granted to Maxim and its clients from an exercise price of $3.00 per share to a new exercise price of $2.50 per share. We have recorded an expense of $95,578 to reflect the incremental fair value of the repriced warrants under the Black-Scholes option-pricing model computed as of the date of modification.

The offer and sale of the securities in each offering described above was exempt from the registration requirements of the Securities Act under SEC Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act insofar as:  (1) except as stated above, each of the investors was accredited within the meaning of Rule 501(a); (2) pursuant to Rule 506(b)(2)(i), there were no more than 35 non-accredited investors in the offering; (3) pursuant to Rule 506(b)(2)(ii), each purchaser in the offering who was not accredited either alone or with his purchaser representative had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risk of the investment, or the company reasonably believed immediately prior to making the sale that such investor came with this description; (4) no offers or sales under the offering was effected through any general solicitation or general advertising within the meaning of Rule 502(c); and (5) the transfer of the securities in the offering were restricted by the company in accordance with Rule 502(d).  Except as stated above, no underwriting Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities.

Use Of Proceeds Of Registered Offerings

Not Applicable.

Repurchases Of Equity Securities

During the three-month interim period ended June 30, 2006, we did not repurchase any equity securities.

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

On May 25, 2006, our majority voting shareholder, ARC Finance Group, LLC, approved by written consent, our 2006 Omnibus Equity Compensation Plan, which we adopted effective June 7, 2006.  Under this plan, we have reserved 5,842,406 common shares for issuance, representing 15% of our outstanding common shares.  The plan contains evergreen provisions which maintain shares reserved for issue at 15% of our outstanding common shares. ARC Finance Group, LLC, holds more than 50% of our capital shares entitled to vote.

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

Dated at Greenville, South Carolina, this 17th day of August, 2006.

SIGNALIFE, INC.
By:	/s/ Pamela M. Bunes
Pamela M. Bunes Chief Executive Officer and President (principal executive officer)
By:	/s/ Robert C. Scherne
Robert C. Scherne Interim Chief Financial Officer (principal accounting and financial officer)