Form 10QSB
period 2006-09-30
SIGNALIFE, INC.
filed 2006-11-13
CIK 810365

11/13/2006">

United States

Securities And Exchange Commission

Washington, D.C. 20549

_________________

FORM 10-QSB

_________________

(Mark One)

☒	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended September 30, 2006
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 8, 2006, there were issued and outstanding or accrued for issuance a total of 41,838,713 shares of common stock, par value $0.001 per share and 97,909 shares of series ‘A’ preferred stock, par value $0.001 per share (plus an additional 32,322 unissued series ‘A’ preferred shares accrued as dividends for issuance).

Table Of Contents

ADVISEMENTS

i

FINANCIAL STATEMENTS  (UNAUDITED)  THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

1

Balance Sheet

F-1

Statements Of Operations

F-2

Statements Of Stockholders’ Equity

F-3

Statements Of Cash Flows

F-12

Notes To Interim Financial Statements

F-15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION  3

General

3

Overview

3

Results of Operations

5

Plan Of Operation

6

Capital Resources

7

Critical Accounting Policies

10

UNCERTAINTIES AND OTHER RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

10

Risks Relating To Our Business

10

Risks Relating To An Investment In Our Securities

14

CONTROLS AND PROCEDURES

18

Evaluation Of Disclosure Controls And Procedures

18

Changes in Internal Control over Financial Reporting

18

LEGAL PROCEEDINGS

18

CHANGES IN SECURITIES AND USE OF PROCEEDS

19

Recent Sales Of Unregistered Equity Securities

19

Use Of Proceeds Of Registered Offerings

23

Repurchases Of Equity Securities

23

DEFAULTS UPON SENIOR SECURITIES

23

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

23

OTHER INFORMATION

23

Matters Not Previously Reported On Form 8-K

23

Voluntary Reports

24

Material Changes To Director Nominee Procedures

24

EXHIBITS

24

SIGNATURES

24

-i-

ADVISEMENTS

Unless the context requires otherwise, “Signalife”, “the company”, “we”, “us”, “our” and similar terms refer to Signalife, Inc., formerly known as Recom Managed Systems, Inc.  Our common stock, par value $.001 per share, and our series ‘A’ preferred stock, par value $.001 per share, are commonly referred to in this quarterly report as our “common shares” and “series ‘A’ preferred shares”, respectively.  The information in this quarterly report is current as of the date of this quarterly report (September 30, 2006), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the nine-month interim period ended September 30, 2006 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ended December 31, 2006.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction with the annual financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-KSB for our fiscal year ended December 31, 2005, as it may be amended, together with any reports, statements and information filed with the SEC relating to periods or events occurring after December 31, 2005.

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

-i-

SIGNALIFE, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

(UNAUDITED)

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

Contents

-

SIGNALIFE, INC.

(A Development Stage Company)

Balance Sheet

September 30, 2006

(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 2,472,128
Inventory – raw materials	131,866
Prepaid expenses and other current assets	398,750
Total current assets	3,002,744
Property and equipment, net of accumulated depreciation of $244,914.	280,395
Intangible – patents, including related party amounts, net of accumulated amortization of $41,798	535,188
TOTAL ASSETS	$ 3,818,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 692,326
Deferred revenue	1,000,000
Total liabilities	1,692,326
Commitments and contingencies	—
Stockholders’ equity:
Series ‘A’ convertible preferred stock, $.001 par value; 10,000,000 shares authorized; 97,909 shares issued and outstanding	98
Series ‘A’ convertible preferred stock to be issued for accrued dividends, 33,322 shares	33
Common stock, $.001 par value; 100,000,000 shares authorized; 39,316,400 shares issued and outstanding	39,316
Additional paid-in capital	32,211,948
Deficit accumulated during development stage	(30,125,394)
Total stockholders’ equity	2,126,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 3,818,327

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Operations

For The Three and Nine Months Ended September 30, 2006 And 2005 And From Inception

Of Development Stage (Nov. 7, 2000) To September 30, 2006

 (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception of Development Stage (Nov. 7, 2000) to Sept. 30, 2006
	2006	2005	2006	2005
Exclusivity fee income	500,000	—	1,000,000	—	1,000,000
Research and development	264,275	365,327	692,388	1,197,597	4,249,363
General and administrative expenses	2,074,058	1,382,600	7,441,667	4,955,336	23,767,922
Loss before other income (expense)	(1,838,333)	(1,747,927)	(7,134,055)	(6,152,933)	(27,017,285)
Interest income	22,160	31,499	91,191	49,318	242,616
Interest expense, including amortization of debt discount	—	(488,130)	—	(1,292,463)	(1,307,890)
Change in fair value of warrant liability	—	—	—	318,000	187,570
Warrant repricing and other financing cost	—	—	—	(226,294)	(384,810)
Loss before provision for income taxes	(1,816,173)	(2,204,558)	(7,042,864)	(7,304,372)	(28,279,799)
Provision for income taxes	—	—	—	—	—
Net loss	(1,816,173)	(2,204,558)	(7,042,864)	(7,304,372)	(28,279,799)
Preferred dividend	7,713	11,134	26,464	43,620	2,330,006
Net loss attributable to common stockholders	$ (1,823,886)	$ (2,215,692)	$ (7,069,328)	$ (7,347,992)	$ (30,609,805)
Basic and diluted loss per share	$ (0.05)	$ (0.06)	$ (0.18)	$ (0.20)	$ (1.12)
Basic and diluted loss per share attributable to common stockholders	$ (0.05)	$ (0.06)	$ (0.18)	$ (0.20)	$ (1.22)
Weighted average shares outstanding— basic and diluted	39,236,981	38,174,854	38,950,260	36,889,282	25,150,277

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To September 30, 2006

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

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To September 30, 2006

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

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To September 30, 2006

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

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To September 30, 2006

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

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To September 30, 2006

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

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To September 30, 2006

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

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To September 30, 2006

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

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To September 30, 2006

(Unaudited)

(Continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To Sept. 30, 2006
	Shares	Amount	Shares	Amount	Shares	Amount
2006:
Issuance of common stock for services:
January 2006—$2.76	44,024	$ 44	—	$ —	—	$ —	$ 121,629	$ —	$ —	$ 121,673
February 2006—$2.96	48,804	49	—	—	—	—	144,633	—	—	144,682
March 2006—$2.88	41,522	42	—	—	—	—	119,592	—	—	119,634
April 2006—$3.04	62,722	63	—	—	—	—	190,524	—	—	190,587
May 2006—$2.91	176,076	176	—	—	—	—	512,026	—	—	512,202
June 2006—$2.21	55,585	55	—	—	—	—	122,834	—	—	122,889
July 2006—$2.78	51,428	51	—	—	—	—	142,915	—	—	142,966
August 2006—$2.25	190,502	190	—	—	—	—	428,438	—	—	428,628
September 2006—$1.98	97,184	97	—	—	—	—	192,425	—	—	192,522
Cancellation of common stock previously issued for services	(96,667)	(96)	—	—	—	—	(277,827)	—	—	(277,923)
Amortization of deferred compensation	—	—	—	—	—	—	—	1,504	—	1,504
Fair value of employee options	—	—	—	—	—	—	1,501,066	—	—	1,501,066
Options and warrants issued for services	—	—	—	—	—	—	570,981	—	—	570,981
Series ‘A’ preferred stock accrued dividend	—	—	—	—	—	—	(26,464)	—	—	(26,464)

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Stockholders’ Equity

From Inception Of Development Stage (November 7, 2000) To September 30, 2006

(Unaudited)

(Continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Deficit Accumu- lated During Develop- ment Stage	From Inception (Nov. 7, 2000) To Sept. 30, 2006
	Shares	Amount	Shares	Amount	Shares	Amount
Shares for series ‘A’ preferred dividends	—	—	—	—	8,821	8	26,456	—	—	26,464
Conversion of series ‘A’ preferred stock	70,199	70	(15,082)	(15)	(55,117)	(55)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(7,042,864)	(7,042,864)
Balance September 30, 2006	39,316,400	$ 39,316	97,909	$ 98	33,322	$ 33	$ 32,211,948	—	$ (30,125,394)	$ 2,126,001

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Cash Flows

For The Nine Months Ended September 30, 2006 And 2005 And From Inception

Of Development Stage (Nov. 7, 2000) To September 30, 2006

(Unaudited)

	For the Nine Months Ended September 30		From Inception of Development Stage (Nov. 7, 2000) to Sept. 30, 2006
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (7,042,864)	$ (7,304,372)	$ (28,279,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,810	62,373	287,406
Amortization of debt issue costs and finance costs	—	873,721	887,563
Change in fair value of warrant liability	—	(318,000)	(187,570)
Amortization of deferred compensation	1,504	4,778	239,893
Services recognized as contributed capital	—	20,000	200,000
Stock issued for services	1,697,860	837,527	6,373,712
Options and warrants issued for services	570,981	1,023,601	3,859,030
Fair value of employee options	1,501,066	—	1,501,066
Warrants issued for legal settlement	—	—	757,207
Finance cost attributed to repricing of warrants	—	226,294	384,810
Finance cost attributed to shares issued at discount	—	336,610	336,610
Other	—	—	1,459
Changes in operating assets and liabilities:
Deferred revenue	1,000,000	—	1,000,000
Inventory	(131,866)	—	(131,866)
Prepaid expenses and other currents assets	(227,406)	173,173	(398,750)
Accounts payable and accrued expenses	438,403	238,746	767,439
Net cash used in operating activities	(2,117,512)	(3,825,549)	(12,401,790)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(71,134)	(198,537)	(526,004)
Capitalized patent cost	(115,503)	(58,953)	(498,963)
Net cash used in investing activities	(186,637)	(257,490)	(1,024,967)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	—	—	136,400
Issuance of common stock and exercise of warrants for cash	—	8,162,498	9,293,280
Cost of sale of common stock	—	(30,000)	(30,000)
Sale of preferred stock for cash, net of expenses	—	—	4,805,865

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Statements Of Cash Flows

For The Nine Months Ended September 30, 2006 And 2005 And From Inception

Of Development Stage (Nov. 7, 2000) To September 30, 2006

(Unaudited)

(Continued)

	For the Nine Months Ended September 30,		From Inception of Development Stage (Nov. 7, 2000) to Sept. 30, 2006
	2006	2005
Sale of warrants for cash	$ —	$ —	$ 125,000
Proceeds from issuance of convertible debenture, net of expenses	—	—	1,968,340
Payment of convertible debenture	—	(400,000)	(400,000)
Net cash provided by financing activities	—	7,732,498	15,898,885
Net (decrease) increase in cash and cash equivalents	(2,304,149)	3,649,459	2,472,128
Cash and cash equivalents, beginning of period	4,776,277	2,340,806	—
Cash and cash equivalents, end of period	$ 2,472,128	$ 5,990,265	$ 2,472,128

Supplemental Cash Flow Information:

Signalife paid interest of $1,973 and $8,356 during the nine-month periods ended September 30, 2006 and 2005, respectively. Signalife paid interest of $10,581 for the period from inception of development stage (November 7, 2000) to September 30, 2006.

For the period from inception of development stage (November 7, 2000) to September 30, 2006, Signalife paid no income taxes.

Supplemental Investing and Financing Activities:

Signalife recorded compensation expense of $20,000 for the nine-month period ended September 30, 2005 for the Chief Executive Officer of the company.  This compensation was recorded as additional paid in capital.

During the nine-month period ended September 30, 2005, we issued an aggregate of 584,711 shares of common stock in payment of $1,600,000 of principal amount of the convertible debt described in Note 6 plus accrued interest of $75,111. Since the stock was issued at a discount to market value, we have recorded a financing cost of $336,610 attributable to the discount.

During the nine-month period ended September 30, 2005, we entered into a lease obligation of $9,922 as partial payment for a purchase of computer equipment.

For the nine-month periods ended September 30, 2006 and 2005, we accrued $26,464 and $43,620, respectively, in dividends related to our series “A” preferred stock.  Such dividends are a non-cash charge as they will be paid in-kind.

During the nine-month periods ended September 30, 2006 and 2005,we issued  70,199 and 203,417 shares of common stock, issued upon conversion of an equivalent number of shares of series “A” preferred stock, respectively.

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Nine Months Ended September 30, 2006 And 2005

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

On September 19, 2002, we issued 23,400,000 (7,800,000 pre-split) shares of common stock in exchange for intangible technology (the “Signal Technologies”) to ARC Finance Group, LLC (“ARC Finance Group”).  The issuance of this stock resulted in a change of control, with the new ownership group controlling approximately 85% of the company’s outstanding stock.  At September 30, 2006, ARC Finance Group’s ownership percentage of the company’s outstanding common shares and voting securities remained over 50%.

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

2.

BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements for the three-month and nine-month interim periods ended September 30, 2006 and 2005 and from inception (November 7, 2000) to September 30, 2006 have been prepared by Signalife in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The company believes that the disclosures provided are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2005 as disclosed in the company’s 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the nine-month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the pending twelve-month period ending December 31, 2006.

For a description of our significant accounting policies, refer to the explanatory notes the audited financial statements for the company for the year ended December 31, 2005, as disclosed in the company’s annual report on form 10-KSB for that year as filed with the SEC, as it may be amended.

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Nine Months Ended September 30, 2006 And 2005

(Unaudited)

(Continued)

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”, to account for compensation costs under our stock option plans.  We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”).  Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for our employee stock options because the option exercise price equaled the market price on the date of grant.  Prior to January 1, 2006, we only disclosed the pro forma effects on net loss and loss per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

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

Revenue recognition

We are currently marketing our products and services through our company sales team, which we are in the process of forming and training, and in certain cases on a co-exclusive basis through Rubbermaid Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc.  In the latter case, Rubbermaid has co-exclusive rights with the company to market our Fidelity 100 Monitor System in the United States pursuant to a Sales and Marketing Services Agreement dated March 26, 2006.  Rubbermaid is currently in the process of developing and training its sales staff under this agreement.  The initial term of this agreement is for one year, and may be renewed by Rubbermaid on an annual basis for up to nine additional years, subject to satisfaction of modest performance benchmarks and other conditions.  Under this agreement, Rubbermaid will, at its cost, put together a national sales force to market the Fidelity 100 Monitor System, and will also advertise and otherwise vigorously promote these products in medical literature, at trade shows, and through other mechanisms as set forth in the agreement.  This marketing arrangement may be extended to international sales or other parties upon the mutual consent of both parties.  In compensation for these services, Rubbermaid will receive 35% of net product sales, as defined in the agreement.  Signalife will, in turn, handle all product manufacturing, fulfillment and product servicing functions. Under this agreement, in consideration for the rights to co-exclusively market and sell the Fidelity 100 Monitor System and our first Signalife Holter Monitor within the United States, Rubbermaid paid Signalife $2,000,000 for the first year of the agreement following execution. Revenue from exclusivity fees are being recognized over the term of the agreement.  We recognized $1,000,000 as revenue during the nine-month interim period ended September 30, 2006.

Inventory

Inventory at September 30, 2006 consists of raw materials and is valued at the lower of cost or market on the first-in, first-out basis.

3.

PRO FORMA INFORMATION

Employee and Director Common Share Purchase Options

We have adopted the fair value recognition provisions of SFAS No. 123(R) to account for compensation costs under our stock option plans.  We previously utilized the intrinsic value method under APB 25.  The following

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Nine Months Ended September 30, 2006 And 2005

(Unaudited)

(Continued)

table illustrates the effect on net loss and loss per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

Pro forma information is computed using the Black-Scholes method at the date of grant of the options based on the following assumptions ranges:  (1) risk free interest rate of 1.42% to 5.0%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 53.84% to 158.48%; and (4) an expected life of the options of 1.5 - 2 years.  The foregoing option valuation model requires input of highly subjective assumptions.  Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimate, the existing model does not in the opinion of our management necessarily provide a reliable single measure of fair value of common share purchase options we have granted to our employees and directors.

Pro forma information relating to employee and director common share purchase options is as follows:

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Net loss as reported	$ (1,816,173)	$ (2,204,558)	$ (7,042,864)	$ (7,304,372)
Current period expense included in net loss	436,612	—	1,501,066	—
Stock compensation calculated under SFAS 123	(436,612)	(499,792)	(1,501,066)	(867,264)
Pro forma net loss	$ (1,816,173)	$ (2,704,350)	$ (7,042,864)	$ (8,171,636)
Basic and diluted historical loss per share	$ (0.05)	$ (0.06)	$ (0.18)	$ (0.20)
Pro forma basic and diluted loss per share	$ (0.05)	$ (0.07)	$ (0.18)	$ (0.22)
Net loss attributable to common shares, as reported	$ (1,823,886)	$ (2,215,692)	$ (7,069,328)	$ (7,347,992)
Pro forma net loss attributable to common shares	$ (1,823,886)	$ (2,715,484)	$ (7,069,328)	$ (8,215,256)
Basic and diluted historical loss per share attributable to common shares	$ (0.05)	$ (0.06)	$ (0.18)	$ (0.20)
Pro forma basic and diluted loss per share attributable to common shares	$ (0.05)	$ (0.07)	$ (0.18)	$ (0.22)

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Nine Months Ended September 30, 2006 And 2005

(Unaudited)

(Continued)

4.

CONTINGENT SETTLEMENT PAYABLE

In conjunction with Dr. Budimir Drakulic becoming our Vice President and Chief Technology Officer, we reached an agreement-in-principle with Dr. Drakulic to offer to sell common shares to certain individuals in order to protect our rights to the Signal Technologies.  As part of that agreement, we agreed that should we raise more than $2 million in certain offerings, we would pay 4% of the proceeds of those offerings greater than $2 million to those individuals up to a maximum amount of $480,350.  During 2004, we reached settlements with a number of these individuals and the remaining liability related to the agreement as of September 30, 2006 is $21,113, which is included in accounts payable and accrued expenses.

5.

PREFERRED STOCK AND WARRANT UNIT OFFERING

From October through December 2003, we raised $5,378,650 in gross proceeds from a private placement to 100 investors effected through Maxim Group, LLC (“Maxim”), a registered broker-dealer, as placement agent, pursuant to which we sold 1,792,975 series ’A’ convertible preferred shares, with each share convertible into one common share; and 896,488 Class ’C’ warrants, each warrant entitling the holder to purchase one common share for $3.75. The proceeds to our company, net of expenses, were approximately $4,806,000.  As an inducement to exercise these warrants, we later voluntarily reduced the exercise price to $3 per share in 2004, and then to $2.50 per share on June 14, 2006.

We issued to Maxim, as compensation for acting as placement agent, a warrant exercisable into 179,292 units, each unit comprising one series ‘A’ preferred share and a common share purchase warrant exercisable into one-half common share at $3.75 per share and valued at $238,430 using the Black Scholes model.  The placement agent’s warrant is exercisable at $3.60 per share and expires five years following the date of issuance. As an inducement to exercise these warrants, we later voluntarily reduced the exercise price to $3 per share in 2004, and then to $2.50 per share on June 14, 2006.

In accordance with Emerging Issues Task Force (“EITF”) No.00-27,  “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain convertible Instruments“, a portion of the proceeds were allocated to the class ‘C’ warrants based on their relative fair value, which totaled $949,121 using the Black Scholes option pricing model.  Further, we attributed a beneficial conversion feature of $896,474 to the series ‘A’ preferred shares based upon the difference between the conversion price of those shares and the closing price of our common shares on the date of issuance.  The assumptions used in the Black Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 81.16%, (3) weighted average risk-free interest rate of 1.68%, and (4) expected life of 1.5 years as the conversion feature and warrants are immediately exercisable.  Both the fair value of the class ‘C’ warrants and the beneficial conversion feature were recorded as a dividend and are included in the accompanying financial statements.

Our series ‘A’ preferred shares carry a liquidation value equal to $3 per share, are senior to all other shares of capital stock now existing or hereinafter created by our company as to dividend and liquidation rights, and have voting rights as if converted into common shares.

Our series ‘A’ preferred shares are required to pay dividends of 8% annually to be paid quarterly either in cash or in the form of additional preferred shares at the discretion of Signalife.  Any series ‘A’ preferred shares issued as a dividend will be valued at $3 per share.  During the nine-month interim periods ended September 30, 2006 and 2005, we accrued dividends in the amount of $26,464 and $43,620, respectively, and a total of $484,411 since original issuance in 2003.

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Nine Months Ended September 30, 2006 And 2005

(Unaudited)

(Continued)

To date we have elected to pay these dividends in kind through the issuance of additional preferred stock. During the nine-month interim period ended September 30, 2006, we committed to issue a total of 8,821 series ‘A’ preferred shares, valued at $26,464 in satisfaction of the accrued dividends.  During the nine- month interim period ended September 30, 2005, we committed to issue a total of 14,540 series ‘A’ preferred shares valued at $43,620 in satisfaction of the accrued dividends.

Each series ‘A’ preferred shareholder has the option at any time to convert all or any portion of his or her shares into common shares on a one-for-one basis.  We also have the right to force conversion of the series ‘A’ preferred shares into common shares in the event  (1) we list our common shares on a national exchange (NASDAQ, AMEX or NYSE); (2) the common shares underlying the preferred shares are covered by an effective registration statement; (3) the closing bid price for common shares is at least $7.50 for 30 consecutive trading days; and (4) the average trading volume of the common shares during such 30 consecutive trading day period equals or exceeds 30,000 shares per day.

During the nine-month interim periods ended September 30, 2006 and 2005, we converted 70,199 and 203,417 series ‘A’ preferred shares into an equivalent number of common shares, respectively.

6.

CONVERTIBLE DEBENTURE PAYABLE

On December 29, 2004, we sold an 8% convertible debenture in the amount of $2,000,000 (effective interest rate of 89%) to DKR SoundShore Oasis Holding Fund Ltd. (“Oasis”).  The debenture called for the payment of $400,000 in principal on the debenture in cash on May 16, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and August 31, 2005, respectively, and for payments of interest on the outstanding principal on the debenture in cash on May 10, 2005, June 1, 2005, July 1, 2005, August 1, 2005 and August 31, 2005, respectively.

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

Pursuant to our right to convert all outstanding principal and interest under the debenture into common shares, we made all payments of interest and principal accrued through August 31, 2005 in common shares, with the exception of interest and principal payments due on June 1, 2005, which we paid in cash.  As a consequence, the debenture was paid in full.

As a result of the March 31, 2005 equity placement described in Note 7, “Other Stockholders’ Equity Transactions”, we incurred a default penalty of $600,000 at March 31, 2005, which was accrued at March 31, 2005 and recorded as a financing cost in the statement of operations.  We settled this penalty in

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Nine Months Ended September 30, 2006 And 2005

(Unaudited)

(Continued)

April 2005, by agreeing to a re-pricing of the warrants described below, from an exercise price of $5.75 per share to an exercise price of $2.40 per share.

As additional consideration for the purchase of the debenture, we granted to Oasis warrants entitling it to purchase 275,000 common shares at the price of $5.75 per share, or 115% of the closing price for those shares on the trading day prior to the sale of the debenture.  These warrants lapse if unexercised by December 29, 2009.  A registration rights agreement was executed requiring Signalife to register the shares of its common stock underlying the debenture and warrant so as to permit the public resale thereof.  The debenture provided for the payment of liquidated damages of 2% of the debenture balance per month if the stipulated registration deadlines were not met.  In accordance with EITF 00-27, a portion of the proceeds were allocated to the warrant liability based on its fair value, which totaled $447,570 using the Black-Scholes option pricing model.  The remaining balance was allocated to the convertible debt instrument and was used to compute the beneficial conversion feature.  We attributed a beneficial conversion feature of $408,333 to the convertible debenture based upon the difference between the effective conversion price of those shares and the closing price of our common shares on the date of issuance.  The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 91%, (3) risk-free interest rate of 3.12%, and (4) expected life of 1.5 years. Additionally, we incurred legal costs of $31,660 in connection with the sale of the debenture. The total debt discount of $887,563 has been amortized over the term of the debenture.  During the nine-month interim period ended September 30, 2005, amortization recorded as interest expense amounted to $873,721.

Since the warrant is a contract requiring settlement through the delivery of registered shares, and the delivery of such registered shares was not deemed controllable by Signalife, we recorded the net value of the warrants at the date of issuance as a warrant liability on the balance sheet ($447,570) and included the change in fair value from the date of issuance to December 31, 2004 in other income (expense), in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.  The fair value of the warrant was $578,000 at December 31, 2004.  Upon the registration statement being declared effective on February 14, 2005, we reclassified the fair value of the warrant on that date ($260,000) to equity.  For the nine-month interim period ended September 30, 2005, the change in fair value of the warrant issued with registration rights decreased by approximately $318,000.

7.

OTHER STOCKHOLDERS’ EQUITY TRANSACTIONS

Non-Related Party Equity Transactions

2006

On March 14, 2006, we entered into a two-year consulting agreement with Mr. James M. Lyons.  Under this agreement, Mr. Lyons is to provide consulting services relating to strategic, advisory, marketing and public capital markets matters to Signalife as it rolls-out its technologies, including strategic advisory services, consulting services on mergers and acquisitions, evaluative services on joint venture relationships, general business advice, capital structure consultation, and the configuration and/or additional to management, staff and our board of directors.  After a contractual initiation fee of $15,000 payable to Mr. Lyons, as compensation for services under the agreement, we have agreed to (1) pay Mr. Lyons cash compensation of $15,000 per month commencing on the nine-month anniversary date of the agreement, and (2) grant Mr. Lyons stock purchase options entitling him to purchase 450,500 common shares at $2.75 per share.  The fair market value of the shares as of date of grant was $2.89 per share, resulting in a $0.14 discount from market.  The first 150,000 options vest on the grant date.  The balance of the options will vest on the second through

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Nine Months Ended September 30, 2006 And 2005

(Unaudited)

(Continued)

twenty-fourth monthly anniversary dates to the extent that Mr. Lyons is then providing services as of such dates.  The options lapse if not unexercised by March 14, 2011, subject to acceleration and forfeiture provisions. We have recorded an expense of $261,330 during the nine-month interim period ended September 30, 2006 related to the fair value of the options that vested during that period, using the Black-Scholes method based on the following assumption ranges:  (1) risk free interest rate of 4.7%-5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 70%-82%; and (4) an expected life of the options of 1.5-2 years.

Effective as of April 4, 2006, we entered into a five-year investor relations agreement with American Capital Ventures, Inc.  Under this agreement, American Capital Ventures was to provide consulting services relating to the presentation of our company to interested brokerage firms, hedge funds and institutional investors, coordinate meetings with analysts, assist in preparing and disseminating public relations and marketing materials, and provide advice in connection with financings, mergers acquisitions and buyouts..  The agreement is terminable by either party upon 90 days prior notice.  As compensation for its services, we agreed to pay American Capital Ventures (1) $15,000 cash compensation for each month the agreement remains effective, (2) 60,000 unregistered shares up front to cover American Capital Ventures’ start-up costs, with an additional 440,000 unregistered common shares payable ratably over 36 months to the extent the agreement remains effective; (2) stock purchase options entitling American Capital Ventures to purchase 500,000 common shares at $2.98 per share, reflecting the market price for the shares as of the date of the agreement.  These options vest ratably over 36 months to the extent the agreement remains effective, and lapse if not unexercised by April 4, 2011, subject to acceleration and forfeiture provisions.  During the nine-month period ended September 30, 2006 we issued to American Capital Ventures under this agreement an aggregate of 121,113 common shares, valued at $330,726. Additionally, we recorded an expense of $24,116 during the period related to the fair value of the stock purchase options that vested during that period, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 75%; and (4) an expected life of the options of 1.5 years.

On August 24, 2006, we entered into an amendment to the investor relations agreement with American Capital Ventures pursuant to which American Capital Ventures would provide additional services over a six-week period in connection with preparing promotional materials for our athlete wellness program, while deferring compensation for approximately three months with respect to performance of the initial services under the agreement.  As compensation for the additional services, we agreed to pay to American Capital Ventures (1) $30,000 cash compensation, (2) a total of 24,450 unregistered common shares payable in installments over the consulting period; and (3) stock purchase options entitling American Capital Ventures to purchase 55,552 unregistered common shares at $2.98 per share, reflecting the market price for the shares as of the date of the agreement.  These options would lapse on September 30, 2011, subject to acceleration and forfeiture provisions.  During the nine-month period ended September 30, 2006, we issued to American Capital Ventures under this amendment an aggregate of 24,450 common shares, valued at $50,905.  Additionally, we recorded an expense of $26,575 during the period related to the fair value of the additional stock purchase options that were granted during that period, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 4.7%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 69%; and (4) an expected life of the options of 1.5 years.

Following non-performance by American Capital Ventures, we determined and notified American Capital Ventures on November 3, 2006, that the aforesaid transaction, as amended, was not valid or legally enforceable at inception, to which American Capital Ventures concurred.  As a consequence, we cancelled all common shares and stock purchase options issued to American Capital.  As a result of this cancellation, the

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Nine Months Ended September 30, 2006 And 2005

(Unaudited)

(Continued)

company has reversed the expense taken in the quarterly periods ended June 30 and September 30, 2006 during the quarterly period ended September 30, 2006.

Effective as of April 23, 2006, we entered into a business consulting agreement with Knights Bridge, GP.   Under this agreement, Knights Bridge is to provide consulting services concerning various business-related matters for a period of approximately five weeks.  As compensation for its services, we paid Knights Bridge 50,000 unregistered common shares, valued at $156,000 based on the market value on the date of the agreement.

Effective as of May 25, 2006, we entered into a two-year consulting agreement with Mr. Willie Gault, through his company Catch-83, G.P., to assist us in promoting our products to the National Football League (“NFL”) and various other professional and amateur teams and associations; subject to our right of the Corporation to terminate the agreement without cause upon 30 days prior notice, and to pay a two-month severance payment in such circumstances.  Under the terms of the agreement, Catch-83 is entitled to receive:  (1) cash compensation of $5,000 per month, to be increased to $7,500 per month upon the development of a testing protocol for the NFL; (2) a $100,000 cash bonus upon five NFL teams adopting the use of the Heart Monitors; (3) the grant of 25,000 five-year common share purchase options exercisable at $1 per share (reflecting a $1.98 per share discount to market) which are fully vested; and (4) the grant of 100,000 fully-vested five-year common share purchase options to be priced at market value upon each of (i) the development of a testing protocol and (ii) five NFL teams adopting the use of the Heart Monitors.  The options to purchase 25,000 are fully vested, and lapse if unexercised on May 25, 2011, subject to acceleration and forfeiture provisions.  We have recorded an expense of $55,348 during the nine-month period ended September 30, 2006 to reflect the vesting of the 25,000 options using the Black-Scholes method based on the following assumption ranges:  (1) risk free interest rate of 5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 80%; and (4) an expected life of the options of 1.5 years.  During the nine-month period ended September 30, 2006, we also issued a total of 21,956 common shares to Mr. Gault on behalf of Catch-83 in satisfaction of our monthly cash payment obligation under the consulting agreement. We valued these shares at $48,600.

On May 1, 2006, we issued to an employee options to purchase a total of 10,000 common shares at $2.87 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of one year commencing May 31, 2006, and lapse if unexercised on May 1, 2011, subject to acceleration and forfeiture provisions.

On May 29, 2006, we issued to a new employee as an inducement grant options to purchase a total of 50,000 common shares at $2.19 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of two years commencing August 19, 2006, and lapse if unexercised on May 29, 2011, subject to acceleration and forfeiture provisions.

On May 29, 2006, we issued to a new employee as an inducement grant options to purchase a total of 60,000 common shares at $2.19 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of one year commencing August 19, 2006, and lapse if unexercised on May 29, 2011, subject to acceleration and forfeiture provisions.

On June 1, 2006, we issued to a consultant, Garud Technologies, options to purchase a total of 100,000 common shares at $2.35 per share, reflecting the fair market value of the shares as of that date.  These options were granted pursuant to the terms of a consulting agreement whereby Garud Technologies would provide

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Nine Months Ended September 30, 2006 And 2005

(Unaudited)

(Continued)

product development services.  The options vest in equal installments quarterly over a period of two years commencing September 1, 2006, and lapse if unexercised on June 1, 2011, subject to acceleration and forfeiture provisions.  We have recorded an expense of $13,617 during the nine-month interim period ended September 30, 2006 related to the fair value of the options that are expected to vest during that period, using the Black-Scholes method based on the following assumption ranges:  (1) risk free interest rate of 4.7% to 5.0%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 70% to 77%; and (4) an expected life of the options of 1.5 to 2 years.  This consulting agreement was terminated on October 23, 2006, and all unvested options were forfeited.

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

On June 14, 2006, we entered into a new investment banking agreement with Maxim Group, LLC, pursuant to this agreement Maxim would provide non-exclusive investment banking, strategic advising and financial advising services to Signalife.  This agreement superceded and replaced an investment banking agreement previously entered into with Maxim on June 10, 2005.  The new agreement provided that we would pay to Maxim a nonrefundable retainer of $100,000, plus twelve monthly retainer payments of $12,500 commencing July 1, 2006. $25,000 of the nonrefundable retainer was paid during the quarter ended September 30, 2006 and the remaining balance of $75,000 has been included in accounts payable at September 30, 2006.  As additional compensation under this agreement, we granted Maxim warrants to purchase 750,000 common shares at $2.75 per share, and cancelled 500,000 warrants previously granted on June 10, 2005 in connection with the superceded agreement.  These new warrants contain a cashless exercise provision and lapse, to the extent unexercised, on June 14, 2011.  The warrants vest as follows: 300,000 at grant, 100,000 at December 14, 2006, 150,000 at March 14, 2007 and 200,000 at June 14, 2007.  After taking into consideration the fair value of 500,000 warrants granted on June 10, 2005 which were cancelled, the incremental fair value of the warrants was estimated at $206,710 under the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 75%, (3) weighted-average risk-free interest rate of 5%, and (4) expected life of 1.5 years.  During the current period, we have recorded an expense of $82,684 for the vested warrants.  As an inducement for Maxim and its clients to exercise their warrants, we also repriced certain outstanding common stock purchase warrants granted to Maxim and its clients from an exercise price of $3.00 per share to a new exercise price of $2.50 per share. We have recorded an expense of $95,578 to reflect the incremental fair value of the repriced warrants under the Black-Scholes option-pricing model computed as of the date of modification using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 75%, (3) weighted-average risk-free interest rate of 5%, and (4) expected life of 1.5 years.

On July 14, 2006, we issued to an employee options to purchase a total of 12,500 common shares at $2.36 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of four years commencing October 14, 2006, and lapse if unexercised on July 14, 2011, subject to acceleration and forfeiture provisions.

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Nine Months Ended September 30, 2006 And 2005

(Unaudited)

(Continued)

On August 15, 2006, we issued to an employee options to purchase a total of 15,000 common shares at $2.09 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of four years commencing November 15, 2006, and lapse if unexercised on August 15, 2011, subject to acceleration and forfeiture provisions.

On September 16, 2006, we issued to an employee options to purchase a total of 25,000 common shares at $2.02 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of two years commencing January 1, 2007, and lapse if unexercised on September 16, 2011, subject to acceleration and forfeiture provisions.

During the nine-month period ended September 30, 2006, in addition to the shares described above, we issued in the aggregate 386,527 common shares for payroll and business services. These shares were valued at $1,008,299 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the date of issuance.

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

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Nine Months Ended September 30, 2006 And 2005

(Unaudited)

(Continued)

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

During the nine-month interim period ended September 30, 2005, we issued in the aggregate 224,506 common shares for business services.  These services were valued at $837,527 based upon the fair market value of the shares determined as the closing stock price at the date of issuance.

During the nine-month period ended September 30, 2005, we issued an aggregate of 584,711 shares of common stock in payment of $1,600,000 of principal amount of the convertible debt described in Note 5 plus accrued interest of $75,111.  Since the stock was issued at a discount to market value, we recorded a financing cost of $77,156 attributable to the discount.

During the nine-month period ended September 30, 2005, we issued 54,166 common shares upon exercise of an equivalent number of class “C” warrants, for cash proceeds of $162,498.

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

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Nine Months Ended September 30, 2006 And 2005

(Unaudited)

(Continued)

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

On June 6, 2006, we issued to a director, Mr. Lowell T. Harmison, as compensation for further serving on our board of directors, options to purchase 28,000 common shares at $2.36 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing September 6, 2006, and lapse if unexercised on June 6, 2011, subject to acceleration and forfeiture provisions.

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

On August 8, 2006, we issued to a director, Ms. Norma Provencio, as compensation for further serving as the chairman of the audit committee of our board of directors, options to purchase 30,000 common shares at $2.76 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 8, 2006, and lapse if unexercised on August 8, 2011, subject to acceleration and forfeiture provisions.

On August 8, 2006, we issued to each of two directors, Ms. Jennifer Black and Mr. Rowland Perkins, as compensation for further serving on the audit committee of our board of directors, options to purchase 28,000 common shares at $2.76 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 8, 2006, and lapse if unexercised on August 8, 2011, subject to acceleration and forfeiture provisions.

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Nine Months Ended September 30, 2006 And 2005

(Unaudited)

(Continued)

On August 8, 2006, we issued to each of three directors, Mr. Rowland Perkins, Mr. Ellsworth Roston, and Ms. Jennifer Black, as compensation for further serving on the compensation committee of our board of directors, options to purchase 5,000 common shares at $2.76 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 8, 2006, and lapse if unexercised on August 8, 2011, subject to acceleration and forfeiture provisions.

On August 23, 2006, we issued to a director, Mr. Rowland Perkins, as compensation for further serving on our board of directors, options to purchase 28,000 common shares at $2.16 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 23, 2006, and lapse if unexercised on August 23, 2011, subject to acceleration and forfeiture provisions.

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

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Nine Months Ended September 30, 2006 And 2005

(Unaudited)

(Continued)

On June 6, 2005, we issued to one director, Dr. Lowell T. Harmison, as compensation for serving on our board of directors, options to purchase 28,000 common shares at $4.20 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year, and lapse if unexercised on June 6, 2010.

On July 22, 2005, issued to each of two directors, Ms. Pamela Bunes and Mr. Rodney Hildebrandt, as compensation for serving on our board of directors, options to purchase 50,000 common shares at $3.43 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing March 21, 2005, and lapse if unexercised on March 21, 2010.

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

On July 22, 2005, issued to a director, Ms. Lucy Duncan-Scheman, as compensation for serving on our compensation committee, options to purchase 5,000 common shares at $3.43 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year retroactive to March 21, 2005, and lapse if unexercised on March 21, 2010.

On July 29, 2005, issued to a new director, Ms. Norma Provencio, as compensation for joining on our board of directors, options to purchase 50,000 common shares at $3.34 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing July 29, 2005, and lapse if unexercised on July 29, 2010.

On July 29, 2005, we issued to a new director, Ms. Norma Provencio, as compensation for joining on our audit committee, options to purchase 10,000 common shares at $3.34 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing July 29, 2005, and lapse if unexercised on July 29, 2010.

On August 23, 2005, we issued to a director, Mr. Rowland Perkins, as compensation for joining on our board of directors, options to purchase 50,000 common shares at $3.45 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 23, 2005, and lapse if unexercised on August 23, 2010.

8.

COMMITMENTS AND CONTINGENCIES

On March 26, 2006, we entered into a Sales and Marketing Services Agreement with Rubbermaid.  The initial term of the agreement is for one year, and may be renewed by Rubbermaid on an annual basis for up to nine additional years, subject to satisfaction of modest performance benchmarks and other conditions.  Under this agreement, in consideration for the rights to co-exclusively (with Signalife) market and sell the Fidelity 100 Monitor System and our first Signalife Holter Monitor within the United States, Rubbermaid agreed to pay Signalife $2,000,000 following execution of the agreement, and an additional $1,000,000 to renew the agreement for an additional year on the first and second anniversary dates of the agreement (provided, in the event that less than 201 Fidelity 100 Monitor units have been sold in the first year of the agreement, the first renewal fee shall be reduced to $500,000).  Rubbermaid will, at its cost, put together a national sales force to market the Fidelity 100 Monitor System and the first Signalife Holter Monitor, and will also advertise and otherwise vigorously promote these products in medical literature, at trade shows, and through other

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Nine Months Ended September 30, 2006 And 2005

(Unaudited)

(Continued)

mechanisms as set forth in the agreement.  This marketing arrangement may be extended to international sales or other parties upon the mutual consent of both parties.  Other conditions, including provisions for Rubbermaid to bid on our other products pursuant to a right of first refusal, and provisions contemplating the distribution of Rubbermaid’s proprietary medical carts, are set forth in the agreement as well.  In compensation for these services, Rubbermaid will receive 35% of net product sales, as defined in the agreement.  Signalife will, in turn, handle all product manufacturing, fulfillment and product servicing functions.  The $2,000,000 payment for the first year of the agreement, which was received in March 2006, has been recorded as deferred revenue on the accompanying balance sheet and will be recognized as revenue over the initial contract performance period. We recognized $1,000,000 as revenue during the nine-month interim period ended September 30, 2006.

On March 30, 2006, a complaint was filed in the Los Angeles County Superior Court against Signalife, each of its current directors, ARC Finance Group, LLC, Tracy Hampton-Stein, Mitchell Stein, and Atlas Stock Transfer Corporation, entitled Marvin Fink, individually, and Marvin Fink as Trustee of the Fink Family Trust, Plaintiffs, vs. Signalife, Inc., et al, Defendants.  In the complaint, Mr. Fink alleges various causes of action including, without limitation, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, deceit, fraud, and negligence, and seeking damages and a mandatory injunction forcing Signalife to accept a legal opinion letter from Mr. Fink's legal counsel and to remove a restrictive legend from his Signalife common shares.  The gravamen of the complaint is that the defendants induced Mr. Fink to enter into an employment agreement with Signalife in 2002 providing for payment of compensation in the form of 2,100,000 shares of restricted stock, but have since refused to remove the restrictive legend from the shares to allow Mr. Fink to sell the shares on the public market under SEC Rule 144.  Signalife believes that Mr. Fink's claims are without basis and is vigorously defending the action.  On May 30, 2006, the company and other defendants filed Demurrers and Special Motions to Strike attacking each cause of action and the complaint as a whole as legally deficient and lacking in evidentiary support, and seeking dismissal of the action in its entirety on this and other grounds.  A Motion to Quash challenging personal jurisdiction was also filed on behalf of certain of the individual defendants, which the Court granted, resulting in dismissal of four of the named defendants.  Subsequently, plaintiffs filed a First Amended Complaint ("FAC"), to which defendants filed renewed Demurrers and Special Motions to Strike.  At a hearing held on September 1, 2006, the Court denied defendants' Special Motions to Strike, and granted in part and denied in part the Demurrers, with leave to amend.  Defendants filed a Notice of Appeal of the Court's ruling denying their Special Motions to Strike which has resulted in a stay of the lawsuit pending the appeal.  Based upon certain actions of Mr. Fink the company is currently investigating, the company shall seek a determination or shall use self-help to issue a stop transfer notification on all of Mr. Fink’s shares for fraud and breach of contract.  As of the date of this filing, neither of these remedies have been pursued yet by the company.

9.

RELATED PARTY TRANSACTIONS

During the nine-month interim periods ended September  30, 2006 and 2005, we incurred legal fees to a law firm of which one of our directors, Mr. Ellsworth Roston, is a partner.  The fees incurred for the nine-month interim periods ended September 30, 2006 and 2005 were $125,442 and $99,856, respectively.  Of these amounts, $115,503 and $58,963, respectively, were capitalized as patent costs.

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

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Nine Months Ended September 30, 2006 And 2005

(Unaudited)

(Continued)

month, to complete the project over a six month term. An additional $14,000 was paid, covering a seventh month of service.

10.

SUBSEQUENT EVENTS

On June 26, 2006, we agreed with extend the loan-out agreement with B World Technologies pursuant to which Dr. Budimir Drakulic provides his services as our Chief Technology Officer for a period of ten years until June 26, 2016, subject to our review of compensation payable to B World Technologies.  On October 2, 2006, upon review of the aforesaid compensation provisions, we granted to B World Technologies an additional 350,000 common shares outright, and also granted it options entitling it to purchase an additional 300,000 common shares at $6 per share.  These options vest on October 2, 2008, and lapse, if not exercised, on October 2, 2011.  We also agreed to grant to B World Technologies an additional 200,000 common shares on October 2, 2008 in the event that Dr. Drakulic is then employed, and the price for our common shares is at least $3 per share, provided that if the total value of such shares as of such date exceeds $750,000, then such lesser number of shares shall be granted with a value of $750,000.  In view of subsequent changes in the management structure of the company and additional responsibilities being assumed by Dr. Drakulic, the company and B World Technologies are currently renegotiating the amended terms of the loan-out agreement.

On October 1, 2006, we issued to an employee options to purchase a total of 50,000 common shares at $2.39 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of two years commencing December 16, 2006, and lapse if unexercised on October 1, 2011, subject to acceleration and forfeiture provisions.

On October 13, 2006, we issued to an employee options to purchase a total of 25,000 common shares at $1.78 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of two years commencing January 13, 2006, and lapse if unexercised on October 13, 2011, subject to acceleration and forfeiture provisions.

On October 23, 2006, we issued to a director, Mr. Charles Harrison, as compensation for joining our board of directors, options to purchase 50,000 common shares at $1.61 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing January 23, 2007, and lapse if unexercised on October 23, 2011, subject to acceleration and forfeiture provisions.

On October 23, 2006, we issued to a director, Mr. Charles Harrison, as compensation for joining the audit committee our board of directors, options to purchase 25,000 common shares at $1.61 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing January 23, 2007, and lapse if unexercised on October 23, 2011, subject to acceleration and forfeiture provisions.

On October 31, 2006, we closed several private placements to accredited institutional investors pursuant to which we received gross proceeds of $2,500,000 from Trellus Partners, LP, an existing shareholder, and its affiliates, and $430,000 from three new shareholders through the sale of a total of 1,890,323 common shares priced at $1.55 per share, together with five-year warrants entitling the holders to purchase a total of 756,129 common shares at $2.23 per share.  As part of the transaction, we agreed to file a registration statement with the SEC within 20 days of the closing date to register the common shares sold and the common shares issuable upon the conversion of the warrants.  We further agreed to reduce the exercise price of the warrants to $1.83 per should we fail to file the registration statement on a timely basis.  Maxim Partners, LLC acted as placement

SIGNALIFE, INC.

(A Development Stage Company)

Notes To Interim Financial Statements

For The Nine Months Ended September 30, 2006 And 2005

(Unaudited)

(Continued)

agent with respect to procuring the three new shareholders, and was paid a cash commission of $32,250, or 7.5% of the proceeds raised from the new shareholders, plus five-year placement agents warrants entitling it to purchase units comprised of 27,742 common shares at $1.55 per share, plus warrants entitling it to purchase a total of 11,097 common shares at $2.23 per share.

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

We have recently commenced commercial marketing of our first heart monitoring “system” using our Model 100 Module—the Fidelity 100 Monitor System, and recorded our first revenues from product sales in October 2006.  This system is an integrated system in which our Model 100 Module collects, processes and amplifies ECG signals from that patient through a set of twelve electrode lead sets provided with the system, and then wirelessly transmits that signal to a nearby personal computer provided with the system.  The signals are then displayed on a computer monitor and can be printed on a printer provided with the system for analysis by the cardiologist.

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

We are currently marketing our products and services through our company sales team, which we are in the process of forming and training, and in certain cases on a co-exclusive basis through Rubbermaid Inc.

(“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc.  In the latter case, Rubbermaid has co-exclusive rights with the company to market our Fidelity 100 Monitor System in the United States pursuant to a Sales and Marketing Services Agreement dated March 26, 2006.  Rubbermaid is currently in the process of developing and training its sales staff under this agreement.

We are also completing development of an ambulatory Holter device (the “Signalife Holter Monitor”), which also operates using our Model 100 Module as its core component, and which will also be marketed in the United States by Rubbermaid. This device acquires, processes, amplifies and stores ECG data relating to arrhythmia and other transient heart disease over a period of 24 to 48 hours while the patient carries out his or her daily activities away from the physicians’ office or hospital.  The signal data can be either stored on a storage chip contained in the device and downloaded by the physician at a later date when the patient returns to the physician’s office, or transmitted to a patient monitoring center that will forward the data or otherwise make it available to the physician over the Internet.  Although we have developed a production version of the Signalife Holter Monitor, we are still conducting physician preference testing studies on selected features of that device, and anticipate that we will make some minor modifications to that design before we commence marketing the product.  We anticipate that we will complete final product modification activities and introduce the final Signalife Holter Monitor to market by the end of the first quarter of fiscal 2007.  In the interim, physicians could use the Model 100 Module contained in the Fidelity 100 Monitor System in out-patient ambulatory settings should they choose to do so, although it would not have all of the features we would otherwise suggest for out-patient applications.

We are also developing several other products for the heart monitoring market, including an intracardiac monitor, a non-prescription over-the-counter cardiac monitor, and a prescription event recorder.

We are also actively pursuing other marketing alternatives through our internal sales staff.  For example, we have recently entered into a letter of intent with Gold’s Gym International, Inc. to conduct a pilot program in which patrons of the gym at selected facilities will be tested using Signalife’s Fidelity 100 Monitor System in order to detect and identify cardiovascular disease that could be triggered or exacerbated by exercise programs.  As part of the program, a set of test protocols and procedures will be developed to address cardiac risks inherent to exercise.  If the program is successful, the parties will explore the expansion of the program to most of Gold’s gyms as well as other national fitness facilities.

Concurrent with the Gold’s gym project, we are also participating in the Athletes For Life program which will focus on developing protocols to test professional and amateur athletes for cardiovascular disease and abnormalities as part of their regular training regime, and will also promote testing for impoverished communities where early detection of cardiovascular disease simply does not exist. A large number of high-profile athletes have indicated their desire both in participating in this program given the high incidence of cardiovascular abnormalities associated with athletes involved in professional sports and track and field; and also sponsoring the community outreach portion of the program given their desire to promote community fitness and cardiovascular testing in the general community.

As of November 8, 2006, we had issued and outstanding or accrued for issuance a total of: (1) 41,838,713 shares of common stock, including 1,890,322 shares issuable upon receipt of pending AMEX approval (2) 97,909 shares of series ‘A’ convertible preferred stock, plus an additional 33,322 unissued series ‘A’ preferred shares accrued for issuance as dividends through September 30, 2006; and (3) stock purchase options and warrants entitling the holders to purchase up to 10,702,210 and 179,292 shares of common stock and series ‘A’ convertible preferred stock, respectively, at weighted average exercise prices of $2.36 and $3.60 per share, respectively.

Results of Operations

Exclusivity Fee Income

We had 500,000 and $1,000,000 in exclusivity fee income for our three-month and nine-month interim periods ended September 30, 2006, respectively.  These fees were paid by Rubbermaid pursuant to a Sales and Marketing Services Agreement dated March 26, 2006.  We had no exclusivity fee income for the three-month and nine-month interim periods ended September 30, 2005.  We recorded our first revenues from product sales in October 2006.

Research And Development Expenses

Research and development expenditures for our three-month interim period ended September 30, 2006 were $264,275, as compared to $365,327 for the corresponding interim period in fiscal 2005.  Research and development expenditures for our nine-month interim period ended September 30, 2006 were $692,388, as compared to $1,197,597 for the corresponding interim period in fiscal 2005.  The overall decrease in research and development expenditures for both the three-month and nine-month interim period ended September 30, 2006 was principally attributable to a lower overall amount of research and development activity during fiscal 2006 given the substantial completion of research and development activities relating to the development of our Fidelity 100 Monitor System in fiscal 2005.  An additional factor was a shift of research and development activities to internal staff from outside consultants.

General And Administrative Expenses

General and administrative expenses for our three-month interim period ended September 30, 2006 were $2,074,058, as compared to $1,382,600 for the corresponding interim period in fiscal 2005.  The primary components of general and administrative expenses for our three-month interim period ended September 30, 2006 were salaries and stock based compensation, consulting, and marketing and public relations.  The $691,458 or 50% increase in general and administrative expenses was principally attributable to a $612,637 increase in professional fees, including legal, accounting and investment banking, and a $363,734 increase in salaries and compensation expense; partially offset by a $311,799 decrease in consulting fees.

General and administrative expenses for our nine-month interim period ended September 30, 2006 were $7,441,667, as compared to $4,955,336 for the corresponding interim period in fiscal 2005.  The primary components of general and administrative expenses for our nine-month interim period ended September 30, 2006 were legal fees, general consulting fees, salaries and stock based compensation and marketing and public relations.  The $2,486,331 or 50% increase in general and administrative expenses was principally attributable to a $1,326,008 increase in salaries and compensation expense, a $670,191 increase in professional fees, including legal, accounting and investment banking; and a $355,449 increase in marketing and public relations expense, partially offset by a decrease of $628,670 in consulting fees.

Included in salaries and stock based compensation for the three-month and nine-month interim periods ended September 30, 2006 were charges of $436,612  and $1,501,066, respectively, related to the fair value of employee options which vested in those periods, with no similar expense in 2005.  These charges resulted from the implementation of a new accounting principal during the current period (see Note 2, “Basis Of Presentation And Significant Accounting Policies“ contained in the explanatory notes to our interim financial statements included with this quarterly report).

Other Income And Expense

We had net other income of $22,160 for our three-month interim period ended September 30, 2006, as compared to net other expense of $456,631 for the corresponding interim period in fiscal 2005.  The $478,791 improvement was principally attributable to the elimination of $488,130 in interest expense associated with a debenture issued and paid in fiscal 2005, partially offset by a $9,339 reduction in interest income attributable to lower cash balances.

We had net other income of $91,191 for our nine-month interim period ended September 30, 2006, as compared to net other expense of $1,151,439 for the corresponding interim period in fiscal 2005.  The $1,242,630 improvement was principally attributable to the elimination of $1,292,463 and $226,294 in interest expense and warrant repricing and other financing costs associated with a debenture issued and paid in fiscal 2005, together with a $41,873 increase in interest income attributable to higher average cash balances; partially offset by a elimination of $318,000 charge for warrant liability.

Net Loss

We incurred a net loss before preferred dividends of $1,816,173 and $7,042,864 for our three-month and nine-month interim periods ended September 30, 2006, respectively, as compared to $2,204,558 and $7,304,372 for the corresponding interim periods in fiscal 2005, respectively.  The $388,385 or 18% decrease in our net loss before preferred dividends for our three-month interim period ended September 30, 2006 was attributable to a $500,000 increase in revenues, a $478,791 increase in net other income, and a decrease of $101,052 in research and development expenditures, partially offset by a $691,458 increase in general and administrative expense.  The $261,508 or 4% decrease in our net loss before preferred dividends for our nine-month interim period ended September 30, 2006 was attributable to a $1,000,000 increase in revenues, a $1,242,630 increase in net other income, and a decrease of $505,209 in research and development expenditures, partially offset by a $2,486,331 increase in general and administrative expense.

Plan Of Operation

Our plan of operation for the twelve month period commencing October 1, 2006 is to:

•

Ramp-up commercial marketing and sales efforts with respect to our Fidelity 100 Monitor Systems.

•

Finalize design specifications for the Signalife Holter Monitor, and commence marketing this product by the end of first quarter 2007.

•

Commence design, engineering and fabrication of a pre-production proto-type for the Signalife Intracardiac Monitor by the end of fiscal 2006.

•

Commence design, engineering and fabrication of a production proto-type for the Signalife OTC Cardiac Monitor by the summer 2007.

•

Complete our pilot program with Gold’s Gym International, Inc. in which patrons of the gym at selected facilities will be tested using and Signalife’s Fidelity 100 Monitor System in order to detect and identify cardiovascular disease that could be triggered or exacerbated by exercise programs, including developing a set of test protocols and procedures will be developed to address cardiac risks inherent to exercise.

We currently have budgeted $5,885,500 in cash expenditures for the twelve month period commencing October 1, 2006, including (1) $3,435,500 to cover our projected general and administrative expenses during this period; (2) $1,661,000 for research and development activities; (3) $583,000 to cover our projected sales and marketing expenses (excluding any sales and marketing, manufacturing and fulfillment costs associated with products sold during the twelve-month period, which we anticipate would be covered by any revenues associated with such sales); and $206,000 for production expenses.  The foregoing expenditures exclude forecasted costs of good sold and direct sales costs, including sales commissions and delivery costs.

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

•

On October 31, 2006, we closed several private placements to accredited institutional investors pursuant to which we received gross proceeds of $2,500,000 from Trellus Partners, LP, an existing shareholder, and its affiliates, and $430,000 from three new shareholders through the sale of a total of 1,890,323 common shares priced at $1.55 per share, together with five-year warrants entitling the holders to purchase a total of 756,129 common shares at $2.23 per share.  As part of the transaction, we agreed to file a registration statement with the SEC within 20 days of the closing date to register the common shares sold and the common shares issuable upon the conversion of the warrants.  We further agreed to reduce the exercise price of the warrants to $1.83 per should we fail to file the registration statement on a timely basis.  Maxim Partners, LLC acted as placement agent with respect to procuring the three new shareholders, and was paid a cash commission of $32,250, or 7.5% of the proceeds raised from the new shareholders, plus five-year placement agents warrants entitling it to purchase units comprised of 27,742 common shares at $1.55 per share, plus warrants entitling it to purchase a total of 11,097 common shares at $2.23 per share.

Capital Resources Going Forward

We have approximately $4,700,000 of cash on hand as of the date of this quarterly report to fund our operations going forward.  As discussed above, our plan of operation for the twelve month period commencing October 1, 2006 is to commence our marketing and sales activities with respect to our Fidelity 100 Monitor System and Signalife Holter Monitor principally through Rubbermaid, and to continue product development activities with respect to our Signalife Intracardiac Monitor, and Signalife OTC Cardiac Monitor and Signalife Event Recorder products, and to complete our Gold’s Gym pilot project, and we have budgeted $5,885,500 in cash costs for that period.  The aforesaid budgeted costs exclude any manufacturing, sales and marketing and fulfillment costs associated with products sold during the twelve-month period, which we anticipate would generate positive cash flow after payment of such costs.  We believe that our cash on hand, together with anticipated revenues, will be sufficient to cover these anticipated expenditures.  We are also taking steps to preserve our cash, including making payments to selected service providers and employees in common shares in lieu of cash.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

We have nominal sales revenues to date and have accumulated losses since our inception.  Our continued inability to generate revenues and profits could cause us to go out of business.

We have incurred cumulative net losses before preferred dividends available to common shareholders in the amount of $28,279,779 from our inception through September 30, 2006.  We have only recently introduced our first heart monitoring product, the Fidelity 100 Monitor System, to market in March 2006, and received our first sales revenues from the sale of those products in October 2006.  We project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs for an indefinite period of time.  We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive in the near future.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

As noted in the prior risk factor, we commenced commercial marketing of our first heart monitoring product, the Fidelity 100 Monitor System, in March 2006, and further anticipate that after such introduction we will continue to be cash flow negative due to our anticipated costs exceeding our anticipated revenues for an indefinite period of time.  We believe that our currently available working capital will be sufficient to continue our business for at least the next twelve months.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

We are partially dependent upon Rubbermaid in providing our United States marketing and sales functions. Should Rubbermaid’s performance be unsatisfactory, we may not be able to replace it given the co exclusive nature of its rights to perform marketing and sales functions within the United States.  If either Signalife or Rubbermaid terminate the agreement, we would then need to develop or procure other marketing and distribution channels within the United States, which would cause delays or interruptions in our product supply and result in the loss of significant sales or customers.

In March 2006, we signed an agreement with Rubbermaid, Inc. to act as our co-exclusive (together with the company) sales and marketing agent within the United States for up to ten years for our Fidelity 100 Monitor System and our first Signalife Holter Monitor.  As a consequence, our ability to effectively market and distribute these products will be dependent in part upon Rubbermaid’s strength and financial condition, its expertise and relationships with customers, and its interest in selling and marketing our products.  Although there are performance conditions in the governing agreement, they are relatively low and easy for Rubbermaid to attain, and we would not generally be able to terminate the agreement due to lesser-than-expected performance by Rubbermaid.  If our relationships with Rubbermaid were to terminate, we would need to either develop alternative relationships or develop our own internal sales and marketing forces to continue to sell our products.  In such an event, these efforts would require significant cash and other resources that would be diverted from other uses, if available at all, and could cause delays or interruptions in our product supply to customers, which could result in the loss of significant sales or customers.

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

Our success depends to a critical extent on the continued efforts of services of our executive management team comprised of Ms. Pamela M. Bunes, our Chief Executive Officer and President, and Dr. Budimir S. Drakulic, our Vice President and Chief Technology Officer.  Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital.  Ms. Bunes is currently employed pursuant to five-year employment agreements, while Dr. Drakulic is employed as a consultant under a loan-out agreement through June 26, 2016.  None of these agreements will preclude any of these key officers from leaving the company.  We currently maintain key man life insurance policies in the amount $3 million with respect to Dr. Drakulic which will assist us in recouping some of our costs in the event of the death of that officer.

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

ARC Finance Group, LLC, which is owned and controlled by Ms. Tracey Hampton, owns a majority of our outstanding common shares and voting securities.  As a consequence of its controlling stock ownership position, ARC Finance Group retains the ability to elect a majority of our board of directors or to remove any director, and thereby controls our management.  ARC Finance Group also has the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.  ARC Finance Group actively evaluates potential modifications to our board of directors and management, and could make such modifications—or wholesale changes—at any time if deemed to be in the company’s best interest.

The sale of a large amount of common shares held by our shareholders or our executive officers or directors, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

There are a substantial number of common shares either currently outstanding or acquirable upon exercise of common share purchase options or warrants that may be freely sold on the public markets.  Specifically, we have previously registered under a form S-8 registration statement (1) approximately 3,800,000 common shares issuable upon the exercise of common share purchase options previously granted to selected officers, directors, consultants and advisors under our 2002 Stock Plan, and (2) approximately 5,800,000 shares reserved for prospective issuance to selected officers, directors, employees, consultants and advisors under our 2006 Omnibus Equity Compensation Plan.  We have also registered for sale a large number of shares previously purchased by investors, and/or acquirable by investors upon their exercise of previously granted common share purchase warrants.  We have also registered for sale 3,500,000 common shares held by our controlling shareholder, ARC Finance Group, LLC, to provide it with a mechanism to sell such shares on the public market should it decide to do so in view of its apparent ineligibility to sell those shares under the Rule 144 safe harbor under current SEC interpretations.  We understand that ARC Finance Group has continuously sold and plans to continue to sell shares under that registration statement, both directly under 10b-5 plans it has established or indirectly through independent trustees under blind trusts it has established, and believe that a large number of these shares remain available for sale.  A large number of our shares, both registered and unregistered, may also be sold under available resale exemptions under the federal securities laws, including Rule 144 (albeit subject to volume limitations in the case of shares held by affiliates or restricted stock held for less than two years).  We anticipate that a substantial number of the aforesaid registered and unregistered shares, whether currently held or acquired in the future by way of grant or exercise of common share purchase options or warrants, will be sold on the public markets for a number of reasons, including the need to satisfy income tax liabilities, the need to cover the purchase price of option and warrant exercises, or decisions predicated on market conditions.

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

There are currently outstanding as of November 8, 2006, (1) 97,909 series ’A’ preferred shares (plus an additional 32,322 unissued series ‘A’ preferred shares accrued as dividends for issuance through September 30, 2006), each convertible into one common share at the conversion rate of $3 per share, and (2) share purchase options and warrants entitling the holders to purchase 10,802,210 and 179,292 common shares and series ‘A’ preferred shares, respectively, at weighted average exercise prices of $2.36 and $3.60 per share, respectively.  Included in these share purchase options are a large number granted to directors, officers, employees and consultants that are subject to vesting conditions.  In the event of the conversion or exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares.  In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their conversion or exercise of these securities.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 common and 10,000,000 “blank check” preferred shares.  After taking into consideration our common and series ‘A’ preferred shares outstanding or accrued for issuance as of November 8, 2006, we will be entitled to issue up to 58,161,287 additional common shares and 9,868,768 additional preferred shares.  Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

On March 30, 2006, a complaint was filed in the Los Angeles County Superior Court against Signalife, each of its current directors, ARC Finance Group, LLC, Tracy Hampton-Stein, Mitchell Stein, and Atlas Stock Transfer Corporation, entitled Marvin Fink, individually, and Marvin Fink as Trustee of the Fink Family Trust, Plaintiffs, vs. Signalife, Inc., et al, Defendants.  In the complaint, Mr. Fink alleges various causes of action including, without limitation, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, deceit, fraud, and negligence, and seeking damages and a mandatory injunction forcing Signalife to accept a legal opinion letter from Mr. Fink's legal counsel and to remove a restrictive legend from his Signalife common shares.  The gravamen of the complaint is that the defendants induced Mr. Fink to enter into an employment agreement with Signalife in 2002 providing for payment of compensation in the form of 2,100,000 shares of restricted stock, but have since refused to remove the restrictive legend from the shares to allow Mr. Fink to sell the shares on the public market under SEC Rule 144.  Signalife believes that Mr. Fink's claims are without basis and is vigorously defending the action.  On May 30, 2006, the company and other defendants filed Demurrers and Special Motions to Strike attacking each cause of action and the complaint as a whole as legally deficient and lacking in evidentiary support, and seeking dismissal of the action in its entirety on this and other grounds.  A Motion to Quash challenging personal jurisdiction was also filed on behalf of certain of the individual defendants, which the Court granted, resulting in dismissal of four of the named defendants.  Subsequently, plaintiffs filed a First Amended Complaint ("FAC"), to which defendants filed renewed Demurrers and Special Motions to Strike.  At a hearing held on September 1, 2006, the Court denied defendants' Special Motions to Strike, and granted in part and denied in part the Demurrers, with leave to amend.  Defendants filed a Notice of Appeal of the Court's ruling denying their Special Motions to Strike which has resulted in a stay of the lawsuit pending the appeal.  Based upon certain actions of Mr. Fink the company is currently investigating, the company shall seek a determination or shall use self-help to issue a stop transfer notification on all of Mr. Fink’s shares for fraud and breach of contract.  As of the date of this filing, neither of these remedies have been pursued yet by the company.

CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales Of Unregistered Equity Securities

Since January 1, 2006, we have sold or issued the following securities not registered under the Securities Act of 1933 the issuance or grant of which we have not previously reported either on a quarterly report on form 10-QSB or a current report on form 8-K1:

Rule 506

The offer and sale of the securities in each offering described below was exempt from the registration requirements of the Securities Act under SEC Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act (or in the case of common share purchase options or warrants issued as compensation for the provision of prospective services, are anticipated to be so exempt upon the earning or vesting of such options or warrants) insofar as:  (1) except as stated above, each of the investors was accredited within the meaning of Rule 501(a); (2) pursuant to Rule 506(b)(2)(i), there were no more than 35 non-accredited investors in the offering; (3) pursuant to Rule 506(b)(2)(ii), each purchaser in the offering who was not accredited either alone or with his purchaser representative had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risk of the investment, or the company reasonably believed immediately prior to making the sale that such investor came with this description; (4) no offers or sales under the offering was effected through any general solicitation or general advertising within the meaning of Rule 502(c); and (5) the transfer of the securities in the offering were restricted by the company in accordance with Rule 502(d).  Except as stated below, no underwriting discounts or commissions were payable with respect to any of the offerings..

•

On August 24, 2006, we entered into an amendment to our investor relations agreement American Capital Ventures, Inc. pursuant to which American Capital Ventures would provide additional services over a six-week period in connection with preparing promotional materials for our athlete wellness program, while deferring compensation for approximately three months with respect to performance of the initial services under the agreement.  As partial compensation for the additional services, we agreed to pay to American Capital Ventures the following additional equity compensation:  (1) a total of 29,340 restricted common shares payable in installments over the consulting period; and (2) stock purchase options entitling American Capital Ventures to purchase 100,000 common shares at $3.01 per share, reflecting the market price for the shares as of the date of the agreement.  We valued the 29,340 shares granted at $61,465.  On November 2, 2006, following non-performance by American Capital Ventures, we determined that the aforesaid transaction, as amended, was not valid or legally enforceable at inception, to which American Capital Ventures concurred.  As a consequence, we cancelled all common shares and options issued to American Capital.

•

On April 15, 2006, we issued to a director, Ms. Pamela M. Bunes, as compensation for further serving on our board of directors, options to purchase 28,000 common shares at $3.11 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing July 15, 2006, and lapse if unexercised on April 15, 2011, subject to

1

Please note that we are including the grant of common share purchase options or warrants issued as compensation for the provision of prospective services that are subject to vesting conditions before they may be exercised, and accordingly will not again report the earning or vesting at any applicable later date.  These securities are not technically deemed sold under the federal securities laws, and therefore are not technically subject to this disclosure, except until and to the extent they become earned and exercisable. Nevertheless, in order to avoid confusion resulting from the reporting of numerous options and warrants on an incremental basis as they become earned and vested, we are electing to report these options or warrants in advance in anticipation of reliance upon the exemption from registration that will apply at such time of earning and vesting, subject to our registration of those securities prior to that date.

acceleration and forfeiture provisions.  We valued the grant at $32,922 for financial statement purposes using the Black-Scholes model.

•

On April 18, 2006, we issued to a director, Mr. Rodney Hildebrandt, as compensation for further serving on our board of directors, options to purchase 28,000 common shares at $3.05 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing July 18, 2006, and lapse if unexercised on April 18, 2011, subject to acceleration and forfeiture provisions.  We valued the grant at $32,287 for financial statement purposes using the Black-Scholes model.

•

On June 6, 2006, we issued to a director, Mr. Lowell T. Harmison, as compensation for further serving on our board of directors, options to purchase 28,000 common shares at $2.36 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing September 6, 2006, and lapse if unexercised on June 6, 2011, subject to acceleration and forfeiture provisions.  We valued the grant at $25,261 for financial statement purposes using the Black-Scholes model.

•

On June 6, 2006, we issued to a director, Mr. Rowland Perkins, as compensation for serving on the audit committee of our board of directors, options to purchase 10,000 common shares at $2.36 per share, reflecting the fair market value of the shares as of that date.  One-half of these options vested upon grant, reflecting prior service on the committee since November 1, 2005, while the balance vest in two equal installments on August 1, 2006 and November 1, 2006, subject to acceleration and forfeiture provisions.  We valued the grant at $9,022 for financial statement purposes using the Black-Scholes model.

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

•

On June 26, 2006, we agreed with extend the loan-out agreement with B World Technologies pursuant to which Dr. Budimir Drakulic provides his services as our Chief Technology Officer for a period of ten years until June 26, 2016, subject to our review of compensation payable to B World Technologies.  On October 2, 2006, upon review of the aforesaid compensation provisions, we granted to B World Technologies an additional 350,000 common shares outright, and also granted it options entitling it to purchase an additional 300,000 common shares at $6 per share.  These options vest on October 2, 2008, and lapse, if not exercised, on October 2, 2011.  We also agreed to grant to B World Technologies an additional 200,000 common shares on October 2, 2008 in the event that Dr. Drakulic is then employed, and the price for our common shares is at least $3 per share, provided that if the total value of such shares as of such date exceeds $750,000, then such lesser number of shares shall be granted with a value of $750,000.  We valued the initial grant of 350,000 common shares at $672,000 as of the date of grant.  We valued the grant of options at $119,884 for financial statement purposes using the Black-Scholes model.

•

On July 29, 2006, we issued to a director, Ms. Norma Provencio, as compensation for further serving on our board of directors, options to purchase 28,000 common shares at $2.76 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing October 29, 2006, and lapse if unexercised on July 29, 2011, subject to acceleration and forfeiture provisions.  We valued the grant at $29,543 for financial statement purposes using the Black-Scholes model.

•

On August 8, 2006, we issued to a director, Ms. Norma Provencio, as compensation for further serving as the chairman of the audit committee of our board of directors, options to purchase 30,000 common shares at $2.76 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 8, 2006, and lapse if unexercised on August 8, 2011, subject to acceleration and forfeiture provisions . We valued the grant at $30,602 for financial statement purposes using the Black-Scholes model.

•

On August 8, 2006, we issued to each of two directors, Ms. Jennifer Black and Mr. Rowland Perkins, as compensation for further serving on the audit committee of our board of directors, options to purchase 28,000 common shares at $2.76 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 8, 2006, and lapse if unexercised on August 8, 2011, subject to acceleration and forfeiture provisions.  We valued the grant at $29,279 for financial statement purposes using the Black-Scholes model.

•

On August 8, 2006, we issued to each of three directors, Mr. Rowland Perkins, Mr. Ellsworth Roston, and Ms. Jennifer Black, as compensation for further serving on the compensation committee of our board of directors, options to purchase 5,000 common shares at $2.76 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 8, 2006, and lapse if unexercised on August 8, 2011, subject to acceleration and forfeiture provisions.  We valued the grant at $5,856 for financial statement purposes using the Black-Scholes model.

Rule 505

The offer and sale of the securities in each offering described below was exempt from the registration requirements of the Securities Act under SEC Rule 505 of Regulation D promulgated under Section 3(b) of the Securities Act (or in the case of common share purchase options or warrants issued as compensation for the provision of prospective services, are anticipated to be so exempt upon the earning or vesting of such options or warrants) insofar as:  (1) except as stated below, none of the investors in the offering are to the company’s knowledge accredited within the meaning of Rule 501(a); (2) pursuant to Rule 505(b)(2)(i), the aggregate offering price for the offering did not exceed $5,000,000, less the offering price of all securities sold within the twelve months preceding the start of and during the offering of securities under Rule 505 or in reliance upon any exemption under Section 3(b) of the Securities Act of 1933 or in violation of Section 5 of the Securities Act of 1933; (3) pursuant to Rule 505(b)(2)(ii), there were no more than 35 non-accredited investors in the offering; (4) no offers or sales under the offering was effected through any general solicitation or general advertising within the meaning of Rule 502(c); and (5) the transfer of the securities in the offering were restricted by the company in accordance with Rule 502(d).  Except as stated below, no underwriting discounts or commissions were payable with respect to any of the offerings.

•

On May 1, 2006, we issued to an employee options to purchase a total of 10,000 common shares at $2.87 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of one year commencing May 31, 2006, and lapse if unexercised on May 1, 2011, subject to acceleration and forfeiture provisions.  We valued the grant at $10,850 for financial statement purposes using the Black-Scholes model.

•

On May 29, 2006, we issued to a new employee as an inducement grant options to purchase a total of 50,000 common shares at $2.19 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of two years commencing August 19, 2006, and lapse if unexercised on May 29, 2011, subject to acceleration and forfeiture provisions.  We valued the grant at $41,860 for financial statement purposes using the Black-Scholes model.

•

On May 29, 2006, we issued to a new employee as an inducement grant options to purchase a total of 60,000 common shares at $2.19 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of one year commencing August 19, 2006, and lapse if unexercised on May 29, 2011, subject to acceleration and forfeiture provisions.  We valued the grant at $50,232 for financial statement purposes using the Black-Scholes model.

•

On June 1, 2006, we issued to two employees options to purchase a total of 100,000 common shares at $2.36 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of two years commencing September 1, 2006, and lapse if unexercised on June 1, 2011, subject to acceleration and forfeiture provisions.  We valued the grant at $90,218 for financial statement purposes using the Black-Scholes model.

•

On June 6, 2006, we issued to an employee options to purchase a total of 50,000 common shares at $2.35 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of one year commencing September 6, 2006, and lapse if unexercised on June 6, 2011, subject to acceleration and forfeiture provisions.  We valued the grant at $44,918 for financial statement purposes using the Black-Scholes model.

•

On July 14, 2006, we issued to an employee options to purchase a total of 12,500 common shares at $2.36 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of four years commencing October 14, 2006, and lapse if unexercised on July 14, 2011, subject to acceleration and forfeiture provisions.  We valued the grant at $12,875 for financial statement purposes using the Black-Scholes model.

•

On August 15, 2006, we issued to an employee options to purchase a total of 50,000 common shares at $2.39 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of four years commencing November 15, 2006, and lapse if unexercised on August 15, 2011, subject to acceleration and forfeiture provisions.  We valued the grant at $61,145 for financial statement purposes using the Black-Scholes model.

•

On September 16, 2006, we issued to an employee options to purchase a total of 15,000 common shares at $2.09 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of two years commencing January 1, 2007, and lapse if unexercised on September 16, 2011, subject to acceleration and forfeiture provisions.  We valued the grant at $12,875 for financial statement purposes using the Black-Scholes model.

Use Of Proceeds Of Registered Offerings

Not Applicable.

Repurchases Of Equity Securities

During the three-month interim period ended September 30, 2006, we did not repurchase any equity securities.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on August 8, 2006.  At that meeting our shareholders passed the following resolutions by the following votes in person or by proxy:

•

To re-elect Pamela M. Bunes, Rodney Hildebrandt, Ellsworth Roston, Lowell T. Harmison, Jennifer Black, Norma Provencio and Jennifer Black as directors by votes of 24,856,060 shares in favor, 0 shares against, and 28,400 shares abstaining, respectively, representing the approval of each director by 99.9% of the shares entitled to vote with respect to each director.

•

To ratify the appointment of Elliott Davis, LLC, to serve as our independent auditors for our pending fiscal year which will end December 31, 2006 by a vote of 24,855,361 shares for, 48 shares against, and 29,051 shares abstaining, representing the approval of 99.9% of the shares entitled to vote.

OTHER INFORMATION

Matters Not Previously Reported On Form 8-K

None.

Voluntary Reports

Not Applicable.

Material Changes To Director Nominee Procedures

Not Applicable.

EXHIBITS

5.1

Form of Common Stock Purchase Warrant dated October 16, 2006 granted to Trellus Partners, LP, Trellus Partners II, LP and Trellus Offshore Fund Ltd. *

5.2

Form of Common Stock Purchase Warrant dated October 31, 2006 granted to Nite Capital, LP, Otago Partners, LLC, and Landmark Charity Foundation *

10.1

Common Stock Purchase Agreement dated October 16, 2006 between Signalife, Inc. and Trellus PartnersI, LP, Trellus Partners II, LP and Trellus Offshore Fund Ltd., Nite Capital, LP, Otago Partners, LLC, and Landmark Charity Foundation *

10.2

Form of Registration Rights Agreement dated October 16, 2006 between Signalife, Inc. and Trellus Partners, LP, Trellus Partners II, LP and Trellus Offshore Fund Ltd. *

10.3

Form of Registration Rights Agreement dated October 31, 2006 between Signalife, Inc. and Nite Capital, LP, Otago Partners, LLC, and Landmark Charity Foundation*

31.1

Section 302 Certification of Principal Executive Officer*

31.2

Section 302 Certification of Principal Financial Officer*

32.1

Section 906 Certification of Chief Executive Officer*

32.2

Section 906 Certification of Chief Financial Officer*

*

Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Greenville, South Carolina, this 10th day of November, 2006.

SIGNALIFE, INC.
By:	/s/ Pamela M. Bunes
Pamela M. Bunes Chief Executive Officer and President (principal executive officer)
By:	/s/ Kevin F. Pickard
Kevin F. Pickard Interim Chief Financial Officer (principal accounting and financial officer)