Form 10KSB
period 2006-12-31
SIGNALIFE, INC.
filed 2007-04-02
CIK 810365

04/02/2007">

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10–KSB

_________________

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
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
(Registrant’s telephone number)

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

The issuer’s revenues for its most recent fiscal year (fiscal 2006) were $190,170.

The aggregate market value of the issuer’s voting and non-voting common equity held by the issuer’s non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days, was:  $31,875,271 as of March 27, 2007.

The number of shares outstanding of each of the issuer’s classes of stock as of as of March 27, 2007, the latest practicable date, was 44,945,855 shares of common stock (voting common equity) and 97,909 shares of series ‘A’ convertible preferred stock (voting preferred equity), excluding accrued but unissued dividends

Documents Incorporated By Reference

The issuer has not incorporated by reference into this annual report: (1) any annual report to the issuer’s securities holders, (2) any proxy or information statement, or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act.

Transitional small business disclosure format (check one):   Yes    ☐   No   ☒

Table Of Contents

BUSINESS

4

Overview

4

Recent Corporate History

4

Description Of Heart Monitor Systems And ECGs

5

Description Of Current Products

7

Description Of Products In Development Or Investigative Stage

8

Competitive Advantages And Marketing Strategy

10

Description of Signal Technologies; Evaluative Studies

11

Market And Competition

12

Marketing And Distribution Strategy

13

Manufacturing Capacity

14

Research And Development

14

Regulatory Overview

14

Patents And Licenses

17

Costs And Effects Of Compliance With Environmental Laws

18

Subsidiaries

18

Employees

18

PROPERTIES

19

FINANCIAL STATEMENTS AND SUMMARY FINANCIAL DATA

19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

20

General

20

Overview

20

Results of Operations

21

Plan Of Operation

22

Capital Resources

23

Critical Accounting Policies

25

Recent Accounting Pronouncements

26

UNCERTAINTIES AND RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

27

Risks Relating To An Investment In Our Securities

31

LEGAL PROCEEDINGS

34

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

36

MARKET PRICE OF AND DIVIDENDS ON OUR COMMON SHARES AND RELATED STOCKHOLDER MATTERS

36

Description Of Market

36

Dividend Policy And Restrictions On Payment Of Dividends

36

Repurchases Of Equity Securities

37

Recent Sales Of Unregistered Securities

37

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

37

PRINCIPAL ACCOUNTANT FEES AND SERVICES

37

CONTROLS AND PROCEDURES

38

Evaluation Of Disclosure Controls And Procedures

38

Changes In Internal Control Over Financial Reporting

38

DIRECTORS AND EXECUTIVE OFFICERS

38

EXECUTIVE COMPENSATION

39

OWNERSHIP OF OUR SECURITIES BY BENEFICIAL OWNERS AND MANAGEMENT

39

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

39

CODE OF ETHICS

39

OTHER INFORMATION

39

-i-

EXHIBITS

39

FINANCIAL STATEMENTS   YEARS ENDED DECEMBER 31, 2006 AND 2005

44

Report Of Independent Registered Public Accounting Firm

F-1

Balance Sheet

F-2

Statements Of Operations

F-3

Statements Of Stockholders’ Equity

F-4

Statements Of Cash Flows

F-7

Notes To Financial Statements

F-9

SIGNATURES OF EXECUTIVE OFFICERS AND DIRECTORS

55

-ii-

ADVISEMENTS

The information set forth in the section of this annual report captioned “Business” is current as of March 27, 2007, unless an earlier or later date is indicated in that section.  The information set forth in the sections of this annual report other than “Business” is current as of December 31, 2006, unless an earlier or later date is indicated in those sections.

We sometime refer to our common stock, par value $0.001 per share, our “blank check” preferred stock, par value $.001 per share, and our designated series ’A’ convertible preferred stock, par value $0.001 per share, in this annual report as our “common shares”, “preferred shares”, and “series ’A’ preferred shares”, respectively.

On April 11, 2003, we effected a split in our common shares on a 3:1 forward basis through the mechanism of a stock dividend.  Whenever we make any reference in this annual report to the grant or issuance of common shares or options or warrants to purchase common shares, such reference shall, for comparison purposes, be made in reference to post-split numbers and, in the case of options and warrants, post-split exercise prices, unless we state otherwise.

In this annual report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results.  These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances.  You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions.  When reading any forward looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:  (1) whether or not a market for our various heart monitoring devices and services develops and physicians, patients, insurance companies and government and other third-party reimbursement agents accept those products and services and, if a market develops, the pace at which it develops; (2) our ability to successfully sell our various heart monitoring devices and services to the extent a market develops; (3) our ability to attract the qualified personnel to implement our growth strategies; (4) our ability to develop sales, marketing and distribution capabilities for our biomedical devices and services, either internally or through outside contractors or partners; (5) the success of our research and development activities in developing additional heart monitoring devices and other biomedical devices using our proprietary technologies, and our ability to obtain federal or state regulatory approvals governing those biomedical products and services; (6) the accuracy of our estimates and projections; (7) our ability to fund our short-term and long-term financing needs; (8) changes in our business plan and corporate strategies; and (9) other risks and uncertainties discussed in greater detail in the sections of this annual report, including those captioned “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and “Uncertainties And Risk Factors That May Affect Our Future Results And Financial Condition”.

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

-iii-

BUSINESS

Overview

Signalife, Inc. (“Signalife”, “we,” “us,” “our” and similar terms) is a medical device company focused on researching, developing and marketing medical devices which monitor and measure physiological signals in order to detect diseases that impact an individual’s health.  Physiological signals are small bioelectrical signals generated by the body.  Our initial product is a patient module used as part of a heart monitor system to acquire, amplify and process physiological signals associated with an patient’s cardiovascular system.  Heart monitor systems are used, among other things, by heart specialists known as cardiologists to collect physiological data for electrocardiogram or “ECG” tests for the purpose of detecting and identifying cardiovascular disease.  Our patient module operates using a proprietary and patented “amplification” technology which provides the capability to enlarge and process the physiological signals to discriminate them from ambient or background electromagnetic noise and to facilitate the examination of the signal data for diagnostic purposes.

Our corporate offices are located at 531 South Main Street, Suite 301, Greenville, South Carolina 29601.  Our telephone number is (864) 233-2300.

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

The principal component of the Signal Technologies is a patented “amplification” technology which was originally invented by our Chief Technology Officer, Dr. Budimir S. Drakulic.  The underlying patent covers methods of discriminating different biomedical signals from ambient electromagnetic noise.  Also included in the Signal Technologies was an assignment of a license agreement dated December 9, 1993 between Dr. Drakulic and Teledyne Electronic Technologies (“Teledyne”) pursuant to which Dr. Drakulic granted a limited license to that company to manufacture electroencephalogram or “EEG” monitor products based upon an early version of the amplification technology.  This early version amplifier is also currently used by the National Institute of Health as well as companies such as Titan Systems and Teledyne, Inc. for purposes of monitoring different physiological signals.  This license agreement specified that Dr. Drakulic retained ownership of the original patent and underlying technology and the right to use technology to develop new products as long as they would not infringe on Teledyne’s licensed products. Dr. Drakulic has since received a letter from Teledyne acknowledging that the use of the technology for our proposed heart monitor systems does not infringe on Teledyne’s licensed products.  Concurrent with our acquisition of the Signal Technologies, we obtained Dr. Drakulic’s services as our Chief Technology Officer to lead our product development efforts.

ARC Finance Group is a Delaware limited liability company formed in May 2002 which is owned and controlled by Ms. Tracey Hampton.  In or about May 2002, ARC Finance Group entered into an understanding with Dr. Drakulic pursuant to which it would fund informal proof-of-concept activities and product development costs to be incurred by Dr. Drakulic in order to establish to the satisfaction of ARC Finance Group the potential of the “Signal Technologies” for ECG applications, and would also pay other expenses of Dr. Drakulic, in exchange for the rights to acquire and market the Signal Technologies.  Pursuant to that understanding, ARC Finance Group funded these activities and costs in the amount of $78,023 during the summer of 2002, and acquired the Signal Technologies from Dr. Drakulic when it became satisfied that the Signal Technologies could be applied for ECG applications.  Following its acquisition of the Signal Technologies, ARC Finance Group sought a third-party company to license or acquire the Signal Technologies for its commercial development, leading to our acquisition of the Signal Technologies from ARC Finance Group.  Since that acquisition, ARC Finance Group has remained a holding company for an investment in our company.  ARC Finance Group’s only investments and sources of revenue and business activity to date relates to Signalife.  There is no past or current relationship between ARC Finance Group and Titan Systems or Teledyne Inc.

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

The production version of our Model 100 Module was originally designed, engineered, fabricated and tested by Battelle Memorial Institute, Health and Life Sciences, pursuant to a research and development services agreement completed by Battelle Memorial Institute in December 2004.  Battelle Memorial Institute is a global science and technology enterprise that designs, develops and commercializes technology and manages laboratories for customers. The pre-production model of our Model 100 Module, which was completed by Battelle Memorial Institute in December 2004, was tested and determined to comply with all applicable performance, safety, environmental and regulatory standards, including the United States Food And Drug Administration (“FDA”)-recognized consensual American National Standards Institute/Association for the Advancement Of Medical Instrumentation (“ANSI/AAMI”) EC-38 industry standards for ambulatory ECG devices, Federal Communications Commission (“FCC”) requirements for Human Exposure to Radiofrequency (RF), the FDA-recognized consensual industry standards for electromagnetic compatibility for medical devices (EMC), the FDA-recognized IE 60601-1 international safety standard relating to medical electrical equipment, and the FDA's Quality System Regulations.  These testing results also satisfied our obligation under our abbreviated 510(k) submission to have supporting data in our files before marketing the Model 100 Module as part of the Model 100 Monitor System.  The Model 100 Module also complies with ANSI/AAMI EC-11 and EC-13 ECG standards to the extent they relate to non-diagnostic features and alarm functions for stationary (non-ambulatory) ECG devices.

Fidelity 100 Monitor System

We are currently marketing our first heart monitoring “system” using our Model 100 Module—the Fidelity 100 Monitor System.  This system is an integrated system in which our Model 100 Module collects, processes and amplifies ECG signals from that patient through a set of twelve electrode lead sets provided with the system, and then wirelessly transmits that signal to a nearby personal computer provided with the system.  The signals are then displayed on a computer monitor and can be printed on a printer provided with the system for analysis by the cardiologist.

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

Since the completion of our first production proto-types of the Model 100 Module in December 2004 as discussed above, we have conducted and as of the end of fiscal 2005 completed user preferences studies to identify performance, usability and aesthetic aspects of our module and to select the various ancillary equipment to be used as part of the system, while finishing development of our proprietary ECG signal printing software and arranging contract manufacturing sources.  Upon commencement of contract manufacturing activities in December 2005, we placed later-generation models to several cardiologists, hospitals, clinics and research institutions who expressed an interest in using and testing our system with the ultimate objective of purchasing the product.  We formally initiated marketing of the Fidelity 100 Monitor System by presenting the system at the annual meeting of the American College of Cardiology held at Atlanta, Georgia, from March 12-14, 2006, and received our first orders for this product in October 2006.

Holter Monitor

The Model 100 Module was originally created as an ambulatory Holter device (the “Signalife Holter Monitor”), pursuant to which ECG data relating to arrhythmia and other transient heart disease is acquired, processed, amplified and stored in a computer storage chip contained in the Model 100 Module over a period of 24 to 48 hours while the patient carries out his or her daily activities away from the physicians’ office or hospital.  The signal data can be either stored on a storage chip contained in the device and downloaded by the physician at a later date when the patient returns to the physician’s office, or transmitted to a patient monitoring center that will forward the data or otherwise make it available to the physician over the Internet.  We have already received FDA 510(k) clearance for this product.  While a commercial version of the Signalife Holter Monitor is essentially completed, we are still evaluating which third-party software we will use with this product to scan the processed data.  We have extended a right of first negotiation to an industry partner to distribute the Signalife Holter Monitor, and for this purpose are presently arranging evaluative tests of the Signalife Holter Monitor through a nationally-known research hospital, and will not commence marketing the product until the completion of these tests and negotiations.  We anticipate that we will commence marketing the Signalife Holter Monitor by the end of fiscal 2007.

Description Of Products In Development Or Investigative Stage

Fidelity 200 Event Recording System

We have completed a pre-production version and successfully tested a non-prescription over-the-counter event recording system (the “Signalife Fidelity 200 Event Recording System”), and are currently designing, engineering and fabricating a production version of this product.  This product incorporates our proprietary physiological signal acquisition and amplification technology to the non-prescription over-the-counter market.

The Signalife Fidelity 200 Event Recording System is a credit-card sized single-lead heart monitoring device which can be used as a non-prescription early-detection device by patients who desire to independently monitor their condition by recording and transmitting an ECG signal to a 24-hour monitoring center via a telephone phone line. At the onset of an event that will be recorded, a patient holds the event recorder to his/her chest, presses the “record” button, and records up to a 45-second event.  The event recorder will be capable of storing up to six, 45-second recordings before transmission must take place.  To evaluate recorded data, the patient calls the monitoring center and upon verbal communication with receiving station personnel, positions the monitor over the telephone mouthpiece, and starts the transmission by pressing the “play” button. Data is then transmitted to the monitoring center and can be immediately evaluated by a qualified ECG technician, cardiac nurse or cardiologist.

We anticipate that this product would be sold to consumers through retail outlets such as drug stores, retail pharmacies, and major retail discount chains.  We plan on applying for FDA 510(k) clearance for this product as a class II medical device in the second quarter of fiscal 2007.  We anticipate that the production version will be completed, FDA clearance or approval received, and that we will commence marketing this product by the end of fiscal 2007.  We are currently in preliminary negotiations with an industry partner relative to the distribution of the Signalife Fidelity 200 Event Recording System, and also investigating monitoring centers.

Cardiac Vest

In conjunction with the Champ Car World Series, the North America-based formula-one style auto racing circuit, we have tested a new variant of a patient vest containing proprietary electrodes to be used with our monitors previously under development by Signalife (the “Signalife Cardiac Vest”).  We believe that our Cardiac Vest may provide a better signal in an ambulatory setting than currently-available FDA-cleared or approved electrode/wire sets since the vest, as conceived, would ensure that the electrodes remained affixed to the body in the correct location throughout the monitoring period.  We also believe that our Cardiac Vest will be more convenient and comfortable for a patient, particularly since it can be easily put on or removed, the electrodes do not need to be attached to the skin using leads and gels currently used for ambulatory recording devices, and there is no loose wiring.  The design is planned to allow a patient to use the vest on a 24/7 basis for extended periods of time, being removed only intermittently for showers, etc.

The Signalife Cardiac Vest is an extremely lightweight, close-fitting vest or undergarment made of stretchable material in which the electrodes are stitched into the fabric.  Working with cardiologists, we successfully tested the vest during fiscal 2006 in the Champ Car Series, in which selected race-car drivers would wear the vest during races, and the data collected would be transmitted wirelessly to a modified Model 100 monitor using telemetry.  It should be noted that in spite of harsh and noisy racing conditions, we were able to precisely measure ECG signals using the Cardiac Vest and our Model 100 monitor, demonstrating the efficacy of each.  We are currently in the process of investigating issues relating to the commercial production of the Cardiac Vest, and have entered into preliminary discussions with an industry partner relative to the prospective distribution of this product for both typical ambulatory purposes as well as for athletic applications.  Should we proceed with the product, we will need to first procure the necessary FDA approval or clearance for the vest.  At this point we are still investigating the commercial viability of this product, including both the athletic market and the general ambulatory market.  We can give you no assurance that we will be successful in marketing the Signalife Cardiac Vest at all or within any estimated timeframes or costs, or in procuring FDA approval or clearance for this product, or in fabricating and manufacturing durable, reliable and competitively priced versions of this product.

Intracardiac Monitor

We have completed a pre-production version of a proto-type intracardiac ECG monitor (the “Signalife Intracardiac Monitor”), and are currently designing, engineering and fabricating a production version of this product.  We previously successfully tested a proto-type version of this product at the Electrophysiology Laboratories at the Cleveland Clinic Heart Center as was reported in a poster presentation at the Heart Rhythm Society in Boston in May 2006.  The Signalife Intracardiac Monitor applies our proprietary physiological signal acquisition and amplification technology to read intracardiac signals procured from intracardiac catheter products.  An intracardiac catheter is a flexible tube that is inserted through a vein in the leg and fed into the heart.  The catheter is equipped with electrodes which allows the signal to be recorded within the heart, and the catheter data is transmitted to the monitor, which allows the physician to evaluate cardiac function, including arrhythmia, or irregular heartbeat.  These readings are beneficial in that they measure signals directly from the heart, as opposed to signals read from the surface of the body as is typical in the ordinary application of heart monitors.  Given our immediate focus on marketing and distributing our Fidelity 100 Monitor System and introducing our Signalife Holter Monitor and Signalife Fidelity 200 Event Recording System to market, and the complexities involved in designing, engineering and fabricating a production version of this product, we do not anticipate that we will complete this step until fiscal 2008 at the earliest.

Patient Monitoring Centers

Signalife has previously considered in the longer term developing, acquiring or entering into joint venture, licensing or other collaborative arrangements with patient monitoring centers that would work in conjunction with our products and with certain monitoring capabilities which we have internally established.  Signalife’s involvement with patient monitoring centers would enable us to receive a continuous stream of revenues from monitoring devices we sell, which would allow us to substantially enhance our revenues from the initial sale of such devices.

Patient monitoring centers are typically used in ambulatory settings, where a patient wears a Holter monitor or an event recorder over an extended period of time while performing his or her daily activities away from the physicians’ office or hospital, and the data from the Holter monitor or event recorder is transmitted to the monitoring center either by telephone or the Internet.  The data is then transferred or made available to the cardiologist.

We would likely expand the services offered by our patient monitoring centers to include mobile outpatient monitoring using either our Signalife Fidelity 200 Event Recording System or a telemetry-based version of Signalife Holter Monitor in conjunction with our Cardiac Vest.  At this point we are evaluating the feasibility of this project with a nationally-known research hospital which has indicated an interest in some form of participation with the company on this project.

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

Given our immediate focus on marketing and distributing our Fidelity 100 Monitor System and introducing our Signalife Holter Monitor and Signalife Fidelity 200 Event Recording System to market, we do not anticipate that we actively pursue the data collection and other activities necessary to further this product until fiscal 2008 at the earliest.

Competitive Advantages And Marketing Strategy

As discussed in “Description Of Signal Technologies; Evaluative Studies” below, Signalife believes that the Signal Technologies afford our ECG monitoring devices the ability to amplify and discriminate physiological signals in all settings, notwithstanding the existence of electromagnetic ambient noise from other sources, and in all frequency ranges, including lower-amplitude physiological signals associated with those in the lower and upper portions of the full 0.05 to 150 Hz frequency range associated with transient heart diseases.  Based upon these beliefs, Signalife is marketing or will market our ECG devices as follows:

•

In the case of clinical settings where resting ECGs are typically taken, Signalife is promoting the ability of our ECG devices to allow the patient to walk around the facility or on a treadmill while the ECG is being taken, thereby allowing the physician to better identify transient heart diseases.  Since competitive resting ECG devices do not presently have this ability, this should lend our ECG devices a clear competitive advantage over traditional resting ECG devices.

•

In certain clinical resting settings where there is a high incidence of electromagnetic interference, such as in surgical suites, Signalife is promoting the ability of our ECG devices to provide clear and accurate signal data that is not adversely affected by the electromagnetic interference.

•

In the case of ambulatory settings, where a patient wears a Holter monitor or event recorder for an extended period of time while performing his or her daily activities away from the physicians’ office or hospital, Signalife is promoting the ability of our ECG devices to amplify and discriminate physiological signals in the lower-amplitude physiological signals associated with those in the lower and upper portions of the full 0.05 to 150 Hz frequency range associated with transient heart diseases.  Since competitive ambulatory ECG devices do not presently have this ability, this should lend our ECG devices a clear competitive advantage.

•

In the case of exercise or stress settings, Signalife is promoting the ability of our ECG devices to provide clear signal data that does not need to be filtered and processed by computer software to eliminate electromagnetic noise, addressing the reliability issues arising from the use of such programs.

•

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

Description of Signal Technologies; Evaluative Studies

Our patient modules operate using the Signal Technologies.  The Signal Technologies are a patented amplification technology originally developed by our Chief Technology Officer, Dr. Budimir S. Drakulic, to address the electrical interference or “noise” issue during physiological recordings.  In an effort to explore ways to accurately and objectively monitor pilot performance, the United States Air Force desired to record a pilot’s neurological brain responses, consisting of tiny electrical impulses generated by the brain, to different tasks and stresses that occur in-flight using an electroencephalogram or EEG test.  However, the Air Force found that the neurological signal monitoring equipment then available was not able to accurately monitor EEG in an electromagnetically-charged  (i.e., noisy or artifact-intensive) environment such as the cockpit of a fighter jet or a B-52 bomber.  In 1992, Dr. Drakulic led a team from the University of California at Los Angeles (“UCLA”) and the Veterans Administration in an effort to develop a device to resolve this problem.  This effort resulted in the creation by Dr. Drakulic in 1994 of a first-generation amplifier that was successfully used by the Air Force to monitor pilot EEG signals.  This early version amplifier is also currently used by the National Institute of Health as well as companies such as Titan Systems and Teledyne, Inc. for purposes of monitoring different physiological signals.

The Signal Technologies were originally acquired by ARC Finance Group from Dr. Drakulic and then by Signalife from ARC Finance Group, based upon the belief of Dr. Drakulic and the principals of these companies that—with the technological, development and financial assistance of these companies—the capability of the technology to discriminate EEG signals, particularly in an electromagnetically-charged environment such as fighter aircraft cockpits, would have a similar application in discriminating ECG signals from ambient “noise.”  Specifically, it was and continues to be believed by these persons that the Signal Technologies, as applied to the ECG market, would have the ability to amplify and discriminate the lower-amplitude physiological signals associated with those in the lower and upper portions of the full 0.05 to 150 Hz frequency range, thereby facilitating the ability to more clearly identify heart diseases in an ambulatory setting.  In developing Signalife’s initial ambulatory patient modules and overall heart monitor systems, and adopting the Signal Technologies for those modules and systems, Dr. Drakulic has since enhanced the signal processing technology such that Signalife has filed five additional patents covering these enhancements.

In order to validate our beliefs as to the performance of our technology in the ECG market, on August 30, 2004 we entered into an agreement with the Duke Clinical Research Institute at Duke University to evaluate the performance of our Fidelity 100 Monitor System against a well established high fidelity ECG monitor.  Under this agreement, the Duke Clinical Research Institute under the supervision of Dr. Mitchell W. Krucoff, as principal investigator, has since designed and conducted DIVA clinical studies evaluating our Fidelity 100 Monitor System during catherization procedures at the Durham, North Carolina, Medical Center from January 2005 to December 2005.  The results of the complete study, first made available in November 2006, indicate that the Fidelity 100 Monitor System provides excellent detection and quantification of transient ischemia.  The results of study will be submitted for publication by Dr. Krucoff, principal investigator of DIVA study, and group of authors.

Market And Competition

Market

Cardiovascular disease accounts for 40% of all hospital revenue and approximately 37% of deaths in the United States. Over 500,000 Americans survive heart attacks every year and need to be diagnostically monitored. In the United States alone, over 280,000 patients have various heart devices implanted. The US Department of Health and Human Services estimates that heart disease costs including, hospital expenses, home care, medications and lost earnings, exceed $400 billion. Experts estimate that 85% of cardiovascular disease could be prevented or halted by sufficient early diagnosis.

According to the American Heart Association, a patient that survives the acute stage of a heart attack has a chance of illness and death that is 1.5-15 times higher than that of the general population.  Signalife's patented heart monitoring technology will allow physicians to monitor patients in an ambulatory setting, giving them access to vital life-improving and life-saving information.

Competition

Each of the ECG market segments is highly concentrated with five or six companies typically accounting for a substantial majority of all sales.  Our principal competitors in the resting ECG market segment are GE Healthcare, Royal Philips Electronics, Cardiac Science, Inc. and Welch Allyn, Inc.  Our principal competitors in the stress ECG market are GE Healthcare, Cardiac Science, Inc, Welch Allyn, Inc. and Schiller AG. Our principal competitors in the ambulatory ECG market segment include Del Mar Reynolds Medical Ltd., GE Healthcare, Royal Philips Electronics, Cardiac Science, Inc, Mortara

Instrument, Inc., Rozinn Electronics, Inc., CardioNet, Inc., Raytel Medical Corporation, Cardiac Telecom, Inc. and Card Guard Instromedix and Lifewatch subsidiaries.

The market for heart monitoring products and services is intensely competitive, especially for small companies.  Given the lack of product differentiation and intense competition, companies principally compete on price.  There are no substantial barriers to entry, and we expect that competition will be intense and may increase.  Many of our existing competitors may have substantially greater financial, product development, technical and marketing resources, larger customer bases, longer operating histories, better name recognition and more established relationships in the industry.  As a result, certain of these competitors may be able to develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their products and services, or aggressively reduce their sales prices below the our costs.  We cannot assure you that we will be able compete successfully with existing competitors or new competitors.

Marketing And Distribution Strategy

We currently distribute our products and services through a small internal sales team and a small number of independent commissioned distributors.  We have recently entered into a non-exclusive independent sales representation agreement with Life Wave, LLC, to act as our sales representative in nine states in the southeast.  Life Wave is a newly-formed network of 37 independent representatives with extensive experience in selling cardiac medical devices, principally cardiac rhythm management devices, to medical professionals and health care institutions.  We anticipate that Life Wave will expand its reach to become a national distributor of our products.  We have also recently engaged an independent distributor for Mexico.  We have also entered into agreements with several firms to market, promote and otherwise introduce our products to medical professionals and health care institutions, both in the United States and internationally, and to otherwise generate product awareness.

We are also in discussions with several prospective industry partners relative to distributing our products, including an industry partner that is in the process of arranging evaluative tests of the Fidelity 100 Monitor System; an industry partner to whom we have extended a first right of marketing the Signalife Fidelity 200 Event Recording System; and an industry partner that is investigating the use of the Signalife Cardiac Vest for Holter monitor purposes.  No assurance can be given that we will enter into agreements with any of these industry partners.

We have recently successfully completed a pilot program with Gold’s Gym International, Inc. in which patrons of the gym at a selected facility were tested using Signalife’s Fidelity 100 Monitor System in order to detect and identify cardiovascular disease that could be triggered or exacerbated by exercise programs. As part of the program, we developed a set of test protocols and procedures to address cardiac risks inherent to exercise.  We are now in the process of expanding the program to fitness facilities across the country.

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

Manufacturing Capacity

We intend to manufacture our products both domestically and off-shore using third party FDA-certified contract manufacturers or joint-venture partners.  Most of the components of our products are standard parts which are available from multiple supply sources at competitive prices.  This, coupled with the lack of significant start-up costs attributable to the use of contractors, should minimize production and product costs.  Currently, we have engaged one contract manufacturer, Ventrex, Inc., which has been manufacturing the Model 100 Modules used in our Fidelity 100 Monitor System since December 2005.

Research And Development

We currently conduct research and early stage development activities in-house and with engineering consultants.  We retain title to all improvements or enhancements to our technology developed by or worked on by our engineering consultants under their contracts.  Our research and development expenses for fiscal 2006 and 2005 were $2,694,958 and $1,328,482, respectively.  None of these expenditures were borne by customers.  We have budgeted $1,711,000 for research and development for fiscal 2007.

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

Other U.S. Regulations And Requirements

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

International Regulations And Requirements

The requirements for approval or clearance to market medical products in foreign countries vary widely. The requirements range from minimal requirements to requirements comparable to those established by the FDA. For example, many countries in South America have minimal regulatory requirements, while many others, such as Japan, have requirements at least as stringent as those of the FDA.  Foreign governments do not always accept FDA approval as a substitute for their own approval or clearance procedures.

As of June 1998, the member countries of the European Union  require that all medical products sold within their borders carry a Conformite’ Europeane Mark (“CE Mark”). The CE Mark denotes that the applicable medical device has been found to be in compliance with guidelines concerning manufacturing and quality control, technical specifications and biological or chemical and clinical safety. The CE Mark supersedes all current medical device regulatory requirements for European Union countries.  In the case of a class II medical device, the CE Mark is granted based upon the manufacturer’s certification of conformity with European Union guidelines, and does not require further examination of the product by a competent authority.

The FDA has issued to Signalife a Certificate to Foreign Government, which allows the importation of the Signalife Fidelity 100 Monitor System into Mexico, which conditions such importation upon written certification from the FDA that a firm or its devices are in compliance with U.S. law, including Good Manufacturing Practices and FDA labeling requirements.

We intend to apply for a CE Mark for our Fidelity 100 Monitor System in the second quarter of fiscal 2007, which will, upon grant, allow us to sell that product in the European Union.  We anticipate that the approval process will be received by the third quarter of fiscal 2007.

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

Dr. Drakulic has also been issued or applied for patents in Canada, India, Japan, Mexico, Republic of Korea and the European Patent Convention for the patent captioned above “System for, and Method of, Acquiring Physiological Signals of a Patient”; in Canada, India, Japan, Peoples Republic of China, and Republic of Korea for the patent captioned above, “Amplified System for Determining Parameters of a Patient”; in Australia, Brazil, Canada, India, Japan, Mexico, People’s Republic of China for the patent captioned above “Apparatus for, and Method of, Determining the Characteristics of a Patient’s Heart”, and under the Patent Cooperation Treaty for the patent captioned above “System for, And Method of, Monitoring Heartbeats of a Patient” and “Electrode for and Method of, Indicating Signal Characteristics at Particular Positions in a Patient Body”.

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

Also included in the Signal Technologies agreement was an assignment of a license agreement dated December 9, 1993 between Dr. Drakulic and Teledyne Electronic Technologies pursuant to which Dr. Drakulic granted Teledyne a limited license to manufacture and sell certain products based upon an early version of the amplification technology.  We do not expect to earn significant revenues from that license.  To our knowledge Teledyne is not currently marketing any EEG devices using that early version of the amplification technology, and we do not anticipate that they will in the future market any such products due to technical advancements that they would be required to incorporate into the products.  We believe that the incorporation of these advancements would effectively change the underlying product from that which was licensed. Based upon the foregoing, we do not believe the license will prevent Signalife from competing in the broader market for EEG diagnostic products.

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

PROPERTIES

Our executive offices are located at 531 South Main Street, Suite 301, Greenville, South Carolina 29601.  We lease these facilities, consisting of approximately 4,029 square feet, from Falls Place, LLC, for a 36 month term that commenced June 1, 2005.  The lease is terminable after 18 months upon 90 days’ notice provided the termination is attributable to our outgrowing the premises.  Our monthly base rent for years one, two and three is $6,211, $6,336 and $6,463 per month, respectively, which we believe reflects market value.  We are also required to pay our share of any increase in operating expenses over the base year of the lease.  The lease is renewable for an additional 36 months subject to the payment of a 2% per year increase in base rent.

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

FINANCIAL STATEMENTS AND SUMMARY FINANCIAL DATA

Our financial statements and notes thereto are filed in a separate section at the end of this annual report.  The following tables summarize the statements of operations and balance sheet data for our company for the periods or as of the dates indicated, respectively:

Year Ended December 31,
	2006	2005
Statements of Operations Data:
Product sales	$ 190,170	$ —
Gross profit	$ 147,854	$ —
General and administrative expenses	$ (10,806,932)	$ (6,224,105)
Research and development expenses	$ (2,694,958)	$ (1,328,482)
Other income (expense)	$ 1,637,910	$ (1,108,101)
Net loss	$ (11,716,126)	$ (8,660,688)
Preferred dividend	$ (34,331)	$ (54,920)
Net loss attributable to common stockholders	$ (11,750,457)	$ (8,715,608)
Basic and diluted loss per share	$ (0.30)	$ (0.23)
Basic and diluted loss per share attributable to common stockholders	$ (0.30)	$ (0.23)
Weighted average shares outstanding, basic and diluted	39,333,720	37,298,692

December 31, 2006
Balance Sheet Data:
Current assets	$ 3,644,454
Total assets	$ 4,520,287
Current liabilities	$ 1,575,668
Total liabilities	$ 1,575,668
Total stockholders’ equity	$ 2,944,619
Total liabilities and stockholders’ equity	$ 4,520,287

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2006 and explanatory notes included as part of this report.  From our inception we have been considered a development stage company in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  However, during the fourth quarter of 2006, we commenced our planned operations as we shifted our focus from product development to selling our products, and ceased being a development stage company.

Overview

Signalife is a medical device company focused on researching, developing, and marketing medical devices which monitor and measure physiological signals in order to detect diseases that impact an individual’s health.  Physiological signals are small bioelectrical signals generated by the body.

Our initial product lines are heart monitor systems used to collect physiological data for electrocardiogram or “ECG” tests for the purpose of detecting and identifying cardiovascular disease.  The core component of our products is our battery-operated, digital 12-lead Model 100 Module, a compact device approximately 4 x 3.5 x 1.5 inches in size, that allows a patient’s heart to be continuously monitored over a period of 24 to 48 hours in a variety of settings—both non-ambulatory (stationary) and ambulatory (moving)—such as hospitals, surgeries, clinics, doctors’ offices, exercise and sports medicine clinics and laboratories.  The Model 100 Module contains both our proprietary patented “amplification” technology which acquires, processes and amplifies ECG signals, as well as Bluetooth technology which allows the acquired signals to be wirelessly transmitted to a personal computer for interpretation and storage by the physician.  Our Model 100 Module operates using a proprietary and patented “amplification” technology which provides the capability to enlarge and process the physiological signals to discriminate them from ambient or background electromagnetic noise and to facilitate the examination of the signal data for diagnostic purposes.

We are currently marketing our first heart monitoring “system” using our Model 100 Module—the Fidelity 100 Monitor System, and recorded our first revenues from product sales in October 2006.  This system is an integrated system in which our Model 100 Module collects, processes and amplifies ECG signals from that patient through a set of twelve electrode lead sets provided with the system, and then wirelessly transmits that signal to a nearby personal computer provided with the system.  The signals are then displayed on a computer monitor and can be printed on a printer provided with the system for analysis by the cardiologist.

We are selling  the Fidelity 100 Monitor System as an integrated system containing all of the components—the Model 100 Module, electrode lead sets, and a personal computer with monitor and printer, which could either be in a desk top or laptop configuration.  The Model 100 Module and our proprietary ECG printing software may also be sold separate from the other components to physicians who prefer to use their own personal computers systems.  As a result of these variables, we offer the Fidelity 100 Monitor System in several different configurations.

The Fidelity 100 Monitor System is principally used for clinical (resting) and in-patient ambulatory applications.  For example, ECG data may be instantaneously acquired, processed, amplified and transmitted to the personal computer for analysis in stationary settings, such as while conducting ECG tests in resting or in-patient ambulatory settings or during surgeries.

We are also currently working on a number of products in the investigation or development stage, including the Signalife Holter Monitor, the Signalife Fidelity 200 Event Recording System, the Signalife Cardiac Vest, and the Signalife Intracardiac Monitor.  We anticipate that the former two products will be introduced to the market by the end of fiscal 2007.

We are currently marketing and distributing our products and services through a combination of our internal company sales team and through a network of independent distributors.

We are also actively pursuing other marketing alternatives.  For example, we have recently successfully completed a pilot program with Gold’s Gym International, Inc. in which patrons of the gym at a selected facility were tested using Signalife’s Fidelity 100 Monitor System in order to detect and identify cardiovascular disease that could be triggered or exacerbated by exercise programs. We are now in the process of expanding the program to fitness facilities across the country.  We are also participating in the Athletes For Life program which will focus on developing protocols to test professional and amateur athletes for cardiovascular disease and abnormalities as part of their regular training regime, and will also promote testing for impoverished communities where early detection of cardiovascular disease simply does not exist.

Results of Operations

Our revenues from products sales for fiscal 2006 were $190,170, as compared to $0 for fiscal 2005.  Our cost of products sold, gross margin and gross profit for fiscal 2006 were $42,316, 78% and $147,854, respectively.

General and administrative expenses for fiscal 2006 were $10,806,932, representing a 74% increase over general and administrative expenses of $6,224,105 for fiscal 2005.  The primary components of general and administrative expenses for fiscal 2006 were legal fees, general consulting fees, salaries and stock based compensation and marketing and public relations.  The $4,582,827 or 74% increase in general and administrative expenses was principally attributable to a $2,246,177 increase in salaries and compensation expense, a $1,191,037 increase in professional fees, including legal, accounting and investment banking; and a $1,396,902  increase in marketing and public relations expense, partially offset by a decrease of $644,911 in consulting fees.  Included in salaries and stock based compensation for fiscal 2006 were charges of $1,918,884 related to the fair value of employee options which vested in that period, with no similar expense in 2005.  These charges resulted from the implementation of a new accounting principal during the current period (see Note 3, “Significant Accounting Policies,“ contained in the explanatory notes to our financial statements included with this annual report).

Research and development expenses for fiscal 2006 were $2,694,958, as compared to $1,328,482 for fiscal 2005.  The $1,366,476 or 103% overall increase in research and development expenditures for fiscal 2006 was principally attributable to an increase in research and development consulting costs in the amount of $1,806,568, offset by a decrease in outside services of $219,877.  During 2006 there was a shift of research and development activities to internal staff from outside consultants.

We had net other income of $1,637,910 for fiscal 2006, as compared to net other expense of $1,108,101 for fiscal 2005.  The $2,746,011 improvement was principally attributable to $1,500,000 in co-exclusivity fees recognized under our since-terminated agreement with Rubbermaid, the elimination of $1,292,715 in interest expense, the elimination of $226,294 in warrant repricing and other financing costs associated with a debenture issued and paid 2005, and higher interest income attributable to higher average cash balances during fiscal 2006; partially offset by a elimination of $318,000 positive change in fair value of warrant liability.

We incurred a net loss before preferred dividends of $11,716,126 for fiscal 2006, as compared to $8,660,688 for fiscal 2005.  The $3,055,438 or 35% increase in our net loss before preferred dividends for fiscal 2006 was attributable to the $4,582,827 increase in general and administrative expenses and the $1,366,476 increase in research and development expenses; partially offset by the $147,854 in gross profit and the overall $2,746,011 change in other income (expense).

We also incurred preferred dividend expense of $34,331 for fiscal 2006, as compared to $54,920 for fiscal 2005.  The $20,589 or 37% decrease in preferred dividend expense was principally attributable to a decrease in preferred shares outstanding, resulting from conversions of preferred shares into common shares.

Plan Of Operation

Our overall plan of operation for the twelve-month period going forward commencing as of April 1, 2007 is to (1) continue to ramp-up domestic and international commercial marketing and sales efforts with respect to our Fidelity 100 Monitor System, both through our internal sales staff and independent distributors, (2) commence marketing of the Signalife Holter Monitor by the end of fiscal 2007 following the completion of pending industry-partner evaluation studies; (3) complete design, engineering and fabrication of a production version of the Signalife Fidelity 200 Event Recording System, and commence commercial distribution of this product by the end of fiscal 2007, (4) conduct further studies relating to the commercial production of the Signalife Cardiac Vest and its introduction to market, (5) commence the expansion of our fitness center testing program to fitness facilities across the country; and (6) to the extent permitted by available financial resources and manpower, (i) conduct further design, engineering and fabrication activities in connection with a production version of the Signalife Intracardiac Monitor; and (ii) continue evaluation activities in connection with the development of an EEG monitor device.

We currently have budgeted $5,570,500 in anticipated cash expenditures for the twelve-month period commencing April 1,  2007, including (1) $403,000 to cover our projected sales, marketing and product awareness expenses (excluding any sales and marketing, manufacturing and fulfillment costs associated with products sold during the twelve-month period, which we anticipate would be covered by any revenues associated with such sales): (2) $3,230,500 to cover our projected general and administrative expenses during this period; (3) $1,711,000 for research and development activities; and (4)  $226,000 for production expenses (excluding any production expenses associated with products sold during the twelve-month period, which we anticipate would be covered by any revenues associated with such sales). The aforesaid budgeted cash expenditures exclude any manufacturing, sales and marketing and fulfillment costs associated with products sold during the twelve-month period, which we anticipate would generate positive cash flow after payment of such costs.

We anticipate that we will add additional staff, either as employees or consultants, principally in direct sales marketing and distribution areas, as sales activities increase.  We also anticipate that we will add additional accounting personnel, including a permanent chief financial officer, over this twelve-month period.  We do not currently have an estimate as to the number or range of employees or consultants that would be added.

Our anticipated costs and projected completion dates described above are estimates based upon our current business plan, known resources and market dynamics. Our actual costs or actual project completion dates could vary materially from those projected.  Our management team is continually re-evaluating our core business plan as it relates to marketing and developing our monitoring products and identifying new applications and markets for our technology.  We may at any time decide to terminate our ongoing development plans with respect to products and services if they are deemed to be impracticable or not to be commercially viable.  Further changes to our current business plan could also result, such as the acquisition of new products or services or the decision to manufacture our own products, resulting in a change in our anticipated strategic direction, investments, and expenditures.  See that section of this annual report captioned “Uncertainties And Risk Factors That May Affect Our Future Results And Financial Condition”.

Capital Resources

Historical Sources Of Capital Resources

As reported in our audited financial statements included as part of this annual report, we principally financed our operations for the for the two-year period ended December 31, 2006 through a combination of (1) gross proceeds from contributed capital, the sale of our common shares, series ’A’ preferred shares and common share purchase warrants for cash, and the exercise of stock purchase warrants for cash ($11,006,659); and (2) the issuance of common shares or common share purchase warrants in payment of the provision of services ($8,845,669).  Included in the foregoing are the following significant transactions since January 1, 2005:

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

•

On March 26, 2006, we entered into a Sales and Marketing Services Agreement with Rubbermaid Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc.  Pursuant to the terms of this agreement, we received a $2,000,000 fee upon execution for the grant of co-exclusive rights to market our Fidelity 100 Monitor System.  This agreement was subsequently terminated on January 24, 2007.

•

On October 31, 2006, we closed several private placements to accredited institutional investors pursuant to which we received gross proceeds of $2,500,000 from Trellus Partners, LP, an existing shareholder, and its affiliates, and $430,000 from three new shareholders through the sale of a total of 1,890,322 common shares priced at $1.55 per share, together with five-year warrants entitling the holders to purchase a total of 756,129 common shares at $2.23 per share.  Maxim Partners, LLC acted as placement agent with respect to procuring the three new shareholders, and was paid a cash commission of $32,250, or 7.5% of the proceeds raised from the new shareholders, plus five-year placement agents warrants entitling it to purchase units comprised of 27,742 common shares at $1.55 per share, plus warrants entitling it to purchase a total of 11,097 common shares at $2.23 per share.

Cash Position And Sources And Uses Of Cash

Our cash and cash equivalents position as of December 31, 2006 was $3,386,652, as compared to $4,776,277 as of December 31, 2005.  The decrease in our cash and cash equivalents for the year ended December 31, 2006 was attributable to $3,992,042 in cash used in operating activities and $271,744 in cash used in investing activities; offset by $2,874,161 in cash raised through financing activities.

Our operating activities used cash in the amount of $3,992,042 for the year ended December 31, 2006, as compared to $4,976,537 for the year ended December 31, 2005.  The $3,992,042 in cash used in operating activities for 2006 reflected our net loss of $11,716,126 for that period, principally offset by, among other adjustments for changes in non-cash deductions and non-cash working capital balances, cash savings attributable to the issuance of common shares issued for services in the amount of $3,881,221, the fair value of employee options in the amount of $1,918,884, an increase in accounts payable and accrued expenses in the amount of $821,745, options and warrants issued for services in the amount of $587,521, and an increase in deferred revenue of $500,000.   The $4,976,537 in cash used in operating activities for 2005 reflected our net loss of $8,660,688 for that period, principally offset by, among other adjustments for changes in non-cash deductions and non-cash working capital balances, cash savings attributable to the issuance of common shares issued for services in the amount of $1,386,576, options and warrants issued for services in the amount of $1,060,467, and the amortization of debt issue costs and finance cost in the amount of $873,721.

Our investing activities used cash in the amount of $271,744 for the year ended December 31, 2006, as compared to $320,490 for the year ended December 31, 2005.  The overall decrease in our investing activities for the year ended December 31, 2006 relative to 2005 was principally attributed to a reduction in purchases of property and equipment, partially offset by an increase in capitalized patent cost.

Our financing activities generated cash in the amount of $2,874,161 for the year ended December 31, 2006, as compared to $7,732,498 for the year ended December 31, 2005.  The principal sources of cash for 2006 were proceeds from the sale of common shares and exercise of common share purchase warrants for cash in the amount of $2,930,000, offset by offering costs in the amount of $55,839.  The principal sources of cash for 2005 were the sale of common shares and exercise of common share purchase warrants for cash in the amount of $8,162,498, offset by offering costs in the amount of $30,000 and the payment of debentures in the amount of $400,000.

Capital Resources Going Forward

We have approximately $1,200,000 of cash on hand as of the date of this annual report to fund our operations going forward.  We also have $10 million in credit available to fund our operations going forward under a credit line credit entered into on January 25, 2007 with S.E.S. Capital, LLC (“SES

Capital”).  Under this credit line, Signalife can draw up to $10 million at any time over a three-year term.  Interest will accrue on any advance at the rate of 7% per annum.  Under the underlying Loan Agreement, SES Capital will at all times maintain $1 million in a bank account under which Signalife may withdraw the advances, and Signalife may withdraw up to $100,000 with respect to each such advance.  When Signalife withdraws an advance, SES Capital will have 30 days to replenish the account.  Principal and interest is payable in a balloon payment on February 25, 2010, although Signalife may pay off principal and interest at any time without penalty.  To date, we have made one $100,000 draw against the line of credit, and have notified the lender that we will continue borrowing over the next several months.

Signalife reserves the right at any time to fully or partially convert unpaid principal and interest into common shares at a conversion rate equal to $3.15 per share or, if greater, the fair market value of those shares on AMEX as of the date of a draw request.  As additional compensation for any conversion, Signalife will issue SES Capital a five-year warrant entitling it to purchase a number of common shares equal to 25% of the shares received upon conversion at the same price as the conversion price.  These warrants are subject to standard capital adjustments, but do not contain price adjustments predicated on future offerings, including weighted-average or full-ratchet price adjustments.

As compensation for the extension of the credit line, Signalife issued to SES Capital a five-year warrant entitling it to purchase 200,000 common shares at $2.15 per share, reflecting a 12% premium to the fair market value of those shares on AMEX as of the date of the Loan Agreement.  These warrants are subject to standard capital adjustments, but do not contain price adjustments predicated on future offerings, including weighted-average or full-ratchet price adjustments.

We believe that our cash currently on hand, together with anticipated revenues and borrowings against our line of credit with SES Capital discussed above, will be sufficient to cover our anticipated cash expenditures for the twelve-month period going forward commencing as of April 1, 2007 a discussed above in “Plan Of Operation”.  We have taken and will continue to take steps to preserve our cash, including making payments to selected service providers and employees in common shares in lieu of cash.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources as discussed above are depleted, we anticipate we would raise it the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  Other than our line of credit with SES Capital discussed above, we currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  For a description of those estimates, see note 3, Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the year ended December 31, 2006 included as part of this annual report.  On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, and fair value of equity instruments issued to consultants for services.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the company’s first fiscal year that begins after September 15, 2006.  Management believes that this statement will not have a significant impact on the company’s financial statements.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets.”  SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:  (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose the ‘amortization method’ or ‘fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities; (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.   SFAS No. 156 is effective as of the beginning of the company’s first fiscal year that begins after September 15, 2006.  Management believes that this statement will not have a significant impact on the company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−An amendment of FASB Statements No. 87, 88, 106, and 132(R)."  One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This Statement also requires an employer to measure the funded status of a plan as of the date of its year−end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87.  This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.  The company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the company’s financial statements.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109.”  Fin No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.  The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred.  Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  Fin No. 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Fin No. 48 is effective for fiscal years beginning after December 15, 2006.  The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations.  In such instances, the impact of the adoption of Fin No. 48 will result in an adjustment to goodwill.  While our analysis of the impact of adopting Fin No. 48 is not yet complete, management does not currently anticipate it will have a material impact on the company’s financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  We adopted SAB 108 in the fourth quarter of 2006 with no impact on its financial statements.

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

We have only recently commenced selling our first heart monitoring product, the Fidelity 100 Monitor System, in October 2006.  Prior to that date, we were a development stage company solely engaged in research and development activities.  Our limited operating history will make it difficult, if not impossible, to predict future operating results and to assess the likelihood of our business success in considering an investment in our company.

We have nominal sales revenues to date and have accumulated losses since our inception.  Our continued inability to generate revenues and profits could cause us to go out of business.

We have incurred cumulative net losses before preferred dividends available to common shareholders in the amount of $34,798,656 from our inception through December 31, 2006.  We have only recently introduced our first heart monitoring product, the Fidelity 100 Monitor System, to market in March 2006, and received our first sales revenues from the sale of those products in October 2006.  We project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs for an indefinite period of time.  We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive in the near future.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

As noted in the prior risk factor, we only recently introduced our first heart monitoring product, the Fidelity 100 Monitor System, to market and commenced commercial sales of that product, and further anticipate that after such introduction we will continue to be cash flow negative due to our anticipated costs exceeding our anticipated revenues for an indefinite period of time.  We believe that our currently available working capital and line of credit with SES Capital will be sufficient to continue our business for at least the next twelve months.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  Other than our line of credit with SES Capital, we currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

Our sales, marketing and distribution capabilities are currently in the initial stages of development and are limited in manpower and financial resources, which limits our ability to rapidly penetrate the markets with our products and to generate revenue growth

Our sales, marketing and distribution capabilities are currently in the initial stages of development.  Currently, we are relying upon a small internal sales team, as well as a small but growing network of national and international distributors.  Our ability to actively market and promote our products will require significant amounts of capital that would be diverted from other uses.  The distribution of our products and consequential revenue growth will therefore be limited as these marketing and distributions channels grow and funding becomes available.  While we are in discussions with a number of large third party marketing and distribution partners with the manpower and financial resources to more quickly and aggressively promote our products, there is no assurance that we will enter into an agreement with these potential partners on acceptable terms or at all.

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

Our success depends to a critical extent on the continued efforts of services of our executive management team comprised of Ms. Pamela M. Bunes, our Chief Executive Officer and President, and Dr. Budimir S. Drakulic, our Chief Technology Officer.  Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital.  Ms. Bunes is currently employed pursuant to five-year employment agreements, while Dr. Drakulic is employed as a consultant under a loan-out agreement through June 26, 2016.  None of these agreements will preclude any of these key officers from leaving the company.  We currently maintain key man life insurance policies in the amount $3 million with respect to Dr. Drakulic which will assist us in recouping some of our costs in the event of the death of that officer.

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

Risks Relating To An Investment In Our Securities

Our common shares are sporadically or “thinly” traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares

Our common shares have historically been sporadically or “thinly” traded, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unestablished company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without a material reduction in share price.  We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.  Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

The market price for our common shares has a small and thinly-traded public float and is particularly volatile given our status as a company which has only recently introduced its products to market,  and our limited operating history, nominal revenues and lack of profits to date, all of which could lead to wide fluctuations in our share price.  The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market.  You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.  The volatility in our common share price may subject us to securities litigation.

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

ARC Finance Group, LLC (“ARC Finance Group”), which is owned and controlled by Ms. Tracey Hampton, owns a majority of our outstanding common shares and voting securities.  As a consequence of its controlling stock ownership position, ARC Finance Group retains the ability to elect a majority of our board of directors or to remove any director, and thereby controls our management.  ARC Finance Group also has the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.  ARC Finance Group actively evaluates potential modifications to our board of directors and management, and could make such modifications—or wholesale changes—at any time if deemed to be in the company’s best interest.

The sale of a large amount of common shares held by our shareholders or our executive officers or directors, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

There are a substantial number of common shares either currently outstanding or acquirable upon exercise of common share purchase options or warrants that may be freely sold on the public markets, including 3,500,000 common shares held by our controlling shareholder, ARC Finance Group, to provide it with a mechanism to sell such shares on the public market should it decide to do so in view of its apparent ineligibility to sell those shares under the Rule 144 safe harbor under current SEC interpretations.  We understand that ARC Finance Group has continuously sold and plans to continue to sell shares under that registration statement, both directly under 10b-5 plans it has established or indirectly through independent trustees under blind trusts it has established, and believe that a large number of these shares remain available for sale.  A large number of our shares, both registered and unregistered, may also be sold under available resale exemptions under the federal securities laws, including Rule 144 (albeit subject to volume limitations in the case of shares held by affiliates or restricted stock held for less than two years).  We anticipate that a substantial number of the aforesaid registered and unregistered shares, whether currently held or acquired in the future by way of grant or exercise of common share purchase options or warrants, will be sold on the public markets for a number of reasons, including the need to satisfy income tax liabilities, the need to cover the purchase price of option and warrant exercises, or decisions predicated on market conditions.

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

There are currently outstanding as of March 27, 2007, (1) 97,909 series ’A’ preferred shares (plus an additional 35,944 unissued series ‘A’ preferred shares accrued as dividends for issuance through December 31, 2006), each convertible into one common share at the conversion rate of $3 per share, and (2) share purchase options and warrants entitling the holders to purchase 10,295,836 and 179,292 common shares and series ‘A’ preferred shares, respectively, at weighted average exercise prices of $2.29 and $3.60 per share, respectively.  Included in these share purchase options are a large number granted to directors, officers, employees and consultants that are subject to vesting conditions.  In the event of the conversion or exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares.  In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their conversion or exercise of these securities.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 common and 10,000,000 “blank check” preferred shares.  After taking into consideration our common and series ’A’ preferred shares outstanding or accrued for issuance as of March 27, 2007, we will be entitled to issue up to 55,054,145 additional common shares and 9,868,768 additional preferred shares.  Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

LEGAL PROCEEDINGS

We have summarized below (1) any legal or governmental proceedings relating to our company or properties to which we are a party which we consider to be material and which are pending as of the date of this annual report, and (2) any proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us which are pending as of the date of this annual report.

•

On March 30, 2006, a complaint was filed in the Los Angeles County Superior Court against Signalife, each of its current directors, ARC Finance Group, Tracey Hampton, Mitchell Stein, and Atlas Stock Transfer Corporation, entitled Marvin Fink, individually, and Marvin Fink as Trustee of the Fink Family Trust, Plaintiffs, vs. Signalife, Inc., et al, Defendants.  In the complaint, Mr. Fink alleges various causes of action including, without limitation, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, deceit, fraud, and negligence, and seeking damages and a mandatory injunction forcing Signalife to accept a legal opinion letter from Mr. Fink's legal counsel and to remove a restrictive legend from his Signalife common shares.  The gravamen of the complaint is that the defendants induced Mr. Fink to enter into an employment agreement with Signalife in 2002 providing for payment of compensation in the form of 2,100,000 shares of restricted stock, but have since refused to remove the restrictive legend from the shares to allow Mr. Fink to sell the shares on the public market under SEC Rule 144.  Signalife believes that

Mr. Fink's claims are without basis and is vigorously defending the action.  On May 30, 2006, the company and other defendants filed Demurrers and Special Motions to Strike attacking each cause of action and the complaint as a whole as legally deficient and lacking in evidentiary support, and seeking dismissal of the action in its entirety on this and other grounds.  A Motion to Quash challenging personal jurisdiction was also filed on behalf of certain of the individual defendants, which the Court granted, resulting in dismissal of four directors from the suit.  Subsequently, plaintiffs filed a First Amended Complaint, to which defendants filed renewed Demurrers and Special Motions to Strike.  At a hearing held on September 1, 2006, the Court denied defendants' Special Motions to Strike, and granted in part and denied in part the Demurrers, with leave to amend.  Defendants filed a Notice of Appeal of the Court's ruling denying their Special Motions to Strike which has resulted in a stay of the lawsuit pending the appeal.  Fink filed a motion to dismiss the appeal as frivolous and a motion for sanctions, which the Court of Appeal summarily denied, and the appeal remains pending.  Based upon certain actions of Mr. Fink the company is currently investigating, the company shall seek a determination or shall use self-help to issue a stop transfer notification on all of Mr. Fink’s shares for fraud and breach of contract.  To date, neither of these remedies have been pursued yet by the company.

•

On January 24, 2007, Signalife filed a complaint in the General Court of Justice of the State of North Carolina captioned Signalife, Inc., plaintiff, vs Rubbermaid Inc., Newell Rubbermaid Inc., Gary Scott and David Hicks, Superior Court Division of the General Court of Justice of the State of North Carolina, County of Mecklenburg, alleging fraud, breach of fiduciary duty, breach of contract and unfair trade practices, and seeking damages of $20 million.  Signalife’s complaint is grounded in the failure and refusal of Rubbermaid, Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc., as Signalife’s exclusive third-party agent under a Sales and Marketing Services Agreement (the “Marketing Agreement”) entered into with Rubbermaid on March 26, 2006, to put together at its cost a national sales force to market Signalife’s Fidelity 100 Monitor System, and to advertise and otherwise use commercially reasonable efforts to vigorously promote the sale and marketing of the Fidelity 100, as required under the Marketing Agreement.  Rubbermaid concurrently filed a complaint against Signalife on January 24, 2007 in the United States District Court of North Carolina captioned Rubbermaid Incorporated, plaintiff, vs. Signalife, Inc., defendant; United States District Court, Western District, North Carolina, alleging negligent misrepresentation, breach of representation and warranty, and breach of contract, and seeking damages in excess of $75,000.  Rubbermaid’s principal factual allegation is that Signalife failed to meet projections that the company would independently sell 300 Fidelity 100 units in 2006.  Rubbermaid makes this assertation notwithstanding that there is no representation, covenant or undertaking in the extensive, comprehensive and thoroughly negotiated Marketing Agreement requiring Signalife to sell any Fidelity 100 units whatsoever, much less 300 units, and that the Marketing Agreement also contains an integration clause that would preclude Rubbermaid from making any such claim if not otherwise contained in the agreement.  Rubbermaid also alleges, without providing any support, that the Fidelity 100 was not commercially ready for sale.  Rubbermaid makes this assertation notwithstanding extensive product due diligence by Rubbermaid in entering into the Marketing Agreement, the fact that Signalife has been actively selling the units through its in-house sales staff, and the fact that Signalife has provided to Rubbermaid extensive documentation as to all operational and technical issues, including attestation as to the commercial use and results of the Fidelity 100 by a number of physicians who use the units in their practices.  Signalife denies the validity of Rubbermaid’s allegations, and believes that they are merely a pretext raised by Rubbermaid in anticipation of Signalife’s complaint, and to otherwise enable Rubbermaid to avoid performing its obligations under the Marketing Agreement (which Signalife had previously estimated in its SEC filings would cost Rubbermaid approximately $4-5 million to perform).  On January 29, 2007, Signalife filed a motion in Rubbermaid's federal court lawsuit to dismiss that lawsuit or, in the alternative, stay the lawsuit pending the resolution of the lawsuit filed in state court by Signalife.  The federal court has not ruled on Signalife's motion to dismiss/stay.  On February 2, 2007, Rubbermaid removed Signalife's state court lawsuit to federal court, claiming diversity of citizenship jurisdiction.  On February 27, 2007, Signalife filed a motion to remand the case back to the state court.  The federal court has not ruled on Signalife's motion to remand.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the fourth quarter of fiscal 2006, we did not submit any matters to a vote to our securities holders.

MARKET PRICE OF AND DIVIDENDS ON OUR COMMON SHARES
AND RELATED STOCKHOLDER MATTERS

Description Of Market

Our common shares are currently quoted on the American Stock Exchange or AMEX under the symbol “SGN.”  Prior to the commencement of trading on AMEX on March 17, 2005, our common shares were quoted on the OTCBB under the symbol “RECM.”  The following table sets forth the quarterly high and low bid prices for our common shares for the periods indicated.  The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

		Bid Price
Period	Volume	High	Low

2006:
Fourth Quarter	9,691,500	$ 2.19	$ 0.97
Third Quarter	3,855,000	3.19	1.50
Second Quarter	3,368,000	3.40	1.80
First Quarter	2,783,000	3.59	2.60
2005:
Fourth Quarter	2,058,900	$ 3.29	$ 2.42
Third Quarter	3,900,400	3.99	2.94
Second Quarter	5,616,257	4.95	2.76
First Quarter	5,761,852	5.05	2.72

The closing price for our common shares on March 27, 2007 as reported by AMEX was $1.78 per share. There were 392 registered holders or persons otherwise entitled to hold our common shares as of that date pursuant to a shareholders’ list provided by our transfer agent as of that date and our records relating to issuable shares.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.  Based upon shareholder information procured in connection with last annual meeting of shareholders held in August 2006, there are approximately 2,600 beneficial holders of our common shares, including with respect to shares held in street name.

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

We are prohibited from declaring any cash dividends with respect to our common shares or any other securities other than our series ’A’ preferred shares without the consent of a majority of the outstanding series ’A’ preferred shares.

Repurchases Of Equity Securities

During the fourth quarter of fiscal 2006, we did not repurchase any equity securities.

Recent Sales Of Unregistered Securities

During the fourth quarter of fiscal 2006, we did not sell or issue any securities not registered under the Securities Act of 1933 that were not previously reported in a periodic report on form 10-QSB or on a current report on form 8-K, with the exception of the following:

•

On October 31, 2006, we closed several private placements to accredited institutional investors pursuant to which we received gross proceeds of $2,500,000 from Trellus Partners, LP, an existing shareholder, and its affiliates, and $430,000 from three new shareholders through the sale of a total of 1,890,322 common shares priced at $1.55 per share, together with five-year warrants entitling the holders to purchase a total of 756,129 common shares at $2.23 per share.  Maxim Partners, LLC acted as placement agent with respect to procuring the three new shareholders, and was paid a cash commission of $32,250, or 7.5% of the proceeds raised from the new shareholders, plus five-year placement agents warrants entitling it to purchase units comprised of 27,742 common shares at $1.55 per share, plus warrants entitling it to purchase a total of 11,097 common shares at $2.23 per share.  We timely filed the registration statement, and it was declared effective on January 12, 2007.

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

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summarized below is the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2006	2005
Audit fees	$ 93,350	$ 82,500
Audit-related fees	$ 16,000	$ —
Tax fees	$ 9,500	$ 9,000
All other fees	$ —	$ —
All other fees, including tax consultation and preparation	$ —	$ —

All audit fees are approved in advance by our audit committee and board of directors.

CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Interim Chief Financial Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report pursuant to Rule 15d-15(b) promulgated under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely fashion to all material information required to be included in our periodic filings with the SEC.

Changes In Internal Control Over Financial Reporting

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, our Chief Executive Officer and Principal Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this annual report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph.

DIRECTORS AND EXECUTIVE OFFICERS

Information relating to our directors and executive officers required under the rules of the SEC will be contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Shareholders and, pursuant to those rules, that information is hereby incorporated into this annual report by reference.

EXECUTIVE COMPENSATION

Information relating to executive compensation required under the rules of the SEC will be contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Shareholders and, pursuant to those rules, that information is hereby incorporated into this annual report by reference.

OWNERSHIP OF OUR SECURITIES BY BENEFICIAL OWNERS AND MANAGEMENT

Information relating to the ownership of our securities by beneficial owners and our management required under the rules of the SEC will be contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Shareholders and, pursuant to those rules, that information is hereby incorporated into this annual report by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions involving our beneficial owners, management and agents required under the rules of the SEC will be contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Shareholders and, pursuant to those rules, that information is hereby incorporated into this annual report by reference.

CODE OF ETHICS

Our Board of Directors adopted a code of ethics for management.  We will provide a copy of the code without charge to any person who sends a request for a copy to our principal executive officers.

OTHER INFORMATION

During the fourth quarter of fiscal 2006, there was no information required to be disclosed in a report on form 8-K that was not reported.

EXHIBITS

Item 16

Exhibits And Financial Statement Schedules

3.1

Restated Certificate Of Incorporation Of Signalife, Inc. filed by the Delaware Secretary of State on May 5, 2006 (19)

3.2

Certificate Of Designation Of Rights, Preferences And Limitations Of Series ’A’ Convertible Preferred Stock Of Recom Managed System, Inc. filed by the Delaware Secretary of State on September 9, 2003 (9)

3.3

Amendment To Certificate Of Designation Of Rights, Preferences And Limitations Of Series ’A’ Convertible Preferred Stock Of Recom Managed System, Inc. filed by the Delaware Secretary of State on April 26, 2004 (9)

3.4

Restated Bylaws of Signalife, Inc. (19)

5.1

Specimen common stock certificate (8)

5.2

Specimen series ’A’ preferred stock certificate (8)

5.3

Signalife, Inc. (formerly Recom Managed Systems, Inc.) 2002 Stock Plan adopted on November 1, 2002 (6)

5.4

Form of option issued under Signalife, Inc. (formerly Recom Managed Systems, Inc.) 2002 Stock used for grants preceding 2004 (8)

5.5

Form of option issued under Signalife, Inc. (formerly Recom Managed Systems, Inc.) 2002 Stock used for grants preceding 2004 (8)

5.6

Signalife, Inc. (formerly Recom Managed Systems, Inc.) 2003 Nonqualified Stock Option And Stock Plan adopted on March 31, 2002 (6)

5.7

Signalife 2006 Omnibus Equity Compensation Plan, as adopted effective as of June 7, 2006 (20)

5.8

Warrant To Purchase Common Stock dated September 19, 2002 issued to Sim Farrar (2)

5.9

Form of Standard Warrant (8)

5.10

Form of Class ’A’ Warrant (8)

5.11

Form of Class ‘C’ Warrant (8)

5.12

Agent’s Warrant dated November 1, 2003 with Maxim Group LLC (9)

5.13

Agent’s Warrant dated November 1, 2003 with Jenkins Capital Management, LLC (11)

5.14

Common Stock Purchase Warrant dated December 29, 2004 granted to DKR SoundShore Oasis Holding Fund Ltd. (13)

5.15

Common Stock Purchase Warrant dated March 31, 2005 granted to Trellus Partners, LP (16)

5.16

Common Stock Purchase Warrant dated April 8, 2005 granted to Lagunitas Partners, LP (16)

5.17

Common Stock Purchase Warrant dated April 8, 2005 granted to Gruber & McBaine International (16)

5.18

Common Stock Purchase Warrant dated April 8, 2005 granted to John D and Linda W. Gruber (16)

5.19

Common Stock Purchase Warrant dated April 8, 2005 granted to J. Patterson McBaine (16)

5.20

Form of Common Stock Purchase Warrant dated October 16, 2006 granted to Trellus Partners, LP, Trellus Partners II, LP and Trellus Offshore Fund Ltd. (21)

5.21

Form of Common Stock Purchase Warrant dated October 31, 2006 granted to Nite Capital, LP, Otago Partners, LLC, and Landmark Charity Foundation (21)

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

10.15

Investment Banking Agreement dated July 17, 2003 between Recom Managed Systems, Inc. and Maxim Group, LLC (9)

10.16

Placement Agency Agreement dated September 4, 2003 between Recom Managed Systems, Inc. and Maxim Group, LLC (9)

10.17

Form of Registration Rights Agreement for purchasers of Series ’A’ Preferred Stock (8)

10.18

Settlement Agreement And Releases, Warrant and Piggyback Registration Rights Agreement each dated April 28, 2004 between Recom Managed Systems, Inc., Mitchell J. Stein, ARC Finance Group, LLC, Tracey Hampton-Stein and Rex Julian Beaber (9)

10.19

Consulting Agreement between Recom Managed Systems, Inc. and Dr. Michael Laks (10)

10.20

Consulting Agreement between Recom Managed Systems, Inc. and Dr. Mitchell W. Krucoff (10)

10.21

Research And Development Services Agreement dated May 12, 2004 between Recom Managed Systems, Inc. and Battelle Memorial Institute (10)

10.22

Consulting Agreement between Recom Managed Systems, Inc. and Dr. Andrea Natale (11)

10.23

Sponsored Research Agreement dated August 30, 2004 between Recom Managed Systems, Inc. and Duke Clinical Research Institute (12)

10.24

Securities Purchase Agreement dated December 29, 2004 between Recom Managed Systems, Inc. and DKR SoundShore Oasis Holding Fund Ltd. (13)

10.25

8% Convertible Debenture dated December 29, 2004 granted to DKR SoundShore Oasis Holding Fund Ltd. (13)

10.26

Registration Rights Agreement dated December 29, 2004 between Recom Managed Systems, Inc. and DKR SoundShore Oasis Holding Fund Ltd. (13)

10.27

Common Stock Purchase Agreement dated March 31, 2005 between Recom Managed Systems, Inc. and Trellus Partners, LP (16)

10.28

Registration Rights Agreement dated March 31, 2005 between Recom Managed Systems, Inc. and Trellus Partners, LP (16)

10.29

Common Stock Purchase Agreement dated April 8, 2005 between Recom Managed Systems, Inc. and Lagunitas Partners, LP, Gruber & McBaine International, Jon D. and Linda W. Gruber, and J. Patterson McBaine, LP (16)

10.30

Registration Rights Agreement dated April 8, 2005 between Recom Managed Systems, Inc. and Lagunitas Partners, LP, Gruber & McBaine International, Jon D. and Linda W. Gruber, and J. Patterson McBaine, LP (16)

10.31

Common Stock Purchase Agreement dated October 16, 2006 between Signalife, Inc. and Trellus Partners, LP, Trellus Partners II, LP and Trellus Offshore Fund Ltd., Nite Capital, LP, Otago Partners, LLC, and Landmark Charity Foundation (21)

10.32

Form of Registration Rights Agreement dated October 16, 2006 between Signalife, Inc. and Trellus Partners, LP, Trellus Partners II, LP and Trellus Offshore Fund Ltd. (21)

10.33

Form of Registration Rights Agreement dated October 31, 2006 between Signalife, Inc. and Nite Capital, LP, Otago Partners, LLC, and Landmark Charity Foundation (21)

10.34

Employment Agreement dated April 15, 2005 between Recom Managed Systems, Inc. and Pamela M. Bunes (16)

10.35

Employment Agreement dated April 15, 2005 between Recom Managed Systems, Inc. and Rodney Hildebrandt (16)

10.36

Office Lease Agreement dated May 31, 2005 between Recom Managed Systems, Inc. and Falls Place, LLC (18)

10.37

Investment Banking Agreement dated June 10, 2005 between Recom Managed Systems, Inc. and Maxim Partners, LLC (18)

10.38

Consulting agreement dated March 14, 2006 between Signalife, Inc. and James M. Lyons, including amendment (18)

10.39

Sales and Marketing Services Agreement dated March 26, 2006 between Signalife, Inc. and Rubbermaid, Inc. (18)

10.40

Letter Agreement dated November 14, 2006 between Signalife, Inc., B World and B Technologies (3)

10.41

Loan Agreement dated January 25, 2007 with S.E.S. Capital, LLC (22)

10.42

Warrant to Purchase Common Stock dated January 25, 2007 in favor of S.E.S. Capital, LLC (22)

21.

List of subsidiaries *

23.

Consent of Elliott Davis, LLC *

24.

Powers of Attorney for Pamela M. Bunes, Ellsworth Roston, Lowell Harmison, Jennifer Black, Norma Provencio and Rowland Perkins *

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

(4)

Filed as part of the Employment Agreement for Mr. Fink noted in item (3).

(5)

Filed as part of the Loan-Out Agreement for with B World Technologies, B Technologies and Dr. Drakulic noted in item (3).

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

(16)

Previously filed as an exhibit to our quarterly report on form 10-QSB for our fiscal quarter ended March 30, 2005 filed with the SEC on May 16, 2005.

(17)

Previously filed as an exhibit to our current report on form 8-K filed with the SEC on November 9, 2005.

(18)

Previously filed as an exhibit to our report on form 10-KSB for our fiscal year ended December 31, 2005 filed with the SEC on April 3, 2006

(19)

Previously filed as an exhibit to our current report on form 8-K filed with the SEC on May 15, 2006.

(20)

Previously filed as an exhibit to our registration statement on for  S-8 filed with the SEC on June 12, 2006

(21)

Previously filed as an exhibit to our quarterly report on form 10-QSB for our fiscal quarter ended September 30, 2006 filed with the SEC on November 13, 2006.

(22)

Previously filed as an exhibit to our current report on form 8-K filed with the SEC on January 30, 2007.

SIGNALIFE, INC.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

Contents

-

Page
Report of Independent Registered Public Accounting Firm
Elliott Davis, LLC	F-1
Financial Statements
Balance Sheet as of December 31, 2006	F-2
Statements Of Operations For The Years Ended December 31, 2006 And 2005	F-3
Statements Of Stockholders’ Equity For Years Ended December 31, 2006 And 2005	F-4
Statements Of Cash Flows For The Years Ended December 31, 2006 And 2005	F-7
Notes To Financial Statements	F-9

ElliottDavis Accountants and Business Advisors	200 East Broad Street P.O. Box 6286 Greenville, SC 29606-6286
Phone 864.242.3370 Fax 864.232.7161

Report Of Independent Registered Public Accounting Firm

To The Board Of Directors And Stockholders
Signalife, Inc.
Greenville, South Carolina

We have audited the accompanying balance sheet of Signalife, Inc. as of December 31, 2006 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signalife, Inc. as of December 31, 2006 and the results of its operations, and its cash flows for the years ended December 31, 2006 and 2005 in conformity with United States generally accepted accounting principles.

/s/ Elliott Davis LLC

Greenville, South Carolina
March 27, 2007

SIGNALIFE, INC. Balance Sheet December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$ 3,386,652
Inventory	155,471
Prepaid expenses and other current assets	102,331
Total current assets	3,644,454
Property and equipment, net of accumulated depreciation of $266,984.	279,531
Intangible – patents, including related party amounts, net of accumulated amortization of $44,585	596,302
TOTAL ASSETS	$ 4,520,287
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 1,075,668
Deferred revenue	500,000
Total liabilities	1,575,668
Commitments and contingencies (Notes 13 and 14)	—
Stockholders’ equity:
Series ‘A’ convertible preferred stock, $.001 par value; 10,000,000 shares authorized; 97,909 shares issued and outstanding	98
Series ‘A’ convertible preferred stock to be issued for accrued dividends, 35,944 shares	36
Common stock, $.001 par value; 100,000,000 shares authorized; 42,413,248 shares issued and outstanding	42,413
Additional paid-in capital	37,700,728
Accumulated deficit	(34,798,656)
Total stockholders’ equity	2,944,619
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 4,520,287

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Operations For The Years Ended December 31, 2006 And 2005

	For the Years Ended December 31,
	2006	2005
Product sales	$ 190,170	$ —
Cost of products sold	42,316	—
Gross profit	147,854	—
Operating expenses
General and administrative	10,806,932	6,224,105
Research and development	2,694,958	1,328,482
Total operating expenses	13,501,890	7,552,587
Loss from operations	(13,354,036)	(7,552,587)
Other income (expense):
Exclusivity fee income	1,500,000	—
Interest income	137,910	92,908
Interest expense, including amortization of debt discount	—	(1,292,715)
Change in fair value of warrant liability	—	318,000
Warrant repricing and other financing cost	—	(226,294)
Total other income (expense)	1,637,910	(1,108,101)
Loss before provision for income taxes	(11,716,126)	(8,660,688)
Provision for income taxes	—	—
Net loss	(11,716,126)	(8,660,688)
Preferred dividend	34,331	54,920
Net loss attributable to common stockholders	$ (11,750,457)	$ (8,715,608)
Basic and diluted loss per share	$ (0.30)	$ (0.23)
Basic and diluted loss per share attributable to common stockholders	$ (0.30)	$ (0.23)
Weighted average shares outstanding— basic and diluted	39,333,720	37,298,692

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Stockholders’ Equity For The Years Ended December 31, 2006 And 2005

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2004	34,826,655	$ 34,827	246,342	$ 246	131,377	$ (14,421,842)	$ 15,348,728	$ (6,489)	$ (14,421,842)	$ 955,601
2005:
Issuance of common stock for services	406,072	406	—	—	—	—	1,386,170	—	—	1,386,576
Shares issued as payment for convertible debt and accrued interest	584,711	585	—	—	—	—	1,674,526	—	—	1,675,111
Finance cost – shares issued at a discount	—	—	—	—	—	—	336,610	—	—	336,610
Expense recognized from repricing of warrants	—	—	—	—	—	—	226,294	—	—	226,294
Exercise of class ‘C’ warrants for cash	54,166	54	—	—	—	—	162,444	—	—	162,498
Contributed services—officer	—	—	—	—	—	—	20,000	—	—	20,000
Amortization of deferred compensation	—	—	—	—	—	—	—	4,985	—	4,985
Warrants issued for services	—	—	—	—	—	—	1,060,467	—	—	1,060,467
Series ‘A’ preferred stock accrued dividend	—	—	—	—	—	—	(54,920)	—	—	(54,920)
Shares for series ‘A’ preferred dividends	—	—	—	—	18,307	19	54,901	—	—	54,920
Conversion of series ‘A’ preferred stock	203,417	203	(203,417)	(203)	—	—	—	—	—	—
Shares issued	—	—	70,066	70	(70,066)	(70)	—	—	—	—

(continued on next page)

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Stockholders’ Equity For The Years Ended December 31, 2006 And 2005 (Continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Warrant liability reclassified upon effectiveness	—	—	—	—	—	—	260,000	—	—	—
Sale of common stock	2,500,000	2,500	—	—	—	—	7,997,500	—	—	8,000,000
Offering cost related to sale of common stock	—	—	—	—	—	—	(30,000)	—	—	(30,000)
Net loss	—	—	—	—	—	—	—	—	(8,660,688)	(8,660,688)
Balance December 31, 2005	38,575,021	38,575	112,991	113	79,618	80	28,442,720	(1,504)	(23,082,530)	5,397,454
2006:
Issuance of common stock for services	1,877,706	1,878	—	—	—	—	3,879,343	—	—	3,881,221
Common stock issued in private placement, net of offering costs of $55,839 (October 2006 - $1.55)	1,890,322	1,890	—	—	—	—	2,872,271	—	—	2,874,161
Amortization of deferred compensation	—	—	—	—	—	—	—	1,504	—	1,504
Fair value of employee options	—	—	—	—	—	—	1,918,884	—	—	1,918,884
Options and warrants issued for services	—	—	—	—	—	—	587,521	—	—	587,521
Series ‘A’ preferred stock accrued dividend	—	—	—	—	—	—	(34,331)	—	—	(34,331)

(continued on next page)

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Stockholders’ Equity For The Years Ended December 31, 2006 And 2005 (Continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Shares for series ‘A’ preferred dividends	—	—	—	—	11,443	11	34,320	—	—	34,331
Conversion of series ‘A’ preferred stock	70,199	70	(15,082)	(15)	(55,117)	(55)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(11,716,126)	(11,716,126)
Balance December 31, 2006	42,413,248	$ 42,413	97,909	$ 98	35,944	$ 36	$ 37,700,728	$ —	$ (34,798,656)	$ 2,944,619

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Cash Flows For The Years Ended December 31, 2006 And 2005

	For The Years Ended December 31
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (11,716,126)	$ (8,660,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,667	91,022
Amortization of debt issue costs and finance costs	—	873,721
Change in fair value of warrant liability	—	(318,000)
Amortization of deferred compensation	1,504	4,985
Services recognized as contributed capital	—	20,000
Stock issued for services	3,881,221	1,386,576
Options and warrants issued for services	587,521	1,060,467
Fair value of employee options	1,918,884	—
Finance cost attributed to repricing of warrants	—	226,294
Finance cost attributed to shares issued at discount	—	336,610
Changes in operating assets and liabilities:
Deferred revenue	500,000	—
Inventory	(155,471)	—
Prepaid expenses and other currents assets	69,013	65,562
Accounts payable and accrued expenses	821,745	(63,086)
Net cash used in operating activities	(3,992,042)	(4,976,537)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(92,340)	(211,981)
Capitalized patent cost	(179,404)	(108,509)
Net cash used in investing activities	(271,744)	(320,490)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and exercise of warrants for cash	2,930,000	8,162,498
Cost of sale of common stock	(55,839)	(30,000)
Payment of convertible debenture	—	(400,000)
Net cash provided by financing activities	2,874,161	7,732,498
Net (decrease) increase in cash and cash equivalents	(1,389,625)	2,435,471
Cash and cash equivalents, beginning of year	4,776,277	2,340,806
Cash and cash equivalents, end of year	$ 3,386,652	$ 4,776,277

(continued on next page)

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Cash Flows For The Years Ended December 31, 2006 And 2005 (Continued)

Supplemental Cash Flow Information:

Signalife paid interest of $1,973 and $8,608 for the years ended December 31, 2006 and December 31, 2005, respectively.  Signalife paid no income taxes for the years ended December 31, 2006 and 2005.

Supplemental Investing and Financing Activities:

During the year ended December 31, 2005, we issued an aggregate of 584,711 shares of common stock in payment of $1,600,000 of principal amount of the convertible debt described in Note 10, “Convertible Debenture Payable”, plus accrued interest of $75,111. Since the stock was issued at a discount to market value, we have recorded a financing cost of $336,610 attributable to the discount.

During the years ended December 31, 2006 and 2005, 70,199 and 203,417 shares of common stock, respectively, were issued upon conversion of an equivalent number of series ’A’ preferred stock.

During the year ended December 31, 2006, we issued 1,877,706 shares of common stock for marketing and business services, professional fees and compensation valued at $3,881,221 based on the market value of the shares issued or the services provided.

During the year ended December 31, 2005, we issued 453,143 shares of common stock for marketing and business services.  These services were valued at $1,900,774 based upon the market value of the shares at the date of issuance.  Of those shares issued, 52,391 shares of common stock valued at $190,140 based upon the market value of the shares at the date of issuance related to expenses accrued during the fourth quarter of 2004 since the services were rendered during that period.

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2006 And 2005

1.

ORGANIZATIONAL MATTERS

Signalife, Inc. (“we”, “our company” or “Signalife”) is a medical device company focused on researching, developing and marketing medical devices which monitor and measure physiological signals in order to detect diseases that impact an individual’s health.  Signalife was originally incorporated in Delaware on January 19, 1987. On November 2, 2005, we changed our name to Signalife, Inc. from Recom Managed Systems, Inc.

From our inception we have been considered a development stage company in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  However, during the fourth quarter of 2006, we commenced our planned operations as we shifted our focus from product development to selling our products, and ceased being a development stage company.

On September 19, 2002, we issued 23,400,000 (7,800,000 pre-split) shares of common stock in exchange for intangible technology (the “Signal Technologies”) to ARC Finance Group, LLC (“ARC Finance Group”).  The issuance of this stock resulted in a change of control, with the new ownership group controlling approximately 85% of the company’s outstanding stock.  At December 31, 2006, ARC Finance Group’s ownership percentage of the company’s outstanding common shares and voting securities remained over 50%.

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

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2006 And 2005 (continued)

3.

SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles used in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Specifically, our management has estimated the expected economic life and value of our patents, our net operating loss for tax purposes and our stock, option and warrant expenses related to compensation to employees and directors, consultants and investment banks.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

For certain of our financial instruments, including accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

Cash and Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased.  We maintain our cash in bank deposit accounts, which, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.

Inventory

Inventory at December 31, 2006 consists of work in process and raw materials and is valued at the lower of cost or market on the first-in, first-out basis.

Property and Equipment

We record our property and equipment at historical cost.  We expense maintenance and repairs as incurred.  Depreciation is determined using the straight-line method over three to five years.

Intangible and Long-Lived Assets

We follow SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.  Long-lived assets to be held and used, which consist of patents and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  During the years ended December 31, 2006 and 2005, no impairment loss was recognized.

Advertising Costs

Advertising costs are expensed as incurred.  For the years ended December 31, 2006 and 2005, advertising cost were not significant.

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2006 And 2005 (continued)

Research and Development Costs

Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable. Our research and development costs consist mainly of payroll and payroll related expenses, consultants, testing and Food and Drug Administration (“FDA”) regulatory expenses.

Net Loss Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share.  We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

Per share basic and diluted net loss attributable to common stockholders amounted to $0.30 and $0.23 for the years ended December 31, 2006 and 2005, respectively. For the years ended December 31, 2006 and 2005, 9,922,128 and 10,343,462 potential shares, respectively, were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share (anti-dilutive)

Revenue recognition

We are currently marketing our products and services through our company sales team and independent distributors.  On March 26, 2006, we entered into a Sales and Marketing Services Agreement with Rubbermaid Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc., to market our Fidelity 100 Monitor System in the United States on a co-exclusive basis.  In consideration of these rights, Rubbermaid paid Signalife $2,000,000 for the first year of the agreement.  This agreement was subsequently terminated on January 24, 2007 (see Note 13).  Revenue from the exclusivity fee is being recognized over the term of the agreement.  We recognized $1,500,000 as revenue during the year ended December 31, 2006.  The remaining $500,000 of the exclusivity fee is recorded as deferred revenue at December 31, 2006, and will be recognized as income in the first quarter of fiscal 2007.

We generally recognize product sales revenue upon delivery of product unless there are significant post-delivery obligations or collection is not considered probable at the time of sale.  When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled.

Stock Based Compensation

We adopted SFAS No. 123 (Revised 2004), “Share Based Payment,” under the modified-prospective transition method on January 1, 2006.  SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value.  Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2006 And 2005 (continued)

after January 1, 2006.  SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.  Prior to the adoption of SFAS No. 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Primarily as a result of adopting SFAS No. 123R, we recognized $1,918,884 in share-based compensation expense for the year ended December 31, 2006.  The expense recognized of $1,918,884 relates to the vesting of options issued to employees prior to January 1, 2006 and the options issued during the year ended December 31, 2006 that vested during the same period.  The impact of this share-based compensation expense on the company’s basic and diluted loss per share was $0.05 per share.  The fair value of the company’s stock options was estimated using the Black-Scholes option pricing model.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net loss and loss per share as required by SFAS No. 123R has been determined as if the Company had accounted for its employee stock options under the original provisions of SFAS No. 123.  The fair value of these options was estimated using the Black-Scholes option pricing model.  For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.  The pro forma expense to recognize during the year ended December 31, 2005 is as follows:

Net loss as reported	$ (8,660,688)
Current period expense included in net loss	—
Stock compensation calculated under SFAS 123	$ (1,309,639)
Pro forma net loss	$ (9,970,327)
Basic and diluted historical loss per share	$ (0.23)
Pro forma basic and diluted loss per share	$ (0.27)
Net loss attributable to common shares, as reported	$ (8,715,608)
Pro forma net loss attributable to common shares	$ (10,025,247)
Basic and diluted historical loss per share attributable to common shares	$ (0.23)
Pro forma basic and diluted loss per share attributable to common shares	$ (0.27)

Pro forma information is computed using the Black-Scholes method at the date of grant of the options based on the following assumptions ranges:  (1) risk free interest rate of 1.42% to 5.0%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 53.84% to 158.48%; and (4) an expected life of the options of 1.5 - 5 years.  The foregoing option valuation model requires input of highly subjective assumptions.  Because common share purchase options granted to employees and directors have characteristics significantly different from those

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2006 And 2005 (continued)

of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimate, the existing model does not in the opinion of our management necessarily provide a reliable single measure of fair value of common share purchase options we have granted to our employees and directors.

Income Taxes

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

Comprehensive Income

A statement of comprehensive income is not presented in our financial statements since we did not have any of the items of other comprehensive income in any period presented.

4.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the company’s first fiscal year that begins after September 15, 2006.  Management believes that this statement will not have a significant impact on the company’s financial statements.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets.”  SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose the ‘amortization method’ or ‘fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities; (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2006 And 2005 (continued)

a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.   SFAS No. 156 is effective as of the beginning of the company’s first fiscal year that begins after September 15, 2006.  Management believes that this statement will not have a significant impact on the company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−An amendment of FASB Statements No. 87, 88, 106, and 132(R)."  One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This Statement also requires an employer to measure the funded status of a plan as of the date of its year−end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87.  This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.  The company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the company’s financial statements.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109.”  Fin No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.  The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred.  Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  Fin No. 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2006 And 2005 (continued)

penalties and accounting in interim periods. Fin No. 48  is effective for fiscal years beginning after December 15, 2006.  The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations.  In such instances, the impact of the adoption of Fin No. 48 will result in an adjustment to goodwill.  While our analysis of the impact of adopting Fin No. 48 is not yet complete, management does not currently anticipate it will have a material impact on the company’s financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  We adopted SAB 108 in the fourth quarter of 2006 with no impact on our financial statements.

5.

PROPERTY AND EQUIPMENT

Our property and equipment as of December 31, 2006 is as follows:

Computer equipment	$ 218,689
Leasehold improvements	66,792
Furniture and fixtures	184,589
Software	35,658
Other equipment	40,787
Total property and equipment	546,515
Accumulated depreciation	266,984
Property and equipment, net	$ 279,531

Depreciation expense amounted to $88,520 and $79,876 during the years ended December 31, 2006 and 2005, respectively.

6.

PATENTS AND TECHNOLOGY, INCLUDING RELATED PARTY AMOUNTS

On September 19, 2002, we acquired certain know how, trade secrets and other proprietary intellectual property rights relating to the development of a human biomedical signal amplification equipment and technology from ARC Finance Group, in exchange for 23,400,000 shares of common stock (7,800,000 shares pre-split).  As a result of this transaction, ARC Finance acquired approximately 85% of the company’s outstanding shares at that time.  We have valued the technology and the common stock issued at $78,023, which was ARC Finance Group’s historical cost basis for the patents.

When we acquired the patent, we inherited a licensing agreement and therefore consider the patent to have been placed in service.  We are amortizing our initial patent, valued at $78,023, over an estimated useful life of 7 years.  The aggregate amortization expense will be approximately $33,000 over the next three years, with an expense of approximately $11,000 annually.  The remaining

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2006 And 2005 (continued)

balance in the intangible account consists of additional costs relating to our amplification technology, principally patent application costs.  We have one patent and five patent applications concerning our proprietary amplification technology.  We have recorded the value of our original patent and the additional costs relating to our amplification technology at the historical cost of $640,887, with accumulated amortization of $44,585 as of December 31, 2006.  Amortization expense amounted to $11,147 and $11,146 for the years ended December 31, 2006 and 2005, respectively.

7.

INCOME TAXES

We have eliminated substantially all prior net operating loss carryovers due to change of ownership in September 2002. We have provided no current income taxes due to the losses incurred in 2002 through 2006.  Net operating losses for tax purposes of approximately $24,700,000 at December 31, 2006 are available for carryover.  The net operating losses will expire from 2022 through 2026.  We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover due to our limited operating history since the change of control.  In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible.  A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2006 and 2005 follows:

	December 31, 2006	December 31, 2005
Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	(5)%	(5)%
Non-deductible items	9%	9%
Valuation allowance	31%	31%
Effective income tax rate	0%	0%

Significant components of deferred tax assets and liabilities are as follows:

	December 31, 2006	December 31, 2005
Deferred tax assets (liabilities):
Net operating loss carryforwards	$ 8,562,872	$ 5,530,517
Tax credits	139,106	139,106
Deferred compensation	143,170	134,272
Depreciation and amortization	(32,118)	(27,526)
Deferred tax assets, net	8,813,030	5,776,369
Valuation allowance	(8,813,030)	(5,776,369)
Net deferred tax assets	$ —	$ —

SIGNALIFE, INC.

Notes To Financial Statements

For The Years Ended December 31, 2006 And 2005
(continued)

8.

CONTINGENT SETTLEMENT PAYABLE

In conjunction with Dr. Budimir Drakulic becoming our Chief Technology Officer, we reached an agreement-in-principle with Dr. Drakulic to offer to sell common shares to certain individuals in order to protect our rights to the Signal Technologies.  As part of that agreement, we agreed that should we raise more than $2 million in certain offerings, we would pay 4% of the proceeds of those offerings greater than $2 million to those individuals up to a maximum amount of $480,350.  During 2004, we reached settlements with a number of these individuals and the remaining liability related to the agreement as of December 31, 2006 is $21,113, which is included in accounts payable and accrued expenses.

9.

PREFERRED STOCK AND WARRANT UNIT OFFERING

From October through December 2003, we raised $5,378,650 in gross proceeds from a private placement to 100 investors effected through Maxim Group, LLC (“Maxim”), a registered broker-dealer, as placement agent, pursuant to which we sold 1,792,975 series ’A’ convertible preferred shares, with each share convertible into one common share; and 896,488 Class ’C’ warrants, each warrant entitling the holder to purchase one common share for $3.75. The proceeds to our company, net of expenses, were approximately $4,806,000.  As an inducement to exercise these warrants, we later voluntarily reduced the exercise price to $3 per share in 2004.

We issued to Maxim, as compensation for acting as placement agent, a warrant exercisable into 179,292 units, each unit comprising one series ‘A’ preferred share and a common share purchase warrant exercisable into one-half common share at $3.75 per share and valued at $238,430 using the Black Scholes model.  The placement agent’s warrant is exercisable at $3.60 per share and expires five years following the date of issuance. As an inducement to exercise these warrants, we later voluntarily reduced the exercise price to $3 per share in 2004.

In accordance with Emerging Issues Task Force (“EITF”) No.00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain convertible Instruments“, a portion of the proceeds were allocated to the class ‘C’ warrants based on their relative fair value, which totaled $949,121 using the Black Scholes option pricing model.  Further, we attributed a beneficial conversion feature of $896,474 to the series ‘A’ preferred shares based upon the difference between the conversion price of those shares and the closing price of our common shares on the date of issuance.  The assumptions used in the Black Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 81.16%, (3) weighted average risk-free interest rate of 1.68%, and (4) expected life of 1.5 years as the conversion feature and warrants are immediately exercisable.  Both the fair value of the class ‘C’ warrants and the beneficial conversion feature were recorded as a dividend.

Our series ‘A’ preferred shares carry a liquidation value equal to $3 per share, are senior to all other shares of capital stock now existing or hereinafter created by our company as to dividend and liquidation rights, and have voting rights as if converted into common shares.

Our series ‘A’ preferred shares are required to pay dividends of 8% annually to be paid quarterly either in cash or in the form of additional preferred shares at the discretion of Signalife.  Any series ‘A’ preferred shares issued as a dividend will be valued at $3 per share.  During the years ended December 31, 2006 and 2005, we accrued dividends in the amount of $34,331 and $54,920, respectively.

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2006 And 2005 (continued)

To date we have elected to pay these dividends in kind through the issuance of additional preferred stock. During the year ended December 31, 2006, we committed to issue a total of 11,443 series ‘A’ preferred shares, valued at $34,331 in satisfaction of the accrued dividends.  During the year ended December 31, 2005, we committed to issue a total of 18,307 series ‘A’ preferred shares valued at $54,920 in satisfaction of the accrued dividends.

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

During the years ended December 31, 2006, and 2005, we converted 70,199 and 203,417 series ‘A’ preferred shares into an equivalent number of common shares, respectively.

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

As a result of the March 31, 2005 equity placement described in Note 11, “Other Stockholders’ Equity Transactions”, we incurred a default penalty of $600,000 at March 31, 2005, which was accrued at

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2006 And 2005 (continued)

March 31, 2005 and recorded as a financing cost in the statement of operations.  We settled this penalty in April 2005, by agreeing to a re-pricing of the warrants described below, from an exercise price of $5.75 per share to an exercise price of $2.40 per share. The increase in the fair value of the warrants resulting from the re-pricing was $226,294 that we recorded a non-cash charge in the statement of operations for 2005.

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

11.

OTHER STOCKHOLDERS’ EQUITY TRANSACTIONS

Non-Related Party Equity Transactions

2006

On March 14, 2006, we entered into a two-year consulting agreement with Mr. James M. Lyons.  Under this agreement, Mr. Lyons was to provide consulting services relating to strategic, advisory, marketing and public capital markets matters to Signalife as it rolled-out its technologies, including strategic advisory services, consulting services on mergers and acquisitions, evaluative services on joint venture relationships, general business advice, capital structure consultation, and the configuration and/or additional to management, staff and our board of directors.  After a contractual initiation fee of $15,000 payable to Mr. Lyons, as compensation for services under the agreement, we agreed to (1) pay Mr. Lyons cash compensation of $15,000 per month commencing on the nine-month anniversary date of the agreement, and (2) grant Mr. Lyons stock purchase

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2006 And 2005 (continued)

options entitling him to purchase 450,500 common shares at $2.75 per share.  The fair market value of the shares as of date of grant was $2.89 per share, resulting in a $0.14 discount from market.  The first 150,000 options were to vest on the grant date, while the balance of the options would vest on the second through twenty-fourth monthly anniversary dates to the extent that Mr. Lyons is then providing services as of such dates.  The options were to lapse if not unexercised by March 14, 2011, subject to acceleration and forfeiture provisions. We recorded an expense of $277,871 during the year ended December 31, 2006 related to the fair value of the options that vested during that period, using the Black-Scholes method based on the following assumption ranges:  (1) risk free interest rate of 4.7%-5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 70%-82%; and (4) an expected life of the options of 1.5-2 years. Subsequently, we declared the contract to be terminated ab initio for, among other things, non-performance, and cancelled all options.

Effective as of April 4, 2006, we entered into a five-year investor relations agreement with American Capital Ventures, Inc.  Under this agreement, American Capital Ventures was to provide consulting services relating to the presentation of our company to interested brokerage firms, hedge funds and institutional investors, coordinate meetings with analysts, assist in preparing and disseminating public relations and marketing materials, and provide advice in connection with financings, mergers acquisitions and buyouts..  The agreement is terminable by either party upon 90 days prior notice.  As compensation for its services, we agreed to pay American Capital Ventures (1) $15,000 cash compensation for each month the agreement remains effective, (2) 60,000 unregistered shares up front to cover American Capital Ventures’ start-up costs, with an additional 440,000 unregistered common shares payable ratably over 36 months to the extent the agreement remains effective; and (2) stock purchase options entitling American Capital Ventures to purchase 500,000 common shares at $2.98 per share, reflecting the market price for the shares as of the date of the agreement.  These options vest ratably over 36 months to the extent the agreement remains effective, and lapse if not unexercised by April 4, 2011, subject to acceleration and forfeiture provisions.  During the year ended December 31, 2006 we issued to American Capital Ventures under this agreement an aggregate of 138,225 common shares, valued at $362,188.  Additionally, we recorded an expense of $24,116 during the year ended December 31, 2006 related to the fair value of the stock purchase options that vested during that period, using the Black-Scholes method based on the following assumptions:  (13risk free interest rate of 5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 75%; and (4) an expected life of the options of 1.5 years.

On August 24, 2006, we entered into an amendment to the investor relations agreement with American Capital Ventures pursuant to which American Capital Ventures would provide additional services over a six-week period in connection with preparing promotional materials for our athlete wellness program, while deferring compensation for approximately three months with respect to performance of the initial services under the agreement.  As compensation for the additional services, we agreed to pay to American Capital Ventures (1) $30,000 cash compensation, (2) a total of 24,450 unregistered common shares payable in installments over the consulting period; and (3) stock purchase options entitling American Capital Ventures to purchase 55,552 unregistered common shares at $2.98 per share, reflecting the market price for the shares as of the date of the agreement.  These options would lapse on September 30, 2011, subject to acceleration and forfeiture provisions.  During the year ended December 31, 2006, we issued to American Capital Ventures under this amendment an aggregate of 24,450 common shares, valued at $50,905.  Additionally, we recorded an expense of $26,575 during the period related to the fair value of the additional stock purchase options that were granted during that period, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 4.7%; (2) dividend yield

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2006 And 2005 (continued)

of 0%; (3) volatility factor of the expected market price of our common stock of 69%; and (4) an expected life of the options of 1.5 years.

Following non-performance by American Capital Ventures, we determined and notified American Capital Ventures on November 3, 2006, that the aforesaid transaction, as amended, was not valid or legally enforceable at inception, to which American Capital Ventures concurred.  As a consequence, we cancelled all common shares and stock purchase options issued to American Capital.  As a result of this cancellation, the company has reversed the expense related to the issuance of stock and options taken in the quarterly periods ended June 30 and September 30, 2006..

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

Effective as of May 25, 2006, we entered into a two-year consulting agreement with Mr. Willie Gault, through his company Catch-83, G.P., to assist us in promoting our products to the National Football League (“NFL”) and various other professional and amateur teams and associations; subject to our right of the Corporation to terminate the agreement without cause upon 30 days prior notice, and to pay a two-month severance payment in such circumstances.  Under the terms of the agreement, Catch-83 is entitled to receive:  (1) cash compensation of $5,000 per month, to be increased to $7,500 per month upon the development of a testing protocol for the NFL; (2) a $100,000 cash bonus upon five NFL teams adopting the use of the Heart Monitors; (3) the grant of 25,000 five-year common share purchase options exercisable at $1 per share (reflecting a $1.98 per share discount to market) which are fully vested; and (4) the grant of 100,000 fully-vested five-year common share purchase options to be priced at market value upon each of (i) the development of a testing protocol and (ii) five NFL teams adopting the use of the Heart Monitors.  The options to purchase 25,000 are fully vested, and lapse if unexercised on May 25, 2011, subject to acceleration and forfeiture provisions.  We have recorded an expense of $55,348 during the year ended December 31, 2006to reflect the vesting of the 25,000 options using the Black-Scholes method based on the following assumption ranges:  (1) risk free interest rate of 5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 80%; and (4) an expected life of the options of 1.5 years.  During the year ended December 31, 2006, we also issued a total of 34,604 common shares to Mr. Gault on behalf of Catch-83 in satisfaction of our monthly cash payment obligation under the consulting agreement. We valued these shares at $68,163.

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

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2006 And 2005 (continued)

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

On June 1, 2006, we issued to a consultant, Garud Technologies, options to purchase a total of 100,000 common shares at $2.35 per share, reflecting the fair market value of the shares as of that date.  These options were granted pursuant to the terms of a consulting agreement whereby Garud Technologies would provide product development services.  The options vest in equal installments quarterly over a period of two years commencing September 1, 2006, and lapse if unexercised on June 1, 2011, subject to acceleration and forfeiture provisions.  We have recorded an expense of $13,617 during the year ended December 31, 2006 related to the fair value of the options that are expected to vest during that period, using the Black-Scholes method based on the following assumption ranges:  (1) risk free interest rate of 4.7% to 5.0%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 70% to 77%; and (4) an expected life of the options of 1.5 to 2 years.  This consulting agreement was terminated on October 23, 2006, and all unvested options were forfeited.

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

On June 14, 2006, we entered into a new investment banking agreement with Maxim Group, LLC, pursuant to this agreement Maxim would provide non-exclusive investment banking, strategic advising and financial advising services to Signalife.  This agreement superceded and replaced an investment banking agreement previously entered into with Maxim on June 10, 2005.  The new agreement provided that we would pay to Maxim a nonrefundable retainer of $100,000, plus twelve monthly retainer payments of $12,500 commencing July 1, 2006. $25,000 of the nonrefundable retainer was paid during the quarter ended September 30, 2006 and the remaining balance of $75,000 was paid prior to December 31, 2006.  As additional compensation under this agreement, we granted Maxim warrants to purchase 750,000 common shares at $2.75 per share, and cancelled 500,000 warrants previously granted on June 10, 2005 in connection with the superceded agreement.  These new warrants contain a cashless exercise provision and lapse, to the extent unexercised, on June 14, 2011.  The warrants vest as follows: 300,000 at grant, 100,000 at December 14, 2006, 150,000 at March 14, 2007 and 200,000 at June 14, 2007.  After taking into consideration the fair value of 500,000 warrants granted on June 10, 2005 which were cancelled, the incremental fair value of the warrants was estimated at $206,710 under the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 75%, (3) weighted-average risk-free interest rate of 5%, and (4) expected life of 1.5 years.  During the current period, we have recorded an expense of $82,684 for the vested warrants.  As an inducement for Maxim and its clients to exercise their warrants, we also repriced certain outstanding common stock purchase warrants granted to Maxim and its clients from an exercise price of $3.00 per share to a new exercise price of $2.50 per share. We have recorded an expense of $95,578 to reflect the incremental fair value of the repriced

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2006 And 2005 (continued)

warrants under the Black-Scholes option-pricing model computed as of the date of modification using the following assumptions:  (1) dividend yield of 0%, (2) expected volatility of 75%, (3) weighted-average risk-free interest rate of 5%, and (4) expected life of 1.5 years.

On July 14, 2006, we issued to an employee options to purchase a total of 12,500 common shares at $2.85 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of four years commencing October 14, 2006, and lapse if unexercised on July 14, 2011, subject to acceleration and forfeiture provisions.

On August 15, 2006, we issued to an employee options to purchase a total of 15,000 common shares at $2.09 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of four years commencing November 15, 2006, and lapse if unexercised on August 15, 2011, subject to acceleration and forfeiture provisions.

On September 16, 2006, we issued to an employee options to purchase a total of 25,000 common shares at $2.09 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of two years commencing January 1, 2007, and lapse if unexercised on September 16, 2011, subject to acceleration and forfeiture provisions.

On October 1, 2006, we issued to an employee options to purchase a total of 50,000 common shares at $2.39 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of two years commencing December 16, 2006, and lapse if unexercised on October 1, 2011, subject to acceleration and forfeiture provisions

On October 13, 2006, we issued to an employee options to purchase a total of 25,000 common shares at $1.76 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of two years commencing January 13, 2006, and lapse if unexercised on October 13, 2011, subject to acceleration and forfeiture provisions.

On October 31, 2006, we closed several private placements to accredited institutional investors pursuant to which we received gross proceeds of $2,500,000 from Trellus Partners, LP, an existing shareholder, and its affiliates, and $430,000 from three new shareholders through the sale of a total of 1,890,322 common shares priced at $1.55 per share, together with five-year warrants entitling the holders to purchase a total of 756,129 common shares at $2.23 per share.  Maxim Partners, LLC acted as placement agent with respect to procuring the three new shareholders, and was paid a cash commission of $32,250, or 7.5% of the proceeds raised from the new shareholders, plus five-year placement agents warrants entitling it to purchase units comprised of 27,742 common shares at $1.55 per share, plus warrants entitling it to purchase a total of 11,097 common shares at $2.23 per share.

During the year ended December 31, 2006, in addition to the shares described above, we issued in the aggregate 1,877,706 common shares for payroll, legal & professional and business services.  These shares were valued at $3,881,221 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the date of issuance.

2005

Effective February 1, 2005, we issued options to seven non-executive employees entitling them to purchase a total of 92,000 common shares at an exercise price of $4.05 per share, reflecting the fair market value of the shares as of that date.  These options vest quarterly over a period of four year

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2006 And 2005 (continued)

based upon the continuous provision of services and lapse, to the extent not exercised, on January 31, 2010, subject to acceleration and forfeiture provisions.

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

On June 10, 2005, we entered into an investment banking agreement with Maxim Group, LLC.  Pursuant to this agreement, Maxim will provide non-exclusive investment banking, strategic advising and financial advising services to Signalife, and will have certain rights to manage or co-manage any public offering and to participate in future private placements.  As partial compensation under this agreement, we granted Maxim a fully-vested warrant to purchase 500,000 common shares at $4.77 per share.  The warrants, which contain a cashless exercise provision, lapse if unexercised on June 10, 2010. The fair value of the warrants was estimated at $912,986 under the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions:  (1) dividend yield of 0%, (2) expected volatility of 98.96%, (3) weighted-average risk-free interest rate of 2.5%, and (4) expected life of 1.5 years.  This warrant was cancelled on June 14, 2006 as part of a new investment banking agreement entered into with Maxim.

On June 15, 2005, we issued to an employee options to purchase a total of 200,000 common shares at $4.01 per share, reflecting the fair market value of the shares as of that date.  The options vest over a period of four quarters, and lapse if unexercised on June 15, 2010.

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2006 And 2005 (continued)

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

During the year ended December 31, 2005, we issued in the aggregate 406,072 common shares for business services.  These services were valued at $1,386,576 based upon the fair market value of the shares determined as the closing stock price at the date of issuance.

During the year ended December 31, 2005, we issued an aggregate of 584,711 shares of common stock in payment of $1,600,000 of principal amount of the convertible debt described in Note 10 plus accrued interest of $75,111.  Since the stock was issued at a discount to market value, we recorded a financing cost of $336,610 attributable to the discount.

During the year ended December 31, 2005, we issued 54,166 common shares upon exercise of an equivalent number of class “C” warrants, for cash proceeds of $162,498.

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

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2006 And 2005 (continued)

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

On August 8, 2006, we issued to a director, Ms. Norma Provencio, as compensation for further serving as the chairman of the audit committee of our board of directors, options to purchase 30,000 common shares at $2.46 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 8, 2006, and lapse if unexercised on August 8, 2011, subject to acceleration and forfeiture provisions.

On August 8, 2006, we issued to each of two directors, Ms. Jennifer Black and Mr. Rowland Perkins, as compensation for further serving on the audit committee of our board of directors, options to purchase 28,000 common shares at $2.46 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 8, 2006, and lapse if unexercised on August 8, 2011, subject to acceleration and forfeiture provisions.

On August 8, 2006, we issued to each of three directors, Mr. Rowland Perkins, Mr. Ellsworth Roston, and Ms. Jennifer Black, as compensation for further serving on the compensation committee of our board of directors, options to purchase 5,000 common shares at $2.46 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 8, 2006, and lapse if unexercised on August 8, 2011, subject to acceleration and forfeiture provisions.

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2006 And 2005 (continued)

On August 23, 2006, we issued to a director, Mr. Rowland Perkins, as compensation for further serving on our board of directors, options to purchase 28,000 common shares at $2.11 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 23, 2006, and lapse if unexercised on August 23, 2011, subject to acceleration and forfeiture provisions.

On June 26, 2006, we agreed with extend the loan-out agreement with B World Technologies pursuant to which Dr. Budimir Drakulic provides his services as our Chief Technology Officer for a period of ten years until June 26, 2016, subject to our review of compensation payable to B World Technologies.

On October 2, 2006, upon review and modification of the loan-out agreement with B World Technologies pursuant to which Dr. Budimir Drakulic provides his services as our Chief Technology Officer, we granted to B World Technologies an additional 350,000 common shares outright, and also granted it options entitling it to purchase an additional 300,000 common shares at $6 per share, reflecting a premium to market.  We also agreed to grant to B World Technologies an additional 200,000 common shares on October 2, 2008 in the event that Dr. Drakulic is then employed, and the price for our common shares is at least $3 per share, provided that if the total value of such shares as of such date exceeds $750,000, then such lesser number of shares shall be granted with a value of $750,000.  On November 14, 2006, in view of additional responsibilities assumed by B World Technologies through Dr. Drakulic and further modification of the loan-out agreement, we granted to B World Technologies an additional 520,000 common shares while cancelling the obligation to issue it the aforesaid 300,000 common shares and 200,000 common share purchase options.

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

On November 1, 2006, we issued to a director, Mr. Ellsworth Roston, as compensation for further serving on our board of directors, options to purchase 28,000 common shares at $1.62 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 1, 2006, and lapse if unexercised on October 31, 2011, subject to acceleration and forfeiture provisions.

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

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2006 And 2005 (continued)

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

On July 22, 2005, we issued to a director, Ms. Lucy Duncan-Scheman, as compensation for serving on our compensation committee, options to purchase 5,000 common shares at $3.43 per share,

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2006 And 2005 (continued)

reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year retroactive to March 21, 2005, and lapse if unexercised on March 21, 2010.

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

12.

 COMPENSATORY OPTIONS AND WARRANTS OUTSTANDING

Stock Plans

On November 1, 2002, our Board of Directors approved the establishment of the 2002 Stock Plan (the “2002 Stock Plan”).  Our shareholders approved the plan on June 5, 2003.  The total number of common shares available for grant and issuance under the plan may not exceed 6,000,000 (2,000,000 pre-split) shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions.  Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the committee or the Board of Directors.  At December 31, 2006, there were there were 3,938,500 common shares issued or reserved for issuance under the 2002 Stock Plan, and 536,396 common shares available for issuance.

On March 31, 2003, our Board of Directors approved the establishment of the 2003 Nonqualified Stock Option And Stock Plan (the “2003 Stock Plan”).  The 2003 Stock Plan allows the Board to grant common stock purchase options or issue free-trading or restricted common stock from time to time to our employees, officers, directors and consultants.  The total number of common shares available for grant and issuance under the plan may not exceed 1,500,000 (500,000 pre-split) shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions.  Options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors.  Options granted under the 2003 Stock Plan will not qualify under Section 422 of the Internal Revenue Code as incentive stock options.  At December 31, 2006, there were there were no common shares issued or reserved for issuance under the 2003 Stock Plan, and 8,251 common shares available for issuance.

On May 30, 2006, our Board of Directors and majority stockholder adopted the Signalife, Inc. 2006 Omnibus Equity Compensation Plan (the “2006 Stock Plan”), which was formally implemented by

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2006 And 2005 (continued)

the company on June 5, 2006.  The 2006 Stock Plan is an evergreen plan pursuant to which the company will maintain the stock pool (including shares reserved for prospective issuance) at 15% of the company’s outstanding common shares.  The pool is adjusted at the end of every quarter to reflect any increases in outstanding common shares. At December 31, 2006, the size of the pool was 6,386,388 common shares based upon the total number of common shares outstanding as of that date.  At December 31, 2006, there were there were 370,563 common shares issued or reserved for issuance under the 2003 Stock Plan (subject to approval of the issuance of the shares for issuance by AMEX upon exercise of the underlying options), and 6,015,825 common shares available for issuance.

Stock Purchase Options And Warrants Issued

The following table summarizes information with respect to common stock issuable under all stock purchase options and warrants issued by the company for the years ended December 31, 2006 and 2005, including common share equivalents issuable under series ’A’ preferred share purchase warrants:

	December 31, 2006		December 31, 2005
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the year	10,150,853	$ 2.43	4,658,894	$ 2.27
Granted during the year	2,866,469	$ 1.86	6,091,000	$ 2.72
Exercised during the year	—	$ -	(54,166)	$ 3.00
Forfeited, cancelled ,lapsed or expired during the year	(3,095,194)	$ 2.44	(544,875)	$ 4.24
Outstanding at end of the year	9,922,128	$ 2.44	10,150,853	$ 2.43
Exercisable at end of the year	8,689,690	$ 2.27	7,657,353	$ 2.24

The number and weighted average exercise prices of all common shares and common share equivalents issuable under and stock purchase options and warrants outstanding as of December 31, 2005 and 2004 is as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$0.01 to $0.99	1,197,000	1.2	$ 0.92
$1 to 1.99	3,030,742	2.9	$ 1.61
$2 to 2.99	2,029,790	3.6	$ 2.39
$3 to $3.99	3,103,096	2.7	$ 3.14
$4 to $4.99	499,000	2.9	$ 4.14

SIGNALIFE, INC.

Notes To Financial Statements

For The Years Ended December 31, 2006 And 2005
(continued)

$5 to $5.99	27,500	3.0	$ 5.05
$6 to $6.99	35,000	2.4	$ 6.20

13.

LEGAL PROCEEDINGS

On March 30, 2006, a complaint was filed in the Los Angeles County Superior Court against Signalife, each of its current directors, ARC Finance Group, Tracey Hampton, Mitchell Stein, and Atlas Stock Transfer Corporation, entitled Marvin Fink, individually, and Marvin Fink as Trustee of the Fink Family Trust, Plaintiffs, vs. Signalife, Inc., et al, Defendants.  In the complaint, Mr. Fink alleges various causes of action including, without limitation, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, deceit, fraud, and negligence, and seeking damages and a mandatory injunction forcing Signalife to accept a legal opinion letter from Mr. Fink's legal counsel and to remove a restrictive legend from his Signalife common shares.  The gravamen of the complaint is that the defendants induced Mr. Fink to enter into an employment agreement with Signalife in 2002 providing for payment of compensation in the form of 2,100,000 shares of restricted stock, but have since refused to remove the restrictive legend from the shares to allow Mr. Fink to sell the shares on the public market under SEC Rule 144.  Signalife believes that Mr. Fink's claims are without basis and is vigorously defending the action.  On May 30, 2006, the company and other defendants filed Demurrers and Special Motions to Strike attacking each cause of action and the complaint as a whole as legally deficient and lacking in evidentiary support, and seeking dismissal of the action in its entirety on this and other grounds.  A Motion to Quash challenging personal jurisdiction was also filed on behalf of certain of the individual defendants, which the Court granted, resulting in dismissal of four directors from the suit.  Subsequently, plaintiffs filed a First Amended Complaint, to which defendants filed renewed Demurrers and Special Motions to Strike.  At a hearing held on September 1, 2006, the Court denied defendants' Special Motions to Strike, and granted in part and denied in part the Demurrers, with leave to amend.  Defendants filed a Notice of Appeal of the Court's ruling denying their Special Motions to Strike which has resulted in a stay of the lawsuit pending the appeal.  Fink filed a motion to dismiss the appeal as frivolous and a motion for sanctions, which the Court of Appeal summarily denied, and the appeal remains pending.  While Signalife denies any liability to Mr. Fink and intends to vigorously contest Mr. Fink’s claims, we cannot make an evaluation of the likely outcome of the case or the amount or range of any possible loss or recovery.  Based upon certain actions of Mr. Fink the company is currently investigating, the company shall seek a determination or shall use self-help to issue a stop transfer notification on all of Mr. Fink’s shares for fraud and breach of contract.  To date, neither of these remedies have been pursued yet by the company.

On January 24, 2007, Signalife filed a complaint in the General Court of Justice of the State of North Carolina captioned Signalife, Inc., plaintiff, vs Rubbermaid Inc., Newell Rubbermaid Inc., Gary Scott and David Hicks, Superior Court Division of the General Court of Justice of the State of North Carolina, County of Mecklenburg, alleging fraud, breach of fiduciary duty, breach of contract and unfair trade practices, and seeking damages of $20 million.  Signalife’s complaint is grounded in the failure and refusal of Rubbermaid, Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc., as Signalife’s exclusive third-party agent under a Sales and Marketing Services Agreement (the “Marketing Agreement”) entered into with Rubbermaid on March 26, 2006, to put together at its cost a national sales force to market Signalife’s Fidelity 100 Monitor System, and to advertise and otherwise use commercially reasonable efforts to vigorously promote the sale and marketing of the Fidelity 100, as required under the Marketing Agreement.  Rubbermaid concurrently filed a complaint against Signalife on January 24, 2007 in the United States District Court of North Carolina captioned Rubbermaid Incorporated, plaintiff, vs. Signalife, Inc., defendant; United States District Court, Western District, North Carolina, alleging negligent misrepresentation, breach of

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2006 And 2005 (continued)

representation and warranty, and breach of contract, and seeking damages in excess of $75,000.  Rubbermaid’s principal factual allegation is that Signalife failed to meet projections that the company would independently sell 300 Fidelity 100 units in 2006.  Rubbermaid makes this assertation notwithstanding that there is no representation, covenant or undertaking in the extensive, comprehensive and thoroughly negotiated Marketing Agreement requiring Signalife to sell any Fidelity 100 units whatsoever, much less 300 units, and that the Marketing Agreement also contains an integration clause that would preclude Rubbermaid from making any such claim if not otherwise contained in the agreement.  Rubbermaid also alleges, without providing any support, that the Fidelity 100 was not commercially ready for sale.  Rubbermaid makes this assertation notwithstanding extensive product due diligence by Rubbermaid in entering into the Marketing Agreement, the fact that Signalife has been actively selling the units through its in-house sales staff, and the fact that Signalife has provided to Rubbermaid extensive documentation as to all operational and technical issues, including attestation as to the commercial use and results of the Fidelity 100 by a number of physicians who use the units in their practices.  Signalife denies the validity of Rubbermaid’s allegations, and believes that they are merely a pretext raised by Rubbermaid in anticipation of Signalife’s complaint, and to otherwise enable Rubbermaid to avoid performing its obligations under the Marketing Agreement (which Signalife had previously estimated in its SEC filings would cost Rubbermaid approximately $4-5 million to perform). On January 29, 2007, Signalife filed a motion in Rubbermaid's federal court lawsuit to dismiss that lawsuit or, in the alternative, stay the lawsuit pending the resolution of the lawsuit filed in state court by Signalife.  The federal court has not ruled on Signalife's motion to dismiss/stay.  On February 2, 2007, Rubbermaid removed Signalife's state court lawsuit to federal court, claiming diversity of citizenship jurisdiction.  On February 27, 2007, Signalife filed a motion to remand the case back to the state court.  The federal court has not ruled on Signalife's motion to remand.  While Signalife denies any liability to Rubbermaid and intends to vigorously contest Rubbermaid claims and also intends to pursue the company’s claims, we cannot make an evaluation of the likely outcome of the case or the amount or range of any possible loss or recovery.

14.

COMMITMENTS AND CONTINGENCIES

The Company currently leases its office space located in Greenville, South Carolina under a non-cancelable operating lease that expires in June 2008.  The Company also leases office space in Studio City, California under a month-to-month lease.  The company may terminate this lease upon 30 days’ notice and the payment of two months rent.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
Year ending December 31,
2007	$ 45,109
2008	38,779
$ 83,888

Rent expense for the years ended December 31, 2006 and 2005 was $186,963 and $153,563, respectively.

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2006 And 2005 (continued)

The company has employment agreements with certain executive officers, the terms of which expire at various times through April 2010.  Such agreements provide for minimum salary levels adjusted for performance based on review by our board of directors.  The aggregate commitment for future salaries at December 31, 2006, excluding bonuses, was $530,000.

15.

RELATED PARTY TRANSACTIONS

During the years ended December 31, 2006 and 2005, we incurred legal fees to a law firm of which one of our directors, Mr. Ellsworth Roston, is a partner.  The fees incurred for years ended December 31, 2006 and 2005 were $233,743 and $162,603, respectively.  Of these amounts, $179,404 and $108,509, respectively, were capitalized as patent costs.

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

16.

SUBSEQUENT EVENTS

On January 25, 2007, we entered into a Loan Agreement with S.E.S. Capital, LLC (“SES Capital”), an accredited investor, pursuant to which SES Capital has established a credit line in the amount of $10 million under which Signalife may draw down advances at any time over a three-year term.  Interest will accrue on any advance at the rate of 7% per annum.  Under the Loan Agreement, SES Capital will at all times maintain $1 million in a bank account under which Signalife may withdraw the advances, and Signalife may withdraw up to $100,000 with respect to each such advance.  When Signalife withdraws an advance, SES Capital will have 30 days to replenish the account.  Principal and interest is payable in a balloon payment on February 25, 2010, although Signalife may pay off principal and interest at any time without penalty.  To date, we have made one $100,000 draw against the line of credit, and have notified the lender that we will continue borrowing over the next several months.

Signalife reserves the right at any time to fully or partially convert unpaid principal and interest into common shares at a conversion rate equal to $3.15 per share or, if greater, the fair market value of those shares on AMEX as of the date of a draw request.  As additional compensation for any conversion, Signalife will issue SES Capital a five-year warrant entitling it to purchase a number of common shares equal to 25% of the shares received upon conversion at the same price as the conversion price.  These warrants are subject to standard capital adjustments, but do not contain price adjustments predicated on future offerings, including weighted-average or full-ratchet price adjustments.

As compensation for the extension of the credit line, Signalife has agreed to immediately issue to SES Capital a five-year warrant entitling it to purchase 200,000 common shares at $2.15 per share, reflecting a 12% premium to the fair market value of those shares on AMEX as of the date of the Loan Agreement.  These warrants are subject to standard capital adjustments, but do not contain price adjustments predicated on future offerings, including weighted-average or full-ratchet price adjustments.

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2006 And 2005 (continued)

Under the Loan Agreement, we are obligated to use our best efforts to file a registration statement with the SEC to register the common shares sold and the common shares issuable upon the conversion of the warrants within 90 days of demand therefore by SES Capital, and to cause such registration statement to be declared effective by the SEC within four months of filing.  In the event that we fail to satisfy those obligations, then SES Capital will be entitled, as its sole remedy, to net issue or “cashless” exercise rights under the warrants.

On February 13, 2007, as additional compensation under a consulting agreement, we issued options to a consulting physician entitling him to purchase a total of 200,000 common shares at $1.92 per share, reflecting the seven-day average closing price for those shares on AMEX, in connection with the provision of technical advice and assistance relating to the marketing of our products.  The options vest one-half upon grant and the balance on May 13, 2007, and lapse if unexercised on February 12, 2011.

On March 6, 2007, as additional compensation under a consulting agreement, we issued options to a consulting physician entitling him to purchase a total of 200,000 common shares at $1.92 per share, reflecting the fair market value of the shares as of that date, in connection with the provision of technical advice and assistance relating to the marketing of our products.  The options were fully vested upon grant, and lapse if unexercised on March 5, 2011.

In March 2007, we issued 500,000 common shares to MDJ Corp. as compensation for services provided for the first quarter of fiscal 2007 under an Investor Relations Agreement with MJD Corp dated effective January 1, 2007.  Under this agreement, MJD handles all investor relations and media matters for the company, including arrangement of interviews and the purchase, placement and distribution of media time.

Since January 1, 2007, pursuant to a previously negotiated arrangement that had been suspended during the Rubbermaid negotiations and contractual undertakings, we have issued a total of 696,853 common shares to or for the benefit of the principal of The Silve Group as compensation for the provision of product marketing and distribution services rendered by that company during the first quarter of fiscal 2007 in connection with organizing, introducing us to and procuring specific international sales and distribution channels, partners and relationships.  The contractual relationship did not take effect until the beginning of 2007, when Signalife requested that the company begin performing services.

Since January 1, 2007, a total of 881,820 common shares were issued to or for the benefit of the principal of Performance Capital Corp as compensation for the provision of strategic advisory and planning services rendered by that corporation during the first quarter of fiscal 2007.

SIGNATURES OF EXECUTIVE OFFICERS AND DIRECTORS

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this annual report on form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2007.

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

By:	/s/ Pamela M. Bunes
Pamela M. Bunes		President, Chief Executive Officer and Director	March 30, 2007
By:	/s/ Ellsworth Roston*		March 30, 2007
Ellsworth Roston		Director
By:	/s/ Lowell T. Harmison*		March 30, 2007
Lowell T. Harmison		Director
By:	/s/ Jennifer Black*		March 30, 2007
Jennifer Black		Director
By:	/s/ Norma Provencio*		March 30, 2007
Norma Provencio		Director
By:	/s/ Rowland Perkins*		March 30, 2007
Rowland Perkins		Director
By:	/s/ Charles H. Harrison*		March 30, 2007
Charles H. Harrison		Director
* By:	/s/ Pamela M. Bunes
Pamela M. Bunes, Agent-In Fact