Form 10QSB
period 2007-03-31
SIGNALIFE, INC.
filed 2007-05-15
CIK 810365

05/15/2007">

United States

Securities And Exchange Commission

Washington, D.C. 20549

_________________

FORM 10-QSB

_________________

(Mark One)

☒	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended March 31, 2007
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 5, 2007, there were issued and outstanding or accrued for issuance a total of 45,714,742 shares of common stock, par value $0.001 per share and 14,574 shares of series ‘A’ preferred stock, par value $0.001 per share (plus an additional 38,619 unissued series ‘A’ preferred shares accrued as dividends for issuance).

Table Of Contents

ADVISEMENTS

ii

INTERIM FINANCIAL STATEMENTS FOR THE THREE MONTH INTERIM PERIODS ENDED MARCH 31, 2007 AND 2006

1

Balance Sheet

F-1

Statements Of Operations

F-2

Statement Of Stockholders’ Equity

F-3

Statements Of Cash Flows

F-4

Notes To Interim Financial Statements

F-6

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2

General

2

Overview

2

Results of Operations

3

Plan Of Operation

4

Capital Resources

4

Critical Accounting Policies

6

Recent Accounting Pronouncements

7

UNCERTAINTIES AND OTHER RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

7

Risks Relating To An Investment In Our Securities

10

CONTROLS AND PROCEDURES

14

Evaluation Of Disclosure Controls And Procedures

14

Changes In Internal Control Over Financial Reporting

14

LEGAL PROCEEDINGS

14

CHANGES IN SECURITIES AND USE OF PROCEEDS

16

Recent Sales Of Unregistered Equity Securities

16

Use Of Proceeds Of Registered Offerings

16

Repurchases Of Equity Securities

16

DEFAULTS UPON SENIOR SECURITIES

16

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

16

OTHER INFORMATION

16

Matters Not Previously Reported On Form 8-K

16

Voluntary Reports

16

Material Changes To Director Nominee Procedures

17

EXHIBITS

17

SIGNATURES

17

-i-

ADVISEMENTS

Unless the context requires otherwise, “Signalife”, “the company”, “we”, “us”, “our” and similar terms refer to Signalife, Inc., formerly known as Recom Managed Systems, Inc.  Our common stock, par value $.001 per share, and our series ‘A’ preferred stock, par value $.001 per share, are commonly referred to in this quarterly report as our “common shares” and “series ‘A’ preferred shares”, respectively.  The information in this quarterly report is current as of the date of this quarterly report (March 31, 2007), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the three-month interim period ended March 31, 2007 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ended December 31, 2007.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction with the annual financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-KSB for our fiscal year ended December 31, 2006, as it may be amended, together with any reports, statements and information filed with the United States Securities and Exchange Commission (the “SEC”) relating to periods or events occurring after December 31, 2006.

In this quarterly report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results.  These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances.  You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions.  When reading any forward looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:  (1) whether or not a market for our various heart monitoring devices and services develops and physicians, patients, insurance companies and government and other third-party reimbursement agents accept those products and services and, if a market develops, the pace at which it develops; (2) our ability to successfully sell our various heart monitoring devices and services to the extent a market develops; (3) our ability to attract the qualified personnel to implement our growth strategies; (4) our ability to develop sales, marketing and distribution capabilities for our biomedical devices and services, either internally or through outside contractors or partners; (5) the success of our research and development activities in developing additional heart monitoring devices and other biomedical devices using our proprietary technologies, and our ability to obtain federal or state regulatory approvals governing those biomedical products and services; (6) the accuracy of our estimates and projections; (7) our ability to fund our short-term and long-term financing needs; (8) changes in our business plan and corporate strategies; and (9) other risks and uncertainties discussed in greater detail in the sections of this quarterly report, including those captioned “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and “Uncertainties And Risk Factors That May Affect Our Future Results And Financial Condition”.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this report as well as other public reports we file with the SEC, including our annual report on form 10-KSB for our fiscal year ended December 31, 2006, as it may be amended.  You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.  We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

-ii-

SIGNALIFE, INC.

INTERIM FINANCIAL STATEMENTS
FOR THE
THREE MONTH INTERIM PERIODS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

Contents

-

SIGNALIFE, INC. Balance Sheet March 31, 2007 (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 1,151,480
Inventory	147,086
Prepaid sales commissions	1,698,951
Prepaid expenses and other current assets	90,386
Total current assets	3,087,903
Property and equipment, net of accumulated depreciation of $289,691.	258,606
Intangible – patents, including related party amounts, net of accumulated amortization of $47,371	594,166
TOTAL ASSETS	$ 3,940,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 489,912
Line of credit	100,000
Total liabilities	589,912
Commitments and contingencies	—
Stockholders’ equity:
Series ‘A’ convertible preferred stock, $.001 par value; 10,000,000 shares authorized; 14,574 shares issued and outstanding	14
Series ‘A’ convertible preferred stock to be issued for accrued dividends, 38,619 shares	39
Common stock, $0.001 par value; 100,000,000 shares authorized; 44,866,515 shares issued and outstanding	44,867
Additional paid-in capital	43,167,843
Accumulated deficit	(39,862,000)
Total stockholders’ equity	3,350,763
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 3,940,675

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Operations For The Three Months Ended March 31, 2007 And 2006 (Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Product sales	$ —	$ —
Cost of products sold	—	—
Gross profit	—	—
Operating expenses:
Research and development	285,271	169,263
General and administrative	5,325,725	2,320,296
Total operating expenses	5,610,996	2,489,559
Loss from operations	(5,610,996)	(2,489,559)
Other income:
Exclusivity fee income	500,000	—
Interest income	47,652	42,179
Total other income	547,652	42,179
Loss before provision for income taxes	(5,063,344)	(2,447,380)
Provision for income taxes	—	—
Net loss	(5,063,344)	(2,447,380)
Preferred dividend	8,024	11,169
Net loss attributable to common stockholders	$ (5,071,368)	$ (2,458,549)
Basic and diluted loss per share	$ (0.12)	$ (0.06)
Weighted average shares outstanding— basic and diluted	43,416,803	38,655,399

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statement Of Stockholders’ Equity For The Three Months Ended March 31, 2007 (Unaudited)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2006	42,413,248	$ 42,413	97,909	$ 98	35,944	$ 36	$ 37,700,728	$ (34,798,656)	$ 2,944,619
Issuance of common stock for services	2,369,932	2,370	—	—	—	—	4,444,224	—	4,446,594
Fair value of employee options	—	—	—	—	—	—	380,946	—	380,946
Options and warrants issued for services	—	—	—	—	—	—	641,948	—	641,948
Series ‘A’ preferred stock accrued dividends	—	—	—	—	—	—	(8,024)	—	(8,024)
Shares for series ‘A’ preferred dividends	—	—	—	—	2,675	3	8,021	—	8,024
Conversion of series ‘A’ preferred stock	83,335	84	(83,335)	(84)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(5,063,344)	(5,063,344)
Balance March 31, 2007	44,866,515	$ 44,867	14,574	$ 14	38,619	$ 39	$ 43,167,843	$ (39,862,000)	$ 3,350,763

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Cash Flows For The Three Months Ended March 31, 2007 And 2006 (Unaudited)

	For the Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (5,063,344)	$ (2,447,380)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,493	27,999
Amortization of deferred compensation	--	207
Stock issued for services	4,446,594	385,989
Options and warrants issued for services	641,948	251,421
Fair value of stock options under SFAS 123R	380,946	559,603
Changes in assets and liabilities:
Inventory	8,385	(100,264)
Prepaids and other currents assets	(1,687,006)	65,066
Accounts payable and accrued expenses	(585,756)	34,818
Deferred revenue	(500,000)	2,000,000
Net cash provided by (used in) operating activities	(2,332,740)	777,459
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,782)	(14,703)
Capitalized patent cost	(650)	(23,389)
Net cash used in investing activities	(2,432)	(38,092)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net	100,000	--
Net cash provided by financing activities	100,000	--
Net Increase (decrease) in cash and cash equivalents	(2,235,172)	739,367
Cash and cash equivalents, beginning of period	3,386,652	4,776,277
Cash and cash equivalents, end of period	$ 1,151,480	$ 5,515,644

(continued on next page)

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Cash Flows For The Three Months Ended March 31, 2007 And 2006 (Unaudited) (Continued)

Supplemental Cash Flow Information:

Signalife paid no interest for the three month periods ended March 31, 2007 or 2006.  Signalife paid no income taxes for the three month interim periods ended March 31, 2007 or 2006.

Supplemental Investing and Financing Activities:

For the three month interim periods ended March 31, 2007 and 2006, the company has accrued $8,024 and $11,169, respectively, in dividends related to its series “A” preferred stock.  Such dividends are a non-cash charge as they will be paid in-kind.

During the three month interim periods ended March 31, 2007 and 2006, 83,335 and 14,356 shares of common stock, respectively, were issued upon conversion of an equivalent number of shares of series “A” preferred stock.

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three Months Ended March 31, 2007 And 2006 (Unaudited)

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

On September 19, 2002, we issued 23,400,000 (7,800,000 pre-split)  common shares in exchange for intangible technology (the “Signal Technologies”) to ARC Finance Group, LLC (“ARC Finance Group”).  The issuance of this stock resulted in a change of control, with the new ownership group controlling approximately 85% of the company’s outstanding stock.  At March 31, 2007, ARC Finance Group’s ownership percentage of the company’s outstanding common shares and voting securities was approximately 49.5%.

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

2.

BASIS OF PRESENTATION

The accompanying interim unaudited financial statements have been prepared by Signalife in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and disclosures normally present in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The company believes that the disclosures provided are adequate to make the information presented not misleading.  These accompanying interim unaudited financial statements and these explanatory notes should be read in conjunction with the audited annual financial statements and accompanying explanatory notes for the year ended December 31, 2006 as disclosed in the company’s 10-KSB for that year as filed with the SEC, as such report may be amended.

The results of the three-month interim period ended March 31, 2007 are not necessarily indicative of the results to be expected for the pending twelve-month period ending December 31, 2007.

.

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three Months Ended March 31, 2007 And 2006 (Unaudited) (Continued)

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

Fair Value of Financial Instruments

For certain of our financial instruments, including accounts payable, accrued expenses and line of credit, the carrying amounts approximate fair value due to their relatively short maturities.

Cash and Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased.  We maintain our cash in bank deposit accounts, which, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.

Prepaid Sales Commissions

During the three-month period ended March 31, 2007, the company issued to The Silve Group a total of 896,583 common shares valued at $1,698,951.  The issuance of these shares was an advance against future commissions to be earned by The Silve Group and, as the shares issued represent fully vested, non-forfeitable equity instruments (notwithstanding that the Silve Group may have a monetary reimbursement obligation), they are recorded as an asset in the accompanying balance sheet in accordance with Emerging Issues Task Force (“EITF”) No 00-18.  As sales are generated by The Silve Group in the future, the prepaid sales commissions will be expensed as commission expense.

Inventory

Inventory at March 31, 2007 consists of work in process and raw materials and is valued at the lower of cost or market on the first-in, first-out basis.

Property and Equipment

We record our property and equipment at historical cost.  We expense maintenance and repairs as incurred.  Depreciation is determined using the straight-line method over three to five years.

Intangible and Long-Lived Assets

We follow SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.  Long-lived assets to be held and used, which consist of patents and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three Months Ended March 31, 2007 And 2006 (Unaudited) (Continued)

expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  During the three-month interim periods ended March 31, 2007 and 2006, no impairment loss was recognized.

Advertising Costs

Advertising costs are expensed as incurred.  For the three-month interim periods ended March 31, 2007 and 2006, advertising cost were not significant.

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.12 and $0.06 for the three-month interim periods ended March 31, 2007 and 2006, respectively. For the three-month interim periods ended March 31, 2007 and 2006, 10,503,128 and 10,343,462 potential shares, respectively, were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share (anti-dilutive).

Revenue recognition

We are currently marketing our products and services through our company sales team and independent distributors.  On March 26, 2006, we entered into a Sales and Marketing Services Agreement with Rubbermaid Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc., to market our Fidelity 100 Monitor System in the United States on a co-exclusive basis.  In consideration of these rights, Rubbermaid paid Signalife $2,000,000 for the first year of the agreement.  This agreement was subsequently terminated on January 24, 2007 (see Note 11).  Revenue from the exclusivity fee has been recognized over the term of the agreement.  We recognized $500,000 as revenue during three-month interim period ended March 31, 2007.

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

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three Months Ended March 31, 2007 And 2006 (Unaudited) (Continued)

 Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006.  SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.  Prior to the adoption of SFAS No. 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.  The company recognized $380,946 and $559,603 in share-based compensation expense for the three months interim periods ended March 31, 2007 and 2006, respectively.

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

4.

RECENT ACCOUNTING PRONOUNCEMENTS

In February of 2007 the Financial Accounting Standards Board (“FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The company is analyzing the potential accounting treatment.

In July 2006, the FASB issued Interpretation Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109.”  Fin No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.  The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred.  Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  Fin No. 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three Months Ended March 31, 2007 And 2006 (Unaudited) (Continued)

accounting in interim periods. We adopted Fin No. 48 effective January 1, 2007.  The impact of adopting Fin No. 48 did not have a material impact on the company’s financial statements.

5.

PROPERTY AND EQUIPMENT

Our property and equipment as of March 31, 2007 is as follows:

Computer equipment	$ 220,471
Leasehold improvements	66,792
Furniture and fixtures	184,589
Software	35,658
Other equipment	40,787
Total property and equipment	548,297
Accumulated depreciation	(289,691)
Property and equipment, net	$ 258,606

Depreciation expense amounted to $22,707 and $25,213 for three-month interim periods ended March 31, 2007 and 2006, respectively.

6.

PATENTS AND TECHNOLOGY, INCLUDING RELATED PARTY AMOUNTS

On September 19, 2002, we acquired certain know how, trade secrets and other proprietary intellectual property rights relating to the development of a human biomedical signal amplification equipment and technology from ARC Finance Group, in exchange for 23,400,000 common shares (7,800,000 shares pre-split).  As a result of this transaction, ARC Finance acquired approximately 85% of the company’s outstanding shares at that time.  We have valued the technology and the common stock issued at $78,023, which was ARC Finance Group’s historical cost basis for the patents.

When we acquired the patent, we inherited a licensing agreement and therefore consider the patent to have been placed in service.  We are amortizing our initial patent, valued at $78,023, over an estimated useful life of 7 years.  The aggregate amortization expense will be approximately $33,000 over the next three years, with an expense of approximately $11,000 annually.  The remaining balance in the intangible account consists of additional costs relating to our amplification technology, principally patent application costs.  We have one patent and five patent applications concerning our proprietary amplification technology.  We have recorded the value of our original patent and the additional costs relating to our amplification technology at the historical cost of $641,537, with accumulated amortization of $47,371 as of March 31, 2007.  Amortization expense amounted to $2,786 and $2,786 for the three-month interim periods ended March 31, 2007 and 2006, respectively.

7.

CONTINGENT SETTLEMENT PAYABLE

In conjunction with Dr. Budimir Drakulic becoming our Chief Technology Officer, we reached an agreement-in-principle with Dr. Drakulic to offer to sell common shares to certain individuals in order to protect our rights to the Signal Technologies.  As part of that agreement, we agreed that should we raise more

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three Months Ended March 31, 2007 And 2006 (Unaudited) (Continued)

than $2 million in certain offerings, we would pay 4% of the proceeds of those offerings greater than $2 million to those individuals up to a maximum amount of $480,350.  During 2004, we reached settlements with a number of these individuals and the remaining liability related to the agreement as of March 31, 2007 is $21,113, which is included in accounts payable and accrued expenses.

8.

PREFERRED STOCK

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

During the three-month interim periods ended March 31, 2007 and 2006, we accrued dividends in the amount of $8,024 and $11,169, respectively.

To date we have elected to pay these dividends in kind through the issuance of additional preferred stock. During the three-month interim period ended March 31, 2007, we committed to issue a total of 2,675 series ‘A’ preferred shares, valued at $8,024 in satisfaction of the accrued dividends.  During the three-month interim period ended March 31, 2006, we committed to issue a total of 3,723 series ‘A’ preferred shares valued at $11,169 in satisfaction of the accrued dividends.

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

During the three-month interim periods ended March 31, 2007 and 2006, we converted 83,335 and 14,356 series ‘A’ preferred shares into an equivalent number of common shares, respectively.

9.

LINE OF CREDIT

On January 25, 2007, the company entered into a Loan Agreement with S.E.S. Capital, LLC (“SES Capital”), an accredited investor, pursuant to which SES Capital has established a credit line in the amount of $10 million under which Signalife may draw down advances at any time over a three-year term.  Interest will accrue on any advance at the rate of 7% per annum.  Under the Loan Agreement, SES Capital will at all times maintain $1 million in a bank account under which Signalife may withdraw the advances, and Signalife may withdraw up to $100,000 with respect to each such advance.  When Signalife withdraws an advance, SES Capital will have 30 days to replenish the account.  Principal and interest is payable in a balloon payment on February 25, 2010, although Signalife may pay off principal and interest at any time without penalty.  As of March 31, 2007, we have made one $100,000 draw against the line of credit, and have notified the lender that we will continue borrowing over the next several months.

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three Months Ended March 31, 2007 And 2006 (Unaudited) (Continued)

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

As compensation for the extension of the credit line, Signalife granted to SES Capital a five-year warrant entitling it to purchase 200,000 common shares at $2.15 per share, reflecting a 12% premium to the fair market value of those shares on AMEX as of the date of the Loan Agreement.  These warrants are subject to standard capital adjustments, but do not contain price adjustments predicated on future offerings, including weighted-average or full-ratchet price adjustments.

Under the Loan Agreement, we are obligated to use our best efforts to file a registration statement with the SEC to register the common shares sold and the common shares issuable upon the conversion of the warrants within 90 days of demand therefore by SES Capital, and to cause such registration statement to be declared effective by the SEC within four months of filing.  In the event that we fail to satisfy those obligations, then SES Capital will be entitled, as its sole remedy, to net issue or “cashless” exercise rights under the warrants

10.

OTHER STOCKHOLDERS’ EQUITY TRANSACTIONS

Non-Related Party Equity Transactions

2007

On January 25, 2007, we issued options to with SES Capital to purchase a total of 200,000 common shares at $2.15 per share, reflecting the fair market value of the shares as of that date, pursuant to the establishment of a credit line in the amount of $10 million.  The options were fully vested upon grant, and lapse if unexercised on January 25, 2012.

On February 12, 2007, we issued to an employee options to purchase 25,000 common shares at $1.97 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of two years commencing May 12, 2007, and lapse if unexercised on February 12, 2012, subject to acceleration and forfeiture provisions.

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

On March 6, 2007, as additional compensation under a consulting agreement, we issued options to a consulting physician entitling him to purchase a total of 100,000 common shares at $1.96 per share, reflecting the fair market value of the shares as of that date, in connection with the provision of technical advice and assistance relating to the marketing of our products.  The options were fully vested upon grant, and lapse if unexercised on March 5, 2011.

On March 15, 2007, we issued 500,000 common shares to MDJ Corp. as compensation for services provided for the first quarter of fiscal 2007 under an Investor Relations Agreement with MJD Corp dated effective

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three Months Ended March 31, 2007 And 2006 (Unaudited) (Continued)

January 1, 2007.  Under this agreement, MJD handles all investor relations and media matters for the company, including arrangement of interviews and the purchase, placement and distribution of media time.

During the three-month interim period ended March 31, 2007, pursuant to a previously negotiated arrangement that had been suspended during the Rubbermaid negotiations and contractual undertakings, we have issued a total of 896,583 common shares to or for the benefit of the principal of The Silve Group as advances for future sales commissions during the first quarter of 2007 in connection with organizing, introducing us to and procuring specific international purchase orders, sales and distribution channels, partners and relationships.  These shares were valued at $1,698,951 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the dates of issuance. Under our agreement with The Silve Group, they are entitled to 20% of all contract revenues they procure.  Under that agreement, we will from time-to-time make prepayments against expenses, costs and other factors, which will be offset against contract revenues when received.  The contractual relationship did not take effect until the beginning of 2007, when Signalife requested that The Silve Group begin performing services.

During the three-month interim period ended March 31, 2007, we issued a total of 490,910 common shares to or for the benefit of the principal of Performance Capital Corp as compensation for the provision of strategic advisory and planning services rendered by that corporation during the first quarter.  These shares were valued at $974,093 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the dates of issuance.

During the three-month interim period ended March 31, 2007, in addition to the shares described above, we issued in the aggregate 482,439 common shares for payroll, legal & professional and business services rendered during the first quarter of 2007.  These shares were valued at $828,550 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the dates of issuance.

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

During the three-month interim period ended March 31, 2006, in addition to the shares described above, we issued in the aggregate 134,350 common shares for payroll, legal & professional and business services.  These

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three Months Ended March 31, 2007 And 2006 (Unaudited) (Continued)

shares were valued at $385,989 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the date of issuance.

Equity Transactions With Current or Prospective Officers, Directors and Other Related Parties

2007

On January 20, 2007, we issued to a director, Ms. Jennifer Black, as compensation for further serving on our board of directors, options to purchase 28,000 common shares at $1.60 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing January 20, 2007, and lapse if unexercised on January 19, 2012, subject to acceleration and forfeiture provisions.

On February 21, 2007, we issued 15,000 common shares to our Chief Technology Officer, Dr. Budimir Drakulic, in satisfaction of compensation payment to Dr. Drakulic.  These shares were valued at $29,250 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the date of issuance.

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

11.

LEGAL PROCEEDINGS

On March 30, 2006, a complaint was filed in the Los Angeles County Superior Court against Signalife, each of its current directors, ARC Finance Group, Tracey Hampton, Mitchell Stein, and Atlas Stock Transfer Corporation, entitled Marvin Fink, individually, and Marvin Fink as Trustee of the Fink Family Trust, Plaintiffs, vs. Signalife, Inc., et al, Defendants.  In the complaint, Mr. Fink alleges various causes of action including, without limitation, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, deceit, fraud, and negligence, and seeking damages and a mandatory injunction forcing Signalife to accept a legal opinion letter from Mr. Fink's legal counsel and to remove a restrictive legend from his Signalife common shares.  The gravamen of the complaint is that the defendants induced Mr. Fink to enter into an employment agreement with Signalife in 2002 providing for payment of compensation in the form of 2,100,000 shares of restricted stock, but have since refused to remove the restrictive legend from the shares to allow Mr. Fink to sell the shares on the public market under SEC Rule 144.  Signalife believes that Mr. Fink's claims are without basis and is vigorously defending the action.  On May 30, 2006, the company and other defendants filed Demurrers and Special Motions to Strike attacking each cause of action and the complaint as a whole as legally deficient and lacking in evidentiary support, and seeking dismissal of the action in its entirety on this and other grounds.  A Motion to Quash challenging personal jurisdiction was also filed on behalf of certain of the individual defendants, which the Court granted, resulting in dismissal of four directors

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three Months Ended March 31, 2007 And 2006 (Unaudited) (Continued)

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

On January 24, 2007, Signalife filed a complaint in the General Court of Justice of the State of North Carolina captioned Signalife, Inc., plaintiff, vs Rubbermaid Inc., Newell Rubbermaid Inc., Gary Scott and David Hicks, Superior Court Division of the General Court of Justice of the State of North Carolina, County of Mecklenburg, alleging fraud, breach of fiduciary duty, breach of contract and unfair trade practices, and seeking damages of $20 million.  Signalife’s complaint is grounded in the failure and refusal of Rubbermaid, Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc., as Signalife’s exclusive third-party agent under a Sales and Marketing Services Agreement (the “Marketing Agreement”) entered into with Rubbermaid on March 26, 2006, to put together at its cost a national sales force to market Signalife’s Fidelity 100 Monitor System, and to advertise and otherwise use commercially reasonable efforts to vigorously promote the sale and marketing of the Fidelity 100, as required under the Marketing Agreement.  Rubbermaid concurrently filed a complaint against Signalife on January 24, 2007 in the United States District Court of North Carolina captioned Rubbermaid Incorporated, plaintiff, vs. Signalife, Inc., defendant; United States District Court, Western District, North Carolina, alleging negligent misrepresentation, breach of representation and warranty, and breach of contract, and seeking damages in excess of $75,000.  Rubbermaid’s principal factual allegation is that Signalife failed to meet projections that the company would independently sell 300 Fidelity 100 units in 2006.  Rubbermaid makes this assertation notwithstanding that there is no representation, covenant or undertaking in the extensive, comprehensive and thoroughly negotiated Marketing Agreement requiring Signalife to sell any Fidelity 100 units whatsoever, much less 300 units, and that the Marketing Agreement also contains an integration clause that would preclude Rubbermaid from making any such claim if not otherwise contained in the agreement.  Rubbermaid also alleges, without providing any support, that the Fidelity 100 was not commercially ready for sale.  Rubbermaid makes this assertation notwithstanding extensive product due diligence by Rubbermaid in entering into the Marketing Agreement, the fact that Signalife has been actively selling the units through its in-house sales staff, and the fact that Signalife has provided to Rubbermaid extensive documentation as to all operational and technical issues, including attestation as to the commercial use and results of the Fidelity 100 by a number of physicians who use the units in their practices.  Signalife denies the validity of Rubbermaid’s allegations, and believes that they are merely a pretext raised by Rubbermaid in anticipation of Signalife’s complaint, and to otherwise enable Rubbermaid to avoid performing its obligations under the Marketing Agreement (which Signalife had previously estimated in its SEC filings would cost Rubbermaid approximately $4-5 million to perform). On January 29, 2007, Signalife filed a motion in Rubbermaid's federal court lawsuit to dismiss that lawsuit or, in the alternative, stay the lawsuit pending the resolution of the lawsuit filed in state court by Signalife.  The federal court has not ruled on Signalife's motion to dismiss/stay.  On February 2, 2007, Rubbermaid removed Signalife's state court lawsuit to federal court, claiming diversity of citizenship jurisdiction.  On February 27, 2007, Signalife filed a motion to remand the case back to the state court.  The federal court has not ruled on Signalife's motion to remand.  On February 20, 2007, Rubbermaid filed a motion in the Signalife state court action to remove the lawsuit to federal court, to dismiss Signalife's fraud, breach of fiduciary duty, unfair trade practices and alter ego claims, and to dismiss Newell Rubbermaid, Inc., Gary Scott and David Hicks as defendants   The motion to dismiss

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three Months Ended March 31, 2007 And 2006 (Unaudited) (Continued)

would not affect Signalife's breach of contract claim against Rubbermaid.  The federal court has not ruled on Rubbermaid's motion to dismiss. While Signalife denies any liability to Rubbermaid and intends to vigorously contest Rubbermaid claims and also intends to pursue the company’s claims, we cannot make an evaluation of the likely outcome of the case or the amount or range of any possible loss or recovery.

12.

SUBSEQUENT EVENTS

On April 15, 2007, we issued to a director, Ms. Pamela M. Bunes, as compensation for further serving on our board of directors, options to purchase 28,000 common shares at $1.75 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing July 15, 2007, and lapse if unexercised on April 15, 2012, subject to acceleration and forfeiture provisions.

During the second quarter of fiscal 2007, we issued a total of 400,000 common shares to the principal of The Silve Group as compensation for the provision of product marketing and distribution services rendered by that company during the second quarter in connection with organizing, introducing us to and procuring specific international sales and distribution channels, partners and relationships.

During the second quarter of fiscal 2007, we issued a total of 275,552 common shares for payroll, legal & professional and business services.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our unaudited interim financial statements and their explanatory notes included as part of this quarterly report, and (2) our audited annual financial statements and explanatory notes for the year ended December 31, 2006 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC, as it may be amended.

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

We are also actively pursuing other marketing alternatives.  For example, we have recently successfully completed a pilot program in which patrons of a gym were tested using Signalife’s Fidelity 100 Monitor System in order to detect and identify cardiovascular disease that could be triggered or exacerbated by exercise programs. We are now in the process of expanding the program to fitness facilities across the country.  We are also participating in the Athletes For Life program which will focus on developing protocols to test professional and amateur athletes for cardiovascular disease and abnormalities as part of their regular training regime, and will also promote testing for impoverished communities where early detection of cardiovascular disease simply does not exist.

As of May 5, 2007, we had issued and outstanding or accrued for issuance a total of: (1) 45,714,742 common shares; (2) 14,574 shares of series ‘A’ convertible preferred stock, plus an additional 38,619 unissued series ‘A’ preferred shares accrued for issuance as dividends through March 31, 2007; and (3) stock purchase options and warrants entitling the holders to purchase up to 10,323,836 and 179,292 common shares and series ‘A’ convertible preferred shares, respectively, at weighted average exercise prices of $2.29 and $3.00 per share, respectively.

Results of Operations

The company had no revenues or corresponding costs from products sales for the three-month interim periods ended March 31, 2007 and 2006, respectively.

General and administrative expenses for the three-month interim period ended March 31, 2007 were $5,325,725, as compared to $2,320,296 for the corresponding interim period in fiscal 2006.  The primary components of general and administrative expenses for the three-month interim period ended March 31, 2007 were legal fees, general consulting fees, salaries and stock based compensation and marketing and public relations.  The $3,005,429 or 129.5% increase in general and administrative expenses was principally attributable to a $2,642,143 increase in investor/public  relations, a $420,613 increase in professional fees, including legal, accounting and investment banking; and a $298,698 increase in consulting fees, partially offset by a decrease of $191,299 in outside services.

Research and development expenditures for the three-month interim period ended March 31, 2007 were $285,271, as compared to $169,263 for the corresponding interim period in fiscal 2006.  The $116,008 or 68.5% overall increase in research and development expenditures for fiscal 2007 was principally attributable to an increase in research and development consulting costs in the amount of $72,565, an increase of salaries of $65,432, offset by a decrease in outside services and professional fees of $28,701.

We had other income of $547,652 for the three-month interim period ended March 31, 2007, as compared to $42,179 for the corresponding interim period in fiscal 2006.  The $505,473 increase was attributable to $500,000 in co-exclusivity fees recognized under our since-terminated agreement with Rubbermaid and an increase in interest income of $5,473.

We incurred a net loss before preferred dividends of $5,063,344 for the three-month interim period ended March 31, 2007, as compared to $2,447,380 for the corresponding interim period in fiscal 2006.  The $2,615,964 or 106.9% increase in our net loss before preferred dividends for the three-month interim period ended March 31, 2007 was attributable to the $3,005,429 increase in general and administrative expenses and the $116,008 increase in research and development expenses; partially offset by the $505,473 change in other income.

We also incurred preferred dividend expense of $8,024 for the three-month interim period ended March 31, 2007, as compared to $11,169 for the corresponding interim period in fiscal 2006.  The $3,145 or 28.2% decrease in preferred dividend expense was principally attributable to a decrease in preferred shares outstanding resulting from conversions of preferred shares into common shares.

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

Our anticipated costs and projected completion dates described above are estimates based upon our current business plan, known resources and market dynamics. Our actual costs or actual project completion dates could vary materially from those projected.  Our management team is continually re-evaluating our core business plan as it relates to marketing and developing our monitoring products and identifying new applications and markets for our technology.  We may at any time decide to terminate our ongoing development plans with respect to products and services if they are deemed to be impracticable or not to be commercially viable.  Further changes to our current business plan could also result, such as the acquisition of new products or services or the decision to manufacture our own products, resulting in a change in our anticipated strategic direction, investments, and expenditures.  See that section of this quarterly report captioned “Uncertainties And Risk Factors That May Affect Our Future Results And Financial Condition”.

Capital Resources

Historical Sources Of Capital Resources

We have historically financed our operations through a combination of (1) gross proceeds from contributed capital, including the sale of our common shares, series ’A’ preferred shares and common share purchase warrants for cash, and the exercise of stock purchase warrants for cash; (2) the issuance of common shares or common share purchase warrants in payment of the provision of services; (3) gross proceeds from the sale of a debenture which was subsequently converted into common shares; (4) the grant of non-exclusive rights to market our products and services; and (5) advances against our line of credit.  Included in the foregoing are the following significant financing transactions since January 1, 2005:

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

•

Since January 2007, we have drawn a total of $100,000 in advances against our $10 million line of credit with S.E.S. Capital, LLC.  Pursuant to our rights under the credit facility, we intend to convert these advances into common shares.  For a description of this credit facility, see “Capital Resources Going Forward” below.

Capital Resources Going Forward

We have approximately $1,200,000 of cash on hand as of the date of this quarterly report to fund our operations going forward.  We also have $10 million in credit available to fund our operations going forward under a credit line credit entered into on January 25, 2007 with S.E.S. Capital, LLC (“SES Capital”).  Under this credit line, Signalife can draw up to $10 million at any time over a three-year term.  Interest will accrue on any advance at the rate of 7% per annum.  Under the underlying Loan Agreement, SES Capital will at all times maintain $1 million in a bank account under which Signalife may withdraw the advances, and Signalife may withdraw up to $100,000 with respect to each such advance.  When Signalife withdraws an advance, SES Capital will have 30 days to replenish the account.  Principal and interest is payable in a balloon payment on February 25, 2010, although Signalife may pay off principal and interest at any time without penalty.  To date, we have made one $100,000 draw against the line of credit, and have notified the lender that we will continue borrowing over the next several months.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  For a description of those estimates, see Note 3, Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the year ended December 31, 2006 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC, as it may be amended.

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

Recent Accounting Pronouncements

In February of 2007 the Financial Accounting Standards Board (“FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The company is analyzing the potential accounting treatment.

In July 2006, the FASB issued Interpretation Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109.”  Fin No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.  The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred.  Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  Fin No. 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. We adopted Fin No. 48 effective January 1, 2007.  The impact of the adoption of Fin No. 48 did not have a material impact on the company’s financial statements.

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

We have incurred cumulative net losses before preferred dividends available to common shareholders in the amount of $39,862,000 from our inception through March 31, 2007.  We have only recently introduced our first heart monitoring product, the Fidelity 100 Monitor System, to market in March 2006, and received our first sales revenues from the sale of those products in October 2006.  We project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs for an indefinite period of time.  We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive in the near future.

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

ARC Finance Group, LLC (“ARC Finance Group”), which is owned and controlled by Ms. Tracey Hampton, owns approximately 49.5% of our outstanding common shares and voting securities.  As a consequence of its controlling stock ownership position, ARC Finance Group effectively holds the ability to elect a majority of our board of directors or to remove any director, and thereby controls our management.  ARC Finance Group also has the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.  ARC Finance Group actively evaluates potential modifications to our board of directors and management, and could make such modifications—or wholesale changes—at any time if deemed to be in the company’s best interest.

The sale of a large amount of common shares held by our shareholders or our executive officers or directors, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

There are a substantial number of common shares either currently outstanding or acquirable upon exercise of common share purchase options or warrants that may be freely sold on the public markets, including 3,500,000 common shares (out of a total of approximately 22,605,800 common shares) held by our controlling shareholder, ARC Finance Group, to provide it with a mechanism to sell such shares on the public market should it decide to do so in view of its apparent ineligibility to sell those shares under the Rule 144 safe harbor under current SEC interpretations.  We understand that ARC Finance Group has continuously sold and plans to continue to sell shares under that registration statement, both directly under 10b-5 plans it has established or indirectly through independent trustees under blind trusts it has established, and believe that a large number of these shares remain available for sale.  A large number of our shares, both registered and unregistered, may also be sold under available resale exemptions under the federal securities laws, including Rule 144 (albeit subject to volume limitations in the case of shares held by affiliates or restricted stock held for less than two years).  We anticipate that a substantial number of the aforesaid registered and unregistered shares, whether currently held or acquired in the future by way of grant or exercise of common share purchase options or warrants, will be sold on the public markets for a number of reasons, including the need to satisfy income tax liabilities, the need to cover the purchase price of option and warrant exercises, or decisions predicated on market conditions.

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

There are currently outstanding as of May 5, 2007, (1) 14,574 series ’A’ preferred shares (plus an additional 38,619 unissued series ‘A’ preferred shares accrued as dividends for issuance through March 31, 2007), each convertible into one common share at the conversion rate of $3 per share, and (2) share purchase options and warrants entitling the holders to purchase 10,323,836 and 179,292 common shares and series ‘A’ preferred shares, respectively, at weighted average exercise prices of $2.29 and $3.60 per share, respectively.  Included in these share purchase options are a large number granted to directors, officers, employees and consultants that are subject to vesting conditions.  In the event of the conversion or exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares.  In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their conversion or exercise of these securities.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 common and 10,000,000 “blank check” preferred shares.  After taking into consideration our common and series ’A’ preferred shares outstanding or accrued for issuance as of May 5, 2007, we will be entitled to issue up to 54,285,258 additional common shares and 9,946,834 additional preferred shares.  Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

Our Chief Executive Officer and Interim Chief Financial Officer, in consultation with other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report pursuant to Rule 15d-15(b) promulgated under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely fashion to all material information required to be included in our periodic filings with the SEC.

Changes In Internal Control Over Financial Reporting

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, our Chief Executive Officer and Principal Financial Officer (as those terms are defined by the SEC), and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this annual report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph.

LEGAL PROCEEDINGS

We have summarized below (1) any legal or governmental proceedings relating to our company or properties to which we are a party which we consider to be material and which are pending as of the date of this annual report, (2) any proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us which are pending as of the date of this annual report, and (3) any such matters pending on December 31, 2006 and settled on or before the date of this annual report.

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

On January 24, 2007, Signalife filed a complaint in the General Court of Justice of the State of North Carolina captioned Signalife, Inc., plaintiff, vs Rubbermaid Inc., Newell Rubbermaid Inc., Gary Scott and David Hicks, Superior Court Division of the General Court of Justice of the State of North Carolina,

County of Mecklenburg, alleging fraud, breach of fiduciary duty, breach of contract and unfair trade practices, and seeking damages of $20 million.  Signalife’s complaint is grounded in the failure and refusal of Rubbermaid, Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc., as Signalife’s exclusive third-party agent under a Sales and Marketing Services Agreement (the “Marketing Agreement”) entered into with Rubbermaid on March 26, 2006, to put together at its cost a national sales force to market Signalife’s Fidelity 100 Monitor System, and to advertise and otherwise use commercially reasonable efforts to vigorously promote the sale and marketing of the Fidelity 100, as required under the Marketing Agreement.  Rubbermaid concurrently filed a complaint against Signalife on January 24, 2007 in the United States District Court of North Carolina captioned Rubbermaid Incorporated, plaintiff, vs. Signalife, Inc., defendant; United States District Court, Western District, North Carolina, alleging negligent misrepresentation, breach of representation and warranty, and breach of contract, and seeking damages in excess of $75,000.  Rubbermaid’s principal factual allegation is that Signalife failed to meet projections that the company would independently sell 300 Fidelity 100 units in 2006.  Rubbermaid makes this assertation notwithstanding that there is no representation, covenant or undertaking in the extensive, comprehensive and thoroughly negotiated Marketing Agreement requiring Signalife to sell any Fidelity 100 units whatsoever, much less 300 units, and that the Marketing Agreement also contains an integration clause that would preclude Rubbermaid from making any such claim if not otherwise contained in the agreement.  Rubbermaid also alleges, without providing any support, that the Fidelity 100 was not commercially ready for sale.  Rubbermaid makes this assertation notwithstanding extensive product due diligence by Rubbermaid in entering into the Marketing Agreement, the fact that Signalife has been actively selling the units through its in-house sales staff, and the fact that Signalife has provided to Rubbermaid extensive documentation as to all operational and technical issues, including attestation as to the commercial use and results of the Fidelity 100 by a number of physicians who use the units in their practices.  Signalife denies the validity of Rubbermaid’s allegations, and believes that they are merely a pretext raised by Rubbermaid in anticipation of Signalife’s complaint, and to otherwise enable Rubbermaid to avoid performing its obligations under the Marketing Agreement (which Signalife had previously estimated in its SEC filings would cost Rubbermaid approximately $4-5 million to perform).  On January 29, 2007, Signalife filed a motion in Rubbermaid's federal court lawsuit to dismiss that lawsuit or, in the alternative, stay the lawsuit pending the resolution of the lawsuit filed in state court by Signalife.  The federal court has not ruled on Signalife's motion to dismiss/stay.  On February 2, 2007, Rubbermaid removed Signalife's state court lawsuit to federal court, claiming diversity of citizenship jurisdiction.  On February 27, 2007, Signalife filed a motion to remand the case back to the state court.  The federal court has not ruled on Signalife's motion to remand.  On February 20, 2007, Rubbermaid filed a motion in the Signalife state court action to remove the lawsuit to federal court, to dismiss Signalife's fraud, breach of fiduciary duty, unfair trade practices and alter ego claims, and to dismiss Newell Rubbermaid, Inc., Gary Scott and David Hicks as defendants   The motion to dismiss would not affect Signalife's breach of contract claim against Rubbermaid.  The federal court has not ruled on Rubbermaid's motion to dismiss.

CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales Of Unregistered Equity Securities

Since January 1, 2007, we have sold or issued the following securities not registered under the Securities Act of 1933 the issuance or grant of which we have not previously reported either on a quarterly report on form 10-QSB or a current report on form 8-K:

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

•

On March 15, 2007, we issued 500,000 common shares to MDJ Corp. as compensation for services provided under an Investor Relations Agreement.  Under this agreement, MJD handles all investor relations and media matters for the company, including arrangement of interviews and the purchase, placement and distribution of media time. We valued the grant at $945,000 for financial statement purposes.

Use Of Proceeds Of Registered Offerings

Not Applicable.

Repurchases Of Equity Securities

During the three-month interim period ended March 31, 2007, we did not repurchase any equity securities.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

OTHER INFORMATION

Matters Not Previously Reported On Form 8-K

None.

Voluntary Reports

Not Applicable.

Material Changes To Director Nominee Procedures

Not Applicable.

EXHIBITS

10.1

International Sales Representation Agreement dated effective January 18, 2007 between Signalife, Inc. and The Silve Group *

31.1

Section 302 Certification of Principal Executive Officer *

31.2

Section 302 Certification of Principal Financial Officer *

32.1

Section 906 Certification of Chief Executive Officer *

32.2

Section 906 Certification of Chief Financial Officer *

*

Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Greenville, South Carolina, this 14th day of May, 2007.

SIGNALIFE, INC.
By:	/s/ Pamela M. Bunes
Pamela M. Bunes Chief Executive Officer and President (principal executive officer)
By:	/s/ Kevin F. Pickard
Kevin F. Pickard Interim Chief Financial Officer (principal accounting and financial officer)