Form 10QSB
period 2007-06-30
SIGNALIFE, INC.
filed 2007-08-10
CIK 810365

08/10/2007">

United States

Securities And Exchange Commission

Washington, D.C. 20549

_________________

FORM 10-QSB

_________________

(Mark One)
☒	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended June 30, 2007
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 1, 2007, there were issued and outstanding or accrued for issuance a total of 47,207,050 shares of common stock, par value $0.001 per share and 14,574 shares of series ‘A’ preferred stock, par value $0.001 per share (plus an additional 39,681 unissued series ‘A’ preferred shares accrued as dividends for issuance).

i

Table Of Contents
Page

ADVISEMENTS

ii

INTERIM FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

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

15

LEGAL PROCEEDINGS

16

CHANGES IN SECURITIES AND USE OF PROCEEDS

17

Recent Sales Of Unregistered Equity Securities

17

Use Of Proceeds Of Registered Offerings

17

Repurchases Of Equity Securities

17

DEFAULTS UPON SENIOR SECURITIES

17

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

18

OTHER INFORMATION

18

Matters Not Previously Reported On Form 8-K

18

Voluntary Reports

18

Material Changes To Director Nominee Procedures

18

EXHIBITS

18

SIGNATURES

19

-i-

ADVISEMENTS

Unless the context requires otherwise, “Signalife”, “the company”, “we”, “us”, “our” and similar terms refer to Signalife, Inc.  Our common stock, par value $.001 per share, and our series ‘A’ preferred stock, par value $.001 per share, are commonly referred to in this quarterly report as our “common shares” and “series ‘A’ preferred shares”, respectively.  The information in this quarterly report is current as of the date of this quarterly report (June 30, 2007), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the six-month interim period ended June 30, 2007, are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ended December 31, 2007.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction with the annual financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-KSB for our fiscal year ended December 31, 2006, as it may be amended, together with any reports, statements and information filed with the United States Securities and Exchange Commission (the “SEC”) relating to periods or events occurring after December 31, 2006.

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

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this quarterly report as well as other public reports we file with the SEC, including our annual report on form 10-KSB for our fiscal year ended December 31, 2006, as it may be amended.  You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.  We are not obligated to update or revise any forward-looking statement contained in this quarterly report to reflect new events or circumstances unless and to the extent required by applicable law.

-ii-

SIGNALIFE, INC.

INTERIM FINANCIAL STATEMENTS
FOR THE
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

Contents

-

SIGNALIFE, INC. Balance Sheet June 30, 2007 (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 74,487
Inventory	147,086
Prepaid expenses and other current assets	67,161
Total current assets	288,734
Prepaid sales commissions	2,498,651
Property and equipment, net of accumulated depreciation of $312,493.	240,755
Intangible – patents, including related party amounts, net of accumulated amortization of $50,158	591,379
TOTAL ASSETS	$ 3,619,519
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 377,736
Line of credit	202,148
Total liabilities	579,884
Commitments and contingencies	—
Stockholders’ equity:
Series ‘A’ convertible preferred stock, $.001 par value; 10,000,000 shares authorized; 14,574 shares issued and outstanding	14
Series ‘A’ convertible preferred stock to be issued for accrued dividends, 39,681 shares	40
Common stock, $0.001 par value; 100,000,000 shares authorized; 46,323,939 shares issued and outstanding	46,324
Additional paid-in capital	45,368,807
Accumulated deficit	(42,375,550)
Total stockholders’ equity	3,039,635
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 3,619,519

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Operations For The Three And Six Months Ended June 30, 2007 And 2006 (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Product sales	$ —	$ —	$ —	$ —
Cost of products sold	—	—	—	—
Gross profit	—	—	—	—
Operating expenses:
Research and development	337,460	258,850	622,731	428,113
General and administrative	2,182,477	3,047,313	7,508,202	5,367,609
Total operating expenses	2,519,937	3,306,163	8,130,933	5,795,722
Loss from operations	(2,519,937)	(3,306,163)	(8,130,933)	(5,795,722)
Other income:
Exclusivity fee income	—	500,000	500,000	500,000
Interest income	6,387	26,852	54,039	69,031
Total other income	6,387	526,852	554,039	569,031
Loss before provision for income taxes	(2,513,550)	(2,779,311)	(7,576,894)	(5,226,691)
Provision for income taxes	—	—	—	—
Net loss	(2,513,550)	(2,779,311)	(7,576,894)	(5,226,691)
Preferred dividend	3,185	7,582	11,209	18,751
Net loss attributable to common stockholders	$ (2,516,735)	$ (2,786,893)	$ (7,588,103)	$ (5,245,442)
Basic and diluted loss per share	$ (0.06)	$ (0.07)	$ (0.17)	$ (0.14)
Weighted average shares outstanding— basic and diluted	45,538,764	38,952,010	44,483,645	38,804,542

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statement Of Stockholders’ Equity For The Six Months Ended June 30, 2007 (Unaudited)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2006	42,413,248	$ 42,413	97,909	$ 98	35,944	$ 36	$ 37,700,728	$ (34,798,656)	$ 2,944,619
Issuance of common stock for services	3,827,356	3,827	—	—	—	—	6,233,147	—	6,236,974
Fair value of employee options	—	—	—	—	—	—	758,334	—	758,334
Options and warrants issued for services	—	—	—	—	—	—	676,602	—	676,602
Series ‘A’ preferred stock accrued dividends	—	—	—	—	—	—	(11,209)	—	(11,209)
Shares for series ‘A’ preferred dividends	—	—	—	—	3,737	4	11,205	—	11,209
Conversion of series ‘A’ preferred stock	83,335	84	(83,335)	(84)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(7,576,894)	(7,576,894)
Balance June 30, 2007	46,323,939	$ 46,324	14,574	$ 14	39,681	$ 40	$ 45,368,807	$ (42,375,550)	$ 3,039,635

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Cash Flows For The Six Months Ended June 30, 2007 And 2006 (Unaudited)

	For the Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (7,576,894)	$ (5,226,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,082	50,908
Amortization of deferred compensation	--	1,504
Stock issued for services	6,236,974	1,211,667
Options and warrants issued for services	676,602	551,381
Fair value of stock options under SFAS 123R	758,334	1,064,454
Changes in assets and liabilities:
Inventory	8,385	(108,228)
Prepaid expenses and other currents assets	(2,463,481)	48,441
Accounts payable and accrued expenses	(697,932)	104,292
Deferred revenue	(500,000)	1,500,000
Net cash used in operating activities	(3,506,930)	(802,272)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,733)	(60,382)
Capitalized patent cost	(650)	(78,827)
Net cash used in investing activities	(7,383)	(139,209)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net	202,148	--
Net cash provided by financing activities	202,148	--
Net decrease in cash and cash equivalents	(3,312,165)	(941,481)
Cash and cash equivalents, beginning of period	3,386,652	4,776,277
Cash and cash equivalents, end of period	$ 74,487	$ 3,384,796

(continued on next page)

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Cash Flows For The Six Months Ended June 30, 2007 And 2006 (Unaudited) (Continued)

Supplemental Cash Flow Information:

Signalife paid $0 and $1,282 in interest for the six month interim periods ended June 30, 2007 or 2006, respectively.  Signalife paid no income taxes for the six month interim periods ended June 30, 2007 or 2006.

Supplemental Investing and Financing Activities:

For the six month interim periods ended June 30, 2007 and 2006, the company has accrued $11,209 and $18,751, respectively, in dividends related to its series “A” preferred stock.  Such dividends are a non-cash charge as they will be paid in-kind.

During the six month interim periods ended June 30, 2007 and 2006, 83,335 and 70,199 shares of common stock, respectively, were issued upon conversion of an equivalent number of shares of series “A” preferred stock.

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six Months Ended June 30, 2007 And 2006 (Unaudited)

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

During the fourth quarter of 2006, we commenced our planned operations as we shifted our focus from product development to selling our products.  Prior to that from our inception, we were a  development stage company in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

On September 19, 2002, we issued 23,400,000 (7,800,000 pre-split)  common shares in exchange for intangible technology (the “Signal Technologies”) to ARC Finance Group, LLC (“ARC Finance Group”).  The issuance of this stock resulted in a change of control, with the new ownership group controlling approximately 85% of the company’s outstanding stock.  At June 30, 2007, ARC Finance Group’s ownership percentage of the company’s outstanding common shares and voting securities was approximately 48.6%.

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

The results of the six-month interim period ended June 30, 2007 are not necessarily indicative of the results to be expected for the pending twelve-month period ending December 31, 2007.

.

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six Months Ended June 30, 2007 And 2006 (Unaudited) (Continued)

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

Prepaid Sales Commissions

During the six-month interim period ended June 30, 2007, the company issued to The Silve Group a total of 1,406,583 common shares valued at $2,498,651.  The issuance of these shares was an advance against future commissions to be earned by The Silve Group and, as the shares issued represent fully vested, non-forfeitable equity instruments (notwithstanding that the Silve Group may have a monetary reimbursement obligation), they are recorded as an asset in the accompanying balance sheet in accordance with Emerging Issues Task Force (“EITF”) No 00-18.  As sales are generated by The Silve Group in the future, the prepaid sales commissions will be expensed as commission expense.  The Company expects that sales generated from The Silve Group over the next two to three years to be sufficient to offset the commissions already paid to them.

Inventory

Inventory at June 30, 2007 consists of work in process and raw materials and is valued at the lower of cost or market on the first-in, first-out basis.

Property and Equipment

We record our property and equipment at historical cost.  We expense maintenance and repairs as incurred.  Depreciation is determined using the straight-line method over three to five years.

Intangible and Long-Lived Assets

We follow SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.  Long-lived assets to be held and used, which consist of patents and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six Months Ended June 30, 2007 And 2006 (Unaudited) (Continued)

carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  During the six-month interim periods ended June 30, 2007 and 2006, no impairment loss was recognized.

Advertising Costs

Advertising costs are expensed as incurred.  For the six-month interim periods ended June 30, 2007 and 2006, advertising cost were not significant.

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.17 and $0.14 for the six-month interim periods ended June 30, 2007 and 2006, respectively. For the six-month interim period ended June 30, 2007 and 2006, 10,799,878 and 10,343,462 potential shares, respectively, were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share (anti-dilutive).

Revenue recognition

We are currently marketing our products and services through our company sales team and independent distributors.  On March 26, 2006, we entered into a Sales and Marketing Services Agreement with Rubbermaid Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc., to market our Fidelity 100 Monitor System in the United States as Signalife’s exclusive third-party agent.  In consideration of these rights, Rubbermaid paid Signalife $2,000,000 for the first year of the agreement.  This agreement was subsequently terminated on January 24, 2007 (see Note 11).  Revenue from the exclusivity fee has been recognized over the term of the agreement.  We recognized $500,000 as revenue during six-month interim period ended June 30, 2007.

We generally recognize product sales revenue upon delivery of product unless there are significant post-delivery obligations or collection is not considered probable at the time of sale.  When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled.

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six Months Ended June 30, 2007 And 2006 (Unaudited) (Continued)

Stock Based Compensation

We adopted SFAS No. 123 (Revised 2004), “Share Based Payment,” under the modified-prospective transition method on January 1, 2006.  SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006.  SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.  Prior to the adoption of SFAS No. 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.  The company recognized $758,334 and $1,064,454 in share-based compensation expense for the six-month interim periods ended June 30, 2007 and 2006, respectively.

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

4.

RECENT ACCOUNTING PRONOUNCEMENTS

In February of 2007 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The company is analyzing the potential accounting treatment.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109.”  Fin No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.  The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six Months Ended June 30, 2007 And 2006 (Unaudited) (Continued)

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

5.

PROPERTY AND EQUIPMENT

Our property and equipment as of June 30, 2007 is as follows:

Computer equipment	$ 220,873
Leasehold improvements	66,792
Furniture and fixtures	184,589
Software	36,690
Other equipment	44,304
Total property and equipment	553,248
Accumulated depreciation	(312,493)
Property and equipment, net	$ 240,755

Depreciation expense amounted to $45,509 and $45,335 for six-month interim periods ended June 30, 2007 and 2006, respectively.

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

When we acquired the patent, we inherited a licensing agreement and therefore consider the patent to have been placed in service.  We are amortizing our initial patent, valued at $78,023, over an estimated useful life of 7 years.  The aggregate amortization expense will be approximately $33,000 over the next three years, with an expense of approximately $11,000 annually.  The remaining balance in the intangible account consists of additional costs relating to our amplification technology, principally patent application costs.  We have one patent and five patent applications concerning our proprietary amplification technology.  We have recorded the value of our original patent and the additional costs relating to our amplification technology at the historical cost of $641,537, with accumulated amortization of $50,158 as of June 30, 2007.  Amortization expense amounted to $5,573 and $5,573 for the six-month interim periods ended June 30, 2007 and 2006, respectively.

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six Months Ended June 30, 2007 And 2006 (Unaudited) (Continued)

7.

CONTINGENT SETTLEMENT PAYABLE

In conjunction with Dr. Budimir Drakulic becoming our Chief Technology Officer, we reached an agreement-in-principle with Dr. Drakulic to offer to sell common shares to certain individuals in order to protect our rights to the Signal Technologies.  As part of that agreement, we agreed that should we raise more than $2 million in certain offerings, we would pay 4% of the proceeds of those offerings greater than $2 million to those individuals up to a maximum amount of $480,350.  During 2004, we reached settlements with a number of these individuals and the remaining liability related to the agreement as of June 30, 2007 is $21,113, which is included in accounts payable and accrued expenses.

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

During the six-month interim periods ended June 30, 2007 and 2006, we accrued dividends on our series ‘A’ preferred shares in the amount of $11,209 and $18,751, respectively.

To date we have elected to pay these dividends in kind through the issuance of additional series ‘A’ preferred shares.  During the six-month interim period ended June 30, 2007, we committed to issue a total of 3,737 series ‘A’ preferred shares, valued at $11,209 in satisfaction of the accrued dividends.  During the six-month interim period ended June 30, 2006, we committed to issue a total of 6,250 series ‘A’ preferred shares valued at $18,751 in satisfaction of the accrued dividends.

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

During the six-month interim periods ended June 30, 2007 and 2006, we converted 83,335 and 70,199 series ‘A’ preferred shares into an equivalent number of common shares, respectively.

9.

LINE OF CREDIT

On January 25, 2007, the company entered into a Loan Agreement with S.E.S. Capital, LLC (“SES Capital”), an accredited investor, pursuant to which SES Capital has established a credit line in the amount of $10 million under which Signalife may draw down advances at any time over a three-year term.  Interest accrues on any advance at the rate of 7% per annum.  Under the Loan Agreement, SES Capital will at all times maintain $1 million in a bank account under which Signalife may withdraw the advances, and Signalife may withdraw up to $100,000 with respect to each such advance.  When Signalife withdraws an advance, SES Capital will have 30 days to replenish the account.  Principal and interest is payable in a balloon payment on

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six Months Ended June 30, 2007 And 2006 (Unaudited) (Continued)

February 25, 2010, although Signalife may pay off principal and interest at any time without penalty.  As of June 30, 2007, we have $202,148 in draws outstanding against the line of credit.

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

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six Months Ended June 30, 2007 And 2006 (Unaudited) (Continued)

On March 15, 2007, we issued 500,000 common shares to MJD Corp. as compensation for services provided for the first quarter of fiscal 2007 under an Investor Relations Agreement with MJD Corp dated effective January 1, 2007.  Under this agreement, MJD handles all investor relations and media matters for the company, including arrangement of interviews and the purchase, placement and distribution of media time.

During the six-month interim period ended June 30, 2007, pursuant to a previously negotiated arrangement that had been suspended during the Rubbermaid negotiations and contractual undertakings, we have issued a total of 1,406,583 common shares to or for the benefit of the principal of The Silve Group as advances for future sales commissions during the six-month interim period ended June 30, 2007 in connection with organizing, introducing us to and procuring specific international purchase orders, sales and distribution channels, partners and relationships.  These shares were valued at $2,498,651 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the dates of issuance. Under our agreement with The Silve Group, they are entitled to 20% of all contract revenues they procure.  Under that agreement, we will from time-to-time make prepayments against expenses, costs and other factors, which will be offset against contract revenues when received.  The contractual relationship did not take effect until the beginning of 2007, when Signalife requested that The Silve Group begin performing services.

On June 18, 2007, we issued to a new employee as an inducement grant options to purchase a total of 100,000 common shares at $0.82 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of two years commencing June 18, 2007, and lapse if unexercised on June 18, 2012, subject to acceleration and forfeiture provisions.

On June 29, 2007, we formally resolved all issues with American Capital pursuant to which we had previously cancelled securities issued to that company.  Pursuant to the settlement, American Capital was allow to retain 121,115 previously-cancelled common shares which were deemed to have been reissued during the period, while acknowledging the cancellation of all other shares and warrants.  During the quarter ended June 30, 2007, we recognized an expense of $81,147 related to the 121,115 shares to be retained by American Capital.

During the six-month interim period ended June 30, 2007, we issued a total of 628,910 common shares to or for the benefit of the principal of Performance Capital Corp as compensation for the provision of strategic advisory and planning services rendered by that corporation during the first quarter.  These shares were valued at $1,118,993 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the dates of issuance.

During the six-month interim period ended June 30, 2007, we issued 30,714 common shares to Willie Gault under his consulting agreement with the company.  These shares were valued at $44,305 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the dates of issuance.

During the six-month interim period ended June 30, 2007, in addition to the shares described above, we issued in the aggregate 1,140,034 common shares for payroll, legal & professional and business services rendered during the that period.  These shares were valued at $1,548,878 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the dates of issuance.

2006

On March 14, 2006, we entered into a two-year consulting agreement with Mr. James M. Lyons.  Under this agreement, Mr. Lyons was to provide consulting services relating to strategic, advisory, marketing and public capital markets matters to Signalife as it rolled-out its technologies, including strategic advisory services, consulting services on mergers and acquisitions, evaluative services on joint venture relationships, general business advice, capital structure consultation, and the configuration and/or additional to management, staff

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six Months Ended June 30, 2007 And 2006 (Unaudited) (Continued)

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

Effective as of April 4, 2006, we entered into a five-year investor relations agreement with American Capital Ventures, Inc.  Under this agreement, American Capital Ventures was to provide consulting services relating to the presentation of our company to interested brokerage firms, hedge funds and institutional investors, coordinate meetings with analysts, assist in preparing and disseminating public relations and marketing materials, and provide advice in connection with financings, mergers acquisitions and buyouts..  The agreement is terminable by either party upon 90 days prior notice.  As compensation for its services, we agreed to pay American Capital Ventures (1) $15,000 cash compensation for each month the agreement remains effective, (2) 60,000 unregistered shares up front to cover American Capital Ventures’ start-up costs, with an additional 440,000 unregistered common shares payable ratably over 36 months to the extent the agreement remains effective; (2) stock purchase options entitling American Capital Ventures to purchase 500,000 common shares at $2.98 per share, reflecting the market price for the shares as of the date of the agreement.  These options vest ratably over 36 months to the extent the agreement remains effective, and lapse if not unexercised by April 4, 2011, subject to acceleration and forfeiture provisions.  During the six-month interim period ended June 30, 2006 we issued to American Capital Ventures under this agreement an aggregate of 96,667 shares of common stock, valued at $277,923.  Additionally, also during the six-month interim period ended June 30, 2006, we recorded an expense of $24,116 relating to the fair value of the stock purchase options that vested during that period using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 75%; and (4) an expected life of the options of 1.5 years.  Subsequently, on November 3, 2006, we determined and notified American Capital Ventures that the aforesaid transaction was not valid or legally enforceable at inception, and cancelled all common shares and stock purchase options issued to American Capital.

Effective as of April 23, 2006, we entered into a business consulting agreement with Knights Bridge, GP.   Under this agreement, Knights Bridge was to provide consulting services concerning various business-related matters for a period of approximately five weeks.  As compensation for its services, we paid Knights Bridge 50,000 unregistered common shares, valued at $156,000 based on the market value on the date of the agreement.

Effective as of May 25, 2006, we entered into a two-year consulting agreement with Mr. Willie Gault, through his company Catch-83, G.P., to assist us in promoting our products to the National Football League (“NFL”) and various other professional and amateur teams and associations; subject to our right to terminate the agreement without cause upon 30 days prior notice, and to pay a two-month severance payment in such circumstances.  Under the terms of the agreement, Catch-83 is entitled to

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six Months Ended June 30, 2007 And 2006 (Unaudited) (Continued)

receive:  (1) cash compensation of $5,000 per month, to be increased to $7,500 per month upon the development of a testing protocol for the NFL; (2) a $100,000 cash bonus upon five NFL teams adopting the use of the Heart Monitors; (3) the grant of 25,000 five-year common share purchase options exercisable at $1 per share (reflecting a $1.98 per share discount to market) which are fully vested; and (4) the grant of 100,000 fully-vested five-year common share purchase options to be priced at market value upon each of (i) the development of a testing protocol and (ii) five NFL teams adopting the use of the Heart Monitors.  The options to purchase 25,000 are fully vested, and lapse if unexercised on May 25, 2011, subject to acceleration and forfeiture provisions.  We recorded an expense of $55,348 during the six-month interim period ended June 30, 2006 to reflect the vesting of the 25,000 options using the Black-Scholes method based on the following assumption ranges:  (1) risk free interest rate of 5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 80%; and (4) an expected life of the options of 1.5 years.  During the six-month interim period ended June 30, 2006, we also issued a total of 34,604 common shares to Mr. Gault on behalf of Catch-83 in satisfaction of our monthly cash payment obligation under the consulting agreement. We valued these shares at $68,163.  The parties mutually agreed to suspend the agreement in June 2007 pending future developments.

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

On June 1, 2006, we issued to a consultant, Garud Technologies, options to purchase a total of 100,000 common shares at $2.35 per share, reflecting the fair market value of the shares as of that date.  These options were granted pursuant to the terms of a consulting agreement whereby Garud Technologies would provide product development services.  The options vest in equal installments quarterly over a period of two years commencing September 1, 2006, and lapse if unexercised on June 1, 2011, subject to acceleration and forfeiture provisions.  We have recorded an expense of $3,784 during the six-month interim period ended June 30, 2006 relating to the fair value of the aforesaid options that vested during that period using the Black-Scholes method based on the following assumption ranges:  (1) risk free interest rate of 4.7% to 5.0%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 70% to 77%; and (4) an expected life of the options of 1.5 to 2 years.  This consulting agreement was subsequently terminated on October 23, 2006, and all unvested options as of that date were forfeited.

On June 1, 2006, we issued to two employees options to purchase a total of 100,000 common shares at $2.36 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of two years commencing September 1, 2006, and lapse if unexercised on June 1, 2011, subject to acceleration and forfeiture provisions.

On June 6, 2006, we issued to an employee options to purchase a total of 50,000 common shares at $2.35 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six Months Ended June 30, 2007 And 2006 (Unaudited) (Continued)

quarterly over a period of one year commencing September 6, 2006, and lapse if unexercised on June 6, 2011, subject to acceleration and forfeiture provisions.

On June 14, 2006, we entered into a new investment banking agreement with Maxim Group, LLC, pursuant to which Maxim would provide non-exclusive investment banking, strategic advising and financial advising services to Signalife.  This agreement superceded and replaced an investment banking agreement previously entered into with Maxim on June 10, 2005.  The new agreement provided that we would pay to Maxim a nonrefundable retainer of $100,000, plus twelve monthly retainer payments of $12,500 commencing July 1, 2006.  As additional compensation under this agreement, we granted Maxim warrants to purchase 750,000 common shares at $2.75 per share, and cancelled 500,000 warrants previously granted on June 10, 2005 in connection with the superceded agreement.  These new warrants contain a cashless exercise provision and lapse, to the extent unexercised, on June 14, 2011.  The warrants vest as follows: 300,000 at grant, 100,000 at December 14, 2006, 150,000 at March 14, 2007 and 200,000 at June 14, 2007.  After taking into consideration the fair value of 500,000 warrants granted on June 10, 2005 which were cancelled, the incremental fair value of the warrants was estimated at $206,710 under the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 75%, (3) weighted-average risk-free interest rate of 5%, and (4) expected life of 1.5 years.  During the six-month interim period ended June 30, 2006, we recorded an expense of $82,684 for the vested warrants.  As an inducement for Maxim and its clients to exercise their warrants, we also repriced certain outstanding common stock purchase warrants granted to Maxim and its clients from an exercise price of $3.00 per share to a new exercise price of $2.50 per share. During the six-month interim period ended June 30, 2006, we recorded an expense of $95,578 to reflect the incremental fair value of the repriced warrants under the Black-Scholes option-pricing model computed as of the date of modification using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 75%, (3) weighted-average risk-free interest rate of 5%, and (4) expected life of 1.5 years.

During the six-month interim period ended June 30, 2006, in addition to the shares described above, we issued in the aggregate 282,066 common shares for payroll and business services. These shares were valued at $777,744 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the date of issuance.

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

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six Months Ended June 30, 2007 And 2006 (Unaudited) (Continued)

On June 6, 2007, we issued to a director, Dr. Lowell T. Harmison, as compensation for further serving on our board of directors, options to purchase 28,000 common shares at $1.05 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing September 6, 2007, and lapse if unexercised on June 6, 2012, subject to acceleration and forfeiture provisions.

On June 23, 2007, we issued to a new director, Mr. Jesse S. Rosas, as compensation for joining our board of directors, options to purchase 50,000 common shares at $0.75 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing September 23, 2007, and lapse if unexercised on June 23, 2012, subject to acceleration and forfeiture provisions.

On June 23, 2007, we issued to a new director, Mr. Jesse S. Rosas, as compensation for joining the audit committee of our board of directors, options to purchase 25,000 common shares at $0.75 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing September 23, 2007, and lapse if unexercised on June 23, 2012, subject to acceleration and forfeiture provisions.

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

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six Months Ended June 30, 2007 And 2006 (Unaudited) (Continued)

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

On January 24, 2007, Signalife filed a complaint in the General Court of Justice of the State of North Carolina captioned Signalife, Inc., plaintiff, vs Rubbermaid Inc., Newell Rubbermaid Inc., Gary Scott and David Hicks, Superior Court Division of the General Court of Justice of the State of North Carolina, County of Mecklenburg, alleging fraud, breach of fiduciary duty, breach of contract and unfair trade practices, and seeking damages of $20 million.  Signalife’s complaint is grounded in the failure and refusal of Rubbermaid, Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc., as Signalife’s exclusive third-party agent under a Sales and Marketing Services Agreement (the “Marketing Agreement”) entered into with Rubbermaid on March 26, 2006, to put together at its cost a national sales force to market Signalife’s Fidelity 100 Monitor System, and to advertise and otherwise use commercially reasonable efforts to vigorously promote the sale and marketing of the Fidelity 100, as required under the Marketing Agreement.  Rubbermaid concurrently filed a complaint against Signalife on January 24, 2007 in the United States District Court of North Carolina captioned Rubbermaid Incorporated, plaintiff, vs. Signalife, Inc., defendant; United States District Court, Western District, North Carolina, alleging negligent misrepresentation, breach of representation and warranty, and breach of contract, and seeking damages in excess of $75,000.  Rubbermaid’s principal factual allegation is that Signalife failed to meet projections that the company would independently sell 300 Fidelity 100 units in 2006.  Rubbermaid makes this assertation notwithstanding that there is no representation, covenant or undertaking in the extensive, comprehensive and thoroughly negotiated Marketing Agreement requiring Signalife to sell any Fidelity 100 units whatsoever, much less 300 units, and that the Marketing Agreement also contains an integration clause that would preclude Rubbermaid from making any such claim if not otherwise contained in

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six Months Ended June 30, 2007 And 2006 (Unaudited) (Continued)

the agreement.  Rubbermaid also alleges, without providing any support, that the Fidelity 100 was not commercially ready for sale.  Rubbermaid makes this assertation notwithstanding extensive product due diligence by Rubbermaid in entering into the Marketing Agreement, the fact that Signalife has been actively selling the units through its in-house sales staff, and the fact that Signalife has provided to Rubbermaid extensive documentation as to all operational and technical issues, including attestation as to the commercial use and results of the Fidelity 100 by a number of physicians who use the units in their practices.  Signalife denies the validity of Rubbermaid’s allegations, and believes that they are merely a pretext raised by Rubbermaid in anticipation of Signalife’s complaint, and to otherwise enable Rubbermaid to avoid performing its obligations under the Marketing Agreement (which Signalife had previously estimated in its SEC filings would cost Rubbermaid approximately $4-5 million to perform). On January 29, 2007, Signalife filed a motion in Rubbermaid's federal court lawsuit to dismiss that lawsuit or, in the alternative, stay the lawsuit pending the resolution of the lawsuit filed in state court by Signalife.  The federal court has not ruled on Signalife's motion to dismiss/stay.  On February 2, 2007, Rubbermaid removed Signalife's state court lawsuit to federal court, claiming diversity of citizenship jurisdiction.  On February 27, 2007, Signalife filed a motion to remand the case back to the state court.  The federal court has not ruled on Signalife's motion to remand.  On February 20, 2007, Rubbermaid filed a motion in the Signalife state court action to remove the lawsuit to federal court, to dismiss Signalife's fraud, breach of fiduciary duty, unfair trade practices and alter ego claims, and to dismiss Newell Rubbermaid, Inc., Gary Scott and David Hicks as defendants   The motion to dismiss would not affect Signalife's breach of contract claim against Rubbermaid.  The federal court has not ruled on Rubbermaid's motion to dismiss. While Signalife denies any liability to Rubbermaid and intends to vigorously contest Rubbermaid claims and also intends to pursue the company’s claims, we cannot make an evaluation of the likely outcome of the case or the amount or range of any possible loss or recovery

12.

RELATED PARTY TRANSACTIONS

During the six-month interim periods ended June 30, 2007 and 2006, we incurred legal fees in the amounts of $76,147 and $78,827, respectively, to a law firm which has one of our directors, Mr. Ellsworth Roston, as a partner.  Of these amounts, $0 and $78,827, respectively, were capitalized as patent costs.

13.

SUBSEQUENT EVENTS

On July 11, 2007, we issued to each of three new directors, Dr. Robert E. Windom, Dr. Steven J. Phillips and Dr. Jay A. Johnson, as compensation for joining our board of directors, options to purchase 50,000 common shares at $0.68 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing October 11, 2007, and lapse if unexercised on October 11, 2012, subject to acceleration and forfeiture provisions.

Since the end of the second quarter of fiscal 2007, we issued a total of 400,000 common shares to the principal of The Silve Group as compensation for the provision of product marketing and distribution services rendered by that company during the second quarter in connection with organizing, introducing us to and procuring specific international sales and distribution channels, partners and relationships.

Since the end of the second quarter of fiscal 2007, we issued a total of 275,552 common shares for payroll, legal & professional and business services.

On August 6, 2007, Signalife entered into a series of related transactions with YA Global Investments, LP (“YA Global”), including a Securities Purchase Agreement, a Standby Equity Distribution Agreement, and Registration Rights Agreements, pursuant to which:

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six Months Ended June 30, 2007 And 2006 (Unaudited) (Continued)

(1)

For the sum of $2,000,000 pursuant to the Securities Purchase Agreement, YA Global will purchase:  (1) 2,956,830 unregistered common shares (based upon the formula of $2,000,000 divided by 95% of the average volume weighted average price (“VWAP”) of Signalife’s common stock for the twenty-day period prior to the date of the Securities Purchase Agreement; ), (2) five-year common stock purchase warrants entitling YA Global to purchase 1,000,000 unregistered common shares at a price of $1 per share, and (3) five-year common stock purchase warrants entitling YA Global to purchase 500,000 unregistered common shares at a price of $2 per share.  The aforesaid warrants will be exercisable in cash, except to the extent that the underlying common shares are not registered or in the event of an event of default as defined under the Securities Purchase Agreement.  The aforesaid warrants will also carry full-ratchet anti-dilution rights.

(2)

Pursuant to the terms of the Standby Equity Distribution Agreement, YA Global will grant to Signalife the right at its election without any obligation to do so, over a three-year period, to incrementally sell up to $100,000,000 in common shares to YA Global at a price equal to 97% of the lowest daily VWAP for Signalife’s common stock on its primary market over a five-day trading period (the “pricing period”) following the date of notice of Signalife’s exercise of its selling rights.

(3)

Pursuant to the terms of the Standby Equity Distribution Agreement, Signalife will pay to YA Global 1,404,495 unregistered common shares as compensation for entering into the Equity Agreement and committing to selling shares to YA Global thereunder.

In connection with the aforesaid transactions, Signalife entered into a Placement Agent Agreement with Newbridge Securities Corporation, a NASD registered broker-dealer, which acted as Signalife’s exclusive placement agent in the aforesaid transaction.  Under that agreement, Signalife will pay to Newbridge 14,405 unregistered common shares as compensation for acting as Signalife’s exclusive placement agent.

The aforesaid $2,000,000 cash consideration and common shares and warrants have been placed into escrow, with the $2,000,000 to be released to Signalife from escrow upon receipt of AMEX approval, or upon other conditions not involving AMEX that are within the control of the company..

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our unaudited interim financial statements and explanatory notes for the six-month interim period ended June 30, 2007 included as part of this quarterly report, and (2) our audited annual financial statements and explanatory notes for the year ended December 31, 2006 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC, as it may be amended.

During the fourth quarter of 2006, we commenced our planned operations as we shifted our focus from product development to selling our products.  Prior to that time and from our inception, we were considered a development stage company in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

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

As of August 1, 2007, we had issued and outstanding or accrued for issuance a total of: (1) 47,207,050 common shares; (2) 14,574 shares of series ‘A’ convertible preferred stock, plus an additional 39,681 unissued series ‘A’ preferred shares accrued for issuance as dividends through June 30, 2007; and (3) stock purchase options and warrants entitling the holders to purchase up to 10,620,586 and 179,292 common shares and series ‘A’ convertible preferred shares, respectively, at weighted average exercise prices of $2.23 and $3.00 per share, respectively.

Results of Operations

The company had no revenues or corresponding costs from products sales for the three or six-month interim periods ended June 30, 2007 and 2006, respectively.

General and administrative expenses for the three-month interim period ended June 30, 2007 were $2,182,477, as compared to $3,047,313 for the corresponding interim period in fiscal 2006.  The primary components of general and administrative expenses for the three-month interim period ended June 30, 2007 were professional fees, general consulting fees, salaries and stock based compensation and marketing and public relations.  The $864,836 or 28% decrease in general and administrative expenses was principally attributable to a $75,903 decrease in investor/public relations expenses, a $281,740 decrease in professional fees, including legal, accounting and investment banking, a $443,752 decrease in consulting fees, and a $71,608 decrease in travel expenses.

General and administrative expenses for the six-month interim period ended June 30, 2007 were $7,508,202, as compared to $5,367,609 for the corresponding interim period in fiscal 2006.  The primary components of general and administrative expenses for the six -month interim period ended June 30, 2007 were professional fees, general consulting fees, salaries and stock based compensation and marketing and public relations.  The $2,140,593 or 40% increase in general and administrative expenses was principally attributable to a $2,566,240 increase in investor/public relations, a $140,163 increase in professional fees, including legal, accounting and investment banking; partially offset by a decrease of $150,054 in consulting fees, a decrease of $160,686 in outside services and a decrease of $385,313 in stock compensation related to SFAS No. 123R.

Research and development expenditures for the three-month interim period ended June 30, 2007 were $337,460, as compared to $258,850 for the corresponding interim period in fiscal 2006.  The $78,610 or 30% overall increase in research and development expenditures for the three-month interim period ended June 30, 2007 was principally attributable to an increase in research and development consulting costs in the amount of $24,408, an increase of salaries of $33,741, and an increase in prototype expense of $32,046 offset by a decrease in outside services and professional fees of $29,010.

Research and development expenditures for the six-month interim period ended June 30, 2007 were $622,731, as compared to $428,113 for the corresponding interim period in fiscal 2006.  The $194,618 or 45% overall increase in research and development expenditures for the six-month interim period ended June 30, 2007 was principally attributable to an increase in research and development consulting costs in the amount of $96,974, an increase of salaries of $99,174, and an increase in prototype expense of $27,898 offset by a decrease in outside services and professional fees of $57,711.

We had other income of $6,387 for the three-month interim period ended June 30, 2007, as compared to $526,852 for the corresponding interim period in fiscal 2006.  The $520,465 decrease was attributable a reduction of $500,000 in co-exclusivity fees recognized under our since-terminated agreement with Rubbermaid, together with a reduction of $20,465 in interest income.

We had other income of $554,039 for the six-month interim period ended June 30, 2007, as compared to $569,031 for the corresponding interim period in fiscal 2006.  The $14,992 decrease was attributable to a reduction in interest income.

We incurred a net loss before preferred dividends of $2,513,550 for the three-month interim period ended June 30, 2007, as compared to $2,779,311 for the corresponding interim period in fiscal 2006.  The $265,761 or 10% decrease in our net loss before preferred dividends for the three-month interim period ended June 30, 2007 was attributable to the $864,836 decrease in general and administrative expenses; partially offset by the $78,610 increase in research and development expenses and the $520,465 decrease in other income.

We incurred a net loss before preferred dividends of $7,576,894 for the six-month interim period ended June 30, 2007, as compared to $5,226,691 for the corresponding interim period in fiscal 2006.  The $2,350,203 or 45% increase in our net loss before preferred dividends for the six-month interim period ended June 30, 2007 was attributable to the $2,140,593 increase in general and administrative expenses, the $194,618 increase in research and development expenses and the $14,992 decrease in other income.

Plan Of Operation

Our overall plan of operation for the twelve-month period going forward commencing as of July 1, 2007 is to (1) continue to ramp-up domestic and international commercial marketing and sales efforts with respect to our Fidelity 100 Monitor System, both through our internal sales staff and independent distributors, (2) commence marketing of our Fidelity 300 Holter Monitor by the end of the first quarter of fiscal 2007 following the completion of pending industry-partner evaluation studies and the filing of a 510(k) application with the FDA; (3) complete design, engineering and fabrication of a production version of the Signalife Fidelity 200 Event Recording System, and commence commercial distribution of this product by the end of the first quarter of fiscal 2007, (4) conduct further studies relating to the commercial production of the Signalife Cardiac Vest and its introduction to market, (5) commence the expansion of our fitness center testing program to fitness facilities across the country; and (6) to the extent permitted by available financial resources and manpower, (i) conduct further design, engineering and fabrication activities in connection with a production version of the Signalife Intracardiac Monitor; and (ii) continue evaluation activities in connection with the development of an EEG monitor device.

We currently have budgeted $5,570,500 in anticipated cash expenditures for the twelve-month period commencing July 1, 2007, including (1) $403,000 to cover our projected sales, marketing and product awareness expenses (excluding any sales and marketing, manufacturing and fulfillment costs associated with products sold during the twelve-month period, which we anticipate would be covered by any revenues associated with such sales): (2) $3,230,500 to cover our projected general and administrative expenses during this period; (3) $1,711,000 for research and development activities; and (4)  $226,000 for production expenses (excluding any production expenses associated with products sold during the twelve-month period, which we anticipate would be covered by any revenues associated with such sales). The aforesaid budgeted cash expenditures exclude any manufacturing, sales and marketing (including sales commissions) and fulfillment costs associated with products sold during the twelve-month period, which we anticipate would generate positive cash flow after payment of such costs.  Management is constantly reviewing and revising the aforesaid budget based upon developments, and the aforesaid budget will change accordingly.

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

Capital Resources

Historical Sources Of Capital Resources

We have historically financed our operations through a combination of (1) gross proceeds from contributed capital, including the sale of our common shares, series ’A’ preferred shares and common share purchase warrants for cash, and the exercise of stock purchase warrants for cash; (2) the issuance of common shares or common share purchase warrants in payment of the provision of services; (3) gross proceeds from the sale of a debenture which was subsequently converted into common shares; (4) the grant of non-exclusive rights to market our products and services; and (5) advances against our line of credit.  Included in the foregoing are the following significant financing transactions as reported in (1) our audited annual financial statements and explanatory notes for the year ended December 31, 2006 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC, as it may be amended, and (2) our unaudited interim financial statements and explanatory notes for the six-month interim period ended June 30, 2007 included as part of this quarterly report:

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

•

On March 26, 2006, we entered into a Sales and Marketing Services Agreement with Rubbermaid Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc.  Pursuant to the terms of this agreement, we received a $2,000,000 fee upon execution for the grant of the right to act as

Signalife’s exclusive third-party agent market our Fidelity 100 Monitor System.  This agreement was subsequently terminated on January 24, 2007.

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

•

Since January 2007 until June 30, 2007, we have drawn a total of $202,148 in advances against our $10 million line of credit with S.E.S. Capital, LLC.  Pursuant to our rights under the credit facility, we intend to convert these advances into common shares.  For a description of this credit facility, see “Capital Resources Going Forward” below.

Subsequent to the foregoing, on August 6, 2007, Signalife entered into a series of related transactions with YA Global Investments, LP (“YA Global”), including a Securities Purchase Agreement, a Standby Equity Distribution Agreement, and Registration Rights Agreements, pursuant to which:

•

For the sum of $2,000,000 pursuant to the Securities Purchase Agreement, YA Global will purchase:  (1) 2,956,830 unregistered common shares (based upon the formula of $2,000,000 divided by 95% of the average VWAP of Signalife’s common stock for the twenty-day period prior to the date of the Securities Purchase Agreement; ), (2) five-year common stock purchase warrants entitling YA Global to purchase 1,000,000 unregistered common shares at a price of $1 per share, and (3) five-year common stock purchase warrants entitling YA Global to purchase 500,000 unregistered common shares at a price of $2 per share.  The aforesaid warrants will be exercisable in cash, except to the extent that the underlying common shares are not registered or in the event of an event of default as defined under the Securities Purchase Agreement.  The aforesaid warrants will also carry full-ratchet anti-dilution rights.

•

Pursuant to the terms of the Standby Equity Distribution Agreement, YA Global will grant to Signalife the right at its election without any obligation to do so, over a three-year period, to incrementally sell up to $100,000,000 in common shares to YA Global at a price equal to 97% of the lowest daily VWAP for Signalife’s common stock on its primary market over a five-day trading period (the “pricing period”) following the date of notice of Signalife’s exercise of its selling rights.

•

Pursuant to the terms of the Standby Equity Distribution Agreement, Signalife will pay to YA Global 1,404,495 unregistered common shares as compensation for entering into the Equity Agreement and committing to selling shares to YA Global thereunder.

In connection with the aforesaid transactions, Signalife entered into a Placement Agent Agreement with Newbridge Securities Corporation, a NASD registered broker-dealer, which acted as Signalife’s exclusive placement agent in the aforesaid transaction.  Under that agreement, Signalife will pay to Newbridge 14,405 unregistered common shares as compensation for acting as Signalife’s exclusive placement agent.

The aforesaid $2,000,000 cash consideration and common shares and warrants have been placed into escrow, with the $2,000,000 in gross proceeds to be released to Signalife from escrow upon receipt of AMEX approval, or upon other conditions  not involving AMEX that are within the control of the company..

Capital Resources Going Forward

We have approximately $74,000 of cash on hand as of June 30, 2007 to fund our operations going forward. We also have $10 million in credit available to fund our operations going forward under a credit line credit entered into on January 25, 2007 with S.E.S. Capital, LLC (“SES Capital”).  Under this credit line, Signalife can draw up to $10 million at any time over a three-year term.  Interest will accrue on any advance at the rate of 7% per annum.  Under the underlying Loan Agreement, SES Capital will at all times maintain $1 million in a bank account under which Signalife may withdraw the advances, and Signalife may withdraw up to $100,000 with respect to each such advance.  When Signalife withdraws an advance, SES Capital will have 30 days to replenish the account.  Principal and interest is payable in a balloon payment on February 25, 2010, although Signalife may pay off principal and interest at any time without penalty.  To date, we have drawn $202,148 against the line of credit.

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

We will also be entitled to the distribution of $2,000,000 in net proceeds from the recent sale of our securities to YA Global Investments upon their release from escrow following AMEX approval. For a description of this transaction, see “Capital Resources—Historical Sources Of Capital Resources” above.

We believe that our cash currently on hand, together with anticipated revenues and borrowings against our line of credit with SES Capital discussed above and the pending investment and standby equity purchase arrangement with YA Global Investments as discussed above, will be sufficient to cover our anticipated cash expenditures for the twelve-month period going forward commencing as of July 1, 2007 as discussed above in “Plan Of Operation”.  We have taken and will continue to take steps to preserve our cash, including making payments to selected service providers and employees in common shares in lieu of cash.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources as discussed above are depleted, we anticipate we would raise it the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  Other than our line of credit with SES Capital as discussed above and the pending investment and standby equity purchase arrangement with YA Global Investments as discussed above, we currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

Recent Accounting Pronouncements

In February of 2007 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The company is analyzing the potential accounting treatment.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109.”  Fin No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.  The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred.  Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  Fin No. 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. We adopted Fin No. 48 effective January 1, 2007.  The impact of the adoption of Fin No. 48 did not have a material impact on the company’s financial statements.

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

We have incurred cumulative net losses before preferred dividends available to common shareholders in the amount of $42,375,550 from our inception through June 30, 2007.  We have only recently introduced our first heart monitoring product, the Fidelity 100 Monitor System, to market in March 2006, and received our first sales revenues from the sale of those products in October 2006.  We project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs for an indefinite period of time.  We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive in the near future.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

As noted in the prior risk factor, we only recently introduced our first heart monitoring product, the Fidelity 100 Monitor System, to market and commenced commercial sales of that product, and further anticipate that after such introduction we will continue to be cash flow negative due to our anticipated costs exceeding our anticipated revenues for an indefinite period of time.  We believe that our currently available working capital and line of credit with SES Capital and the pending investment and standby equity purchase arrangement with YA Global Investments LLC will be sufficient to continue our business for at least the next twelve months.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  Other than our line of credit with SES Capital and the pending investment and standby equity purchase arrangement with YA Global Investments, we currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

Our success depends to a critical extent on the continued efforts of services of our executive management team comprised of Ms. Pamela M. Bunes, our Chief Executive Officer, Dr. Lowell T. Harmison, our President and Chief Operating Officer, and Dr. Budimir S. Drakulic, our Chief Technology Officer.  Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital.  Ms. Bunes is currently employed pursuant to five-year employment agreements, while Dr. Drakulic is employed as a consultant under a loan-out agreement through June 26, 2016.  None of these agreements will preclude any of these key officers from leaving the company.  Dr. Harmison is not currently engaged under an employment agreement.  We currently maintain key man life insurance policies in the amount $3 million with respect to Dr. Drakulic which will assist us in recouping some of our costs in the event of the death of that officer.

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

Risks Relating To An Investment In Our Securities

There can be no assurance that our common shares will continue to be listed on AMEX

On June 27, 2007, Signalife received a deficiency letter from the American Stock Exchange (“AMEX”) pursuant to which it indicated that the company ’s current stockholder’s equity of approximately $3.2 million at the time had fallen to less than the $4 million and $6 million required for continued listing under AMEX Rules 1003(a)(ii) and (a)(iii), respectively.  These minimum stockholders’ equity thresholds were triggered by the recent decline of Signalife’s market capitalization to less than $50 million, which previously exempted Signalife from these requirements. In response to the letter, on July 26, 2007, Signalife submitted to AMEX a plan for so increasing the company’s stockholder’s equity for AMEX’s review and acceptance.  This plan will need to be implemented by December 29, 2008 or such earlier date as AMEX deems reasonable.  AMEX is currently reviewing Signalife’s plan, and Signalife anticipates a response within 45 days of its submission of the proposal.  If Signalife’s market capitalization were to return to levels above $50 million, then the plan will not need to be implemented.  In the event that our common shares were no longer to be listed on AMEX, whether by reason of AMEX’s ultimate rejection of Signalife’s plan, or Signalife’s failure to increase stockholder’s equity to the requisite $4 million and $6 million required by AMEX, Signalife would seek to trade its common shares on the Over-The-Counter Bulletin Board (“OTCBB”) as previously done before listing our common shares on AMEX.  Such an event could have an impact on the trading price of our common shares.  No guarantee can be given that AMEX will accept the plan.

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

ARC Finance Group, LLC (“ARC Finance Group”), which is owned and controlled by Ms. Tracey Hampton, owns approximately 48.6% of our outstanding common shares and voting securities.  As a consequence of its controlling stock ownership position, ARC Finance Group effectively holds the ability to elect a majority of our board of directors or to remove any director, and thereby controls our management.  ARC Finance Group also has the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.  ARC Finance Group actively evaluates potential modifications to our board of directors and management, and could make such modifications—or wholesale changes—at any time if deemed to be in the company’s best interest.

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

There are currently outstanding as of August 1, 2007, (1) 14,574 series ’A’ preferred shares (plus an additional 39,681 unissued series ‘A’ preferred shares accrued as dividends for issuance through June 30, 2007), each convertible into one common share at the conversion rate of $3 per share, and (2) share purchase options and warrants entitling the holders to purchase 10,620,586 and 179,292 common shares and series ‘A’ preferred shares, respectively, at weighted average exercise prices of $2.23 and $3.60 per share, respectively.  Included in these share purchase options are a large number granted to directors, officers, employees and consultants that are subject to vesting conditions.  In the event of the conversion or exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares.  In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their conversion or exercise of these securities.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 common and 10,000,000 “blank check” preferred shares.  After taking into consideration our common and series ’A’ preferred shares outstanding or accrued for issuance as of August 1, 2007, we will be entitled to issue up to 53,547,519 additional common shares and 9,946,834 additional preferred shares.  Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

LEGAL PROCEEDINGS

We have summarized below (1) any legal or governmental proceedings relating to our company or properties to which we are a party which we consider to be material and which are pending as of the date of this quarterly report, (2) any proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us which are pending as of the date of this quarterly report, and (3) any such matters pending on March 31, 2007 and settled on or before the date of this quarterly report.

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

CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales Of Unregistered Equity Securities

Since April 1, 2007, we have not sold or issued any securities not registered under the Securities Act of 1933 the issuance or grant of which we have not previously reported either on a quarterly report on form 10-QSB or a current report on form 8-K:

Use Of Proceeds Of Registered Offerings

Not Applicable.

Repurchases Of Equity Securities

During the three-month interim period ended June 30, 2007, we did not repurchase any equity securities.

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

32.1

Section 906 Certification of Chief Executive Officer *

32.2

Section 906 Certification of Chief Financial Officer *

*

Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Greenville, South Carolina, this 10th day of August, 2007.

SIGNALIFE, INC.
By:	/s/ Pamela M. Bunes
Pamela M. Bunes Chief Executive Officer (principal executive officer)
By:	/s/ Kevin F. Pickard
Kevin F. Pickard Interim Chief Financial Officer (principal accounting and financial officer)