Form 10QSB
period 2007-09-30
SIGNALIFE, INC.
filed 2007-11-14
CIK 810365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-QSB

_________________

(Mark One)
☒	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended September 30, 2007
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 2, 2007, there were issued and outstanding or accrued for issuance a total of 53,090,899 shares of common stock, par value $0.001 per share and 14,574 shares of series ’A’ preferred stock, par value $0.001 per share (plus an additional 40,764 unissued series ’A’ preferred shares accrued as dividends for issuance).

Table Of Contents
Page

ADVISEMENTS

ii

INTERIM FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

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

17

LEGAL PROCEEDINGS

17

CHANGES IN SECURITIES AND USE OF PROCEEDS

19

Recent Sales Of Unregistered Equity Securities

19

Use Of Proceeds Of Registered Offerings

20

Repurchases Of Equity Securities

20

DEFAULTS UPON SENIOR SECURITIES

20

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

20

OTHER INFORMATION

20

Matters Not Previously Reported On Form 8-K

20

Voluntary Reports

20

Material Changes To Director Nominee Procedures

20

EXHIBITS

20

SIGNATURES

21

-i-

ADVISEMENTS

Unless the context requires otherwise, “Signalife”, “the company”, “we”, “us”, “our” and similar terms refer to Signalife, Inc.  Our common stock, par value $.001 per share, and our series ’A’ preferred stock, par value $.001 per share, are commonly referred to in this quarterly report as our “common shares” and “series ’A’ preferred shares”, respectively.  The information in this quarterly report is current as of the date of this quarterly report (September 30, 2007), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the nine-month interim period ended September 30, 2007, are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ended December 31, 2007.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction with the annual financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-KSB for our fiscal year ended December 31, 2006, as it may be amended, together with any reports, statements and information filed with the United States Securities and Exchange Commission (the “SEC”) relating to periods or events occurring after December 31, 2006.

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

-ii-

SIGNALIFE, INC.

INTERIM FINANCIAL STATEMENTS
FOR THE
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

Contents

 -

SIGNALIFE, INC. Balance Sheet September 30, 2007 (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 1,480,157
Inventory	147,513
Prepaid sales commissions	660,000
Prepaid expenses and other current assets	23,400
Total current assets	2,311,070
Prepaid sales commissions	1,977,251
Property and equipment, net of accumulated depreciation of $335,598.	222,422
Intangible – patents, including related party amounts, net of accumulated amortization of $52,994	588,543
TOTAL ASSETS	$ 5,099,286
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 517,052
Due to related party	200,000
Line of credit	205,686
Total liabilities	922,738
Commitments and contingencies	—
Stockholders’ equity:
Series ’A’ convertible preferred stock, $.001 par value; 10,000,000 shares authorized; 14,574 shares issued and outstanding	14
Series ’A’ convertible preferred stock to be issued for accrued dividends, 40,764 shares	41
Common stock, $0.001 par value; 100,000,000 shares authorized; 52,286,225 shares issued and outstanding	52,287
Additional paid-in capital	49,503,214
Accumulated deficit	(45,379,008)
Total stockholders’ equity	4,176,548
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 5,099,286

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Operations For The Three And Nine Months Ended September 30, 2007 And 2006 (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Product sales	$ —	$ —	$ —	$ —
Cost of products sold	—	—	—	—
Gross profit	—	—	—	—
Operating expenses:
Research and development	386,280	264,275	1,009,011	692,388
General and administrative	2,622,678	2,074,058	10,130,880	7,441,667
Total operating expenses	3,008,958	2,338,333	11,139,891	8,134,055
Loss from operations	(3,008,958)	(2,338,333)	(11,139,891)	(8,134,055)
Other income:
Exclusivity fee income	—	500,000	500,000	1,000,000
Interest income	5,500	22,160	59,539	91,191
Total other income	5,500	522,160	559,539	1,091,191
Loss before provision for income taxes	(3,003,458)	(1,816,173)	(10,580,352)	(7,042,864)
Provision for income taxes	—	—	—	—
Net loss	(3,003,458)	(1,816,173)	(10,580,352)	(7,042,864)
Preferred dividend	3,248	7,713	14,457	26,464
Net loss attributable to common stockholders	$ (3,006,706)	$ (1,823,886)	$ (10,594,809)	$ (7,069,328)
Basic and diluted loss per share	$ (0.06)	$ (0.05)	$ (0.23)	$ (0.18)
Weighted average shares outstanding— basic and diluted	49,679,442	39,236,981	46,234,610	38,950,260

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statement Of Stockholders’ Equity For The Nine Months Ended September 30, 2007 (Unaudited)

Balance December 31, 2006 42,413,248

	Common Stock				Series ’A’ Convertible Preferred Stock				Series ’A’ Convertible Preferred Stock To Be Issued				Additional Paid-in Capital		Accumulated Deficit	Total Stockholders’ Equity
	Shares		Amount		Shares		Amount		Shares		Amount
		$ 42,413		97,909		$ 98		35,944		$ 36		$ 37,700,728		$ (34,798,656)		$ 2,944,619	Issuance of common stock for cash
2,956,830	2,957		—		—		—		—		1,997,043		—		2,000,000	Issuance of common stock as equity line commitment fee
1,418,900	1,419		—		—		—		—		(1,419)		—		—	Issuance of common stock for services
5,413,912	5,414		—		—		—		—		7,897,507		—		7,902,921	Fair value of employee options
—	—		—		—		—		—		1,098,346		—		1,098,346	Options and warrants issued for services
—	—		—		—		—		—		811,014		—		811,014	Series ’A’ preferred stock accrued dividends
—	—		—		—		—		—		(14,457)		—		(14,457)	Shares for series ’A’ preferred dividends
—	—		—		—		4,820		5		14,452		—		14,457	Conversion of series ’A’ preferred stock
83,335	84		(83,335)		(84)		—		—		—		—		—	Net loss
—	—		—		—		—		—		—		(10,580,352)		(10,580,352)	Balance September 30, 2007
52,286,225	$ 52,287		14,574		$ 14		40,764		$ 41		$ 49,503,214		$ (45,379,008)		$ 4,176,548

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Cash Flows For The Nine Months Ended September 30, 2007 And 2006 (Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (10,580,352)	$ (7,042,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,023	74,810
Amortization of deferred compensation	—	1,504
Stock issued for services	7,902,921	1,697,860
Options and warrants issued for services	811,014	570,981
Fair value of stock options under SFAS 123R	1,098,346	1,501,066
Changes in assets and liabilities:
Inventory	7,958	(131,866)
Prepaid expenses and other currents assets	(2,558,320)	(227,406)
Accounts payable and accrued expenses	(558,616)	438,403
Deferred revenue	(500,000)	1,000,000
Net cash used in operating activities	(4,300,026)	(2,117,512)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,505)	(71,134)
Capitalized patent cost	(650)	(115,503)
Net cash used in investing activities	(12,155)	(186,637)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net	205,686	—
Advance from related party	200,000	—
Proceeds from sale of common stock	2,000,000	—
Net cash provided by financing activities	2,405,686	—
Net decrease in cash and cash equivalents	(1,906,495)	(2,304,149)
Cash and cash equivalents, beginning of period	3,386,652	4,776,277
Cash and cash equivalents, end of period	$ 1,480,157	$ 2,472,128

(continued on next page)

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Cash Flows For The Nine Months Ended September 30, 2007 And 2006 (Unaudited) (Continued)

Supplemental Cash Flow Information:

Signalife paid $0 and $1,973 in interest for the nine month interim periods ended September 30, 2007 or 2006, respectively.  Signalife paid no income taxes for the nine month interim periods ended September 30, 2007 or 2006.

Supplemental Investing and Financing Activities:

For the nine month interim periods ended September 30, 2007 and 2006, the company has accrued $14,457 and $26,464, respectively, in dividends related to its series “A” preferred stock.  Such dividends are a non-cash charge as they will be paid in-kind.

During the nine month interim periods ended September 30, 2007 and 2006, 83,335 and 70,199 shares of common stock, respectively, were issued upon conversion of an equivalent number of shares of series “A” preferred stock.

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine Months Ended September 30, 2007 And 2006 (Unaudited)

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

On September 19, 2002, we issued 23,400,000 (7,800,000 pre-split)  common shares in exchange for intangible technology (the “Signal Technologies”) to ARC Finance Group, LLC (“ARC Finance Group”).  The issuance of this stock resulted in a change of control, with the new ownership group controlling approximately 85% of the company’s outstanding stock.  At September 30, 2007, ARC Finance Group’s ownership percentage of the company’s outstanding common shares and voting securities was approximately 44.8%.

We are authorized under our Certificate of Incorporation to issue (1) common shares, par value $.001 per share, and (2) shares of preferred stock, par value $.001 per share, of which one class, denominated as series ’A’ convertible preferred stock, has been designated to date.  We sometime refer to these securities in these financial statements as “common shares”, “preferred shares” and “series ’A’ preferred shares”, respectively.

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

.

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine Months Ended September 30, 2007 And 2006 (Unaudited) (Continued)

The results of the nine month interim periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the pending twelve-month period ending December 31, 2007.

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

Prepaid Sales Commissions

During the nine month interim period ended September 30, 2007, the company issued to The Silve Group a total of 1,546,583 common shares valued at $2,637,251.  The issuance of these shares was an advance against future commissions to be earned by The Silve Group and, as the shares issued represent fully vested, non-forfeitable equity instruments (notwithstanding that the Silve Group may have a monetary reimbursement obligation), they are recorded as an asset in the accompanying balance sheet in accordance with Emerging Issues Task Force (“EITF”) No 00-18.  As sales are generated by The Silve Group in the future, the prepaid sales commissions will be expensed as commission expense.  The Company expects that sales generated from The Silve Group over the next two to three years to be sufficient to offset the commissions already paid to them.  As of September 30, 2007, we have received purchase orders in the amount of $3,300,000, with respect to which, once filled, The Silve Group will be entitled to receive $660,000 in commissions that will be offset by the aforesaid prepaid commissions.

Inventory

Inventory at September 30, 2007 consists of work in process and raw materials and is valued at the lower of cost or market on the first-in, first-out basis.

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine Months Ended September 30, 2007 And 2006 (Unaudited) (Continued)

Property and Equipment

We record our property and equipment at historical cost.  We expense maintenance and repairs as incurred.  Depreciation is determined using the straight-line method over three to five years.

Intangible and Long-Lived Assets

We follow SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.  Long-lived assets to be held and used, which consist of patents and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  During the nine-month interim periods ended September 30, 2007 and 2006, no impairment loss was recognized.

Advertising Costs

Advertising costs are expensed as incurred.  For the nine-month interim periods ended September 30, 2007 and 2006, advertising cost were not significant.

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.23 and $0.18 for the nine-month interim periods ended September 30, 2007 and 2006, respectively. For the nine-month interim periods ended September 30, 2007 and 2006, 11,210,679 and 10,435,318 potential shares, respectively, were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share (anti-dilutive).

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine Months Ended September 30, 2007 And 2006 (Unaudited) (Continued)

Revenue recognition

We are currently marketing our products and services through our company sales team and independent third-party distributors and sales agents.  On March 26, 2006, we entered into a Sales and Marketing Services Agreement with Rubbermaid Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc., to market our Fidelity 100 Monitor System in the United States as Signalife’s co-exclusive third-party agent.  In consideration of these rights, Rubbermaid paid Signalife $2,000,000 for the first year of the agreement.  This agreement was subsequently terminated on January 24, 2007 (see Note 13).  Revenue from the exclusivity fee has been recognized over the term of the agreement.  We recognized $500,000 and $1,000,000 as revenue during nine-month interim periods ended September 30, 2007 and 2006, respectively.

We generally recognize product sales revenue upon delivery of product unless there are significant post-delivery obligations or collection is not considered probable at the time of sale.  When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled.

We also lease our products to customers with lease terms generally not to exceed 24 months.  At the end of the lease the customer in certain cases has the option to purchase the leased product for approximately 10% of the original purchase price.  These leases are classified as sales-type or operating leases depending on whether the collectability of the minimum lease payments is reasonably predictable.

We classify  leases where the collectability of the minimum lease payments is reasonably predictable, as sales-type leases.  In accounting for a sales-type  leases, we record as sales revenue the present value of the minimum lease payments discounted at the interest rate implicit in the lease. Cost of sales equals the cost of the leased property, reduced by the present value of any unguaranteed residual value. Initial direct costs are charged to operations when the sale is recognized. In cases where these leases contain a bargain purchase option, there is no unguaranteed residual value to account for.  At the inception of the lease, we determine the gross investment (minimum lease payments). The difference between the gross investment and the present value of the gross investment is unearned income amortized over the lease term using the interest method.

We classify leases where the collectability of the minimum lease payments is not reasonably predictable as operating leases.  Rental revenue on operating leases is recognized on a straight-line basis over the term of the lease.  The leased property is included in investment in leased property in the balance sheet.  The leased property is depreciated over the estimate useful life of the property, and in the balance sheet the accumulated depreciation is deducted from the investment in the leased property.

Stock Based Compensation

We adopted SFAS No. 123 (Revised 2004), “Share Based Payment,” under the modified-prospective transition method on January 1, 2006.  SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006.  SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine Months Ended September 30, 2007 And 2006 (Unaudited) (Continued)

Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.  Prior to the adoption of SFAS No. 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.  The company recognized $1,098,346 and $1,501,066 in share-based compensation expense for the nine-month interim periods ended September 30, 2007 and 2006, respectively.

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

4.

RECENT ACCOUNTING PRONOUNCEMENTS

In February of 2007 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We are analyzing the potential accounting treatment of this pronouncement.

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

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine Months Ended September 30, 2007 And 2006 (Unaudited) (Continued)

5.

PROPERTY AND EQUIPMENT

Our property and equipment as of September 30, 2007 is as follows:

Computer equipment	$ 220,873
Leasehold improvements	66,792
Furniture and fixtures	184,589
Software	40,271
Other equipment	45,495
Total property and equipment	558,020
Accumulated depreciation	(335,598)
Property and equipment, net	$ 222,422

Depreciation expense amounted to $68,614 and $66,450 for nine-month interim periods ended September 30, 2007 and 2006, respectively.

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

When we acquired the patent, we inherited a licensing agreement and therefore consider the patent to have been placed in service.  We are amortizing our initial patent, valued at $78,023, over an estimated useful life of 7 years.  The aggregate amortization expense will be approximately $33,000 over the next three years, with an expense of approximately $11,000 annually.  The remaining balance in the intangible account consists of additional costs relating to our amplification technology, principally patent application costs.  We have one patent and five patent applications concerning our proprietary amplification technology.  We have recorded the value of our original patent and the additional costs relating to our amplification technology at the historical cost of $641,537, with accumulated amortization of $52,994 as of September 30, 2007.  Amortization expense amounted to $8,409 and $8,360 for the nine-month interim periods ended September 30, 2007 and 2006, respectively.

7.

CONTINGENT SETTLEMENT PAYABLE

In conjunction with Dr. Budimir Drakulic becoming our Chief Technology Officer, we reached an agreement-in-principle with Dr. Drakulic to offer to sell common shares to certain individuals in order to protect our rights to the Signal Technologies.  As part of that agreement, we agreed that should we raise more

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine Months Ended September 30, 2007 And 2006 (Unaudited) (Continued)

than $2 million in certain offerings, we would pay 4% of the proceeds of those offerings greater than $2 million to those individuals up to a maximum amount of $480,350.  During 2004, we reached settlements with a number of these individuals and the remaining liability related to the agreement as of September 30, 2007 is $21,113, which is included in accounts payable and accrued expenses.

8.

PENDING PURCHASE ORDERS

On September 14, 2007, Signalife received a purchase order from a hospital/medical group purchasing organization for a finance lease for Fidelity 100 units.  The gross proceeds to Signalife, assuming exercise of purchase rights, will be $1,980,000.  Under the terms of the purchase order, the hospital/medical group paid a $50,000 deposit (included in accounts payable), and will prospectively pay $1,750,000 in 24 monthly lease payments (amortized on a per unit basis) commencing upon delivery of the units, plus an additional $180,000 to purchase the units at the end of the lease (amortized on a per unit basis subject to certain minimums).

On September 24, 2007, Signalife received a purchase order from a hospital/medical group purchasing organization for a finance lease for Fidelity 100 units.  The gross proceeds to Signalife, assuming exercise of purchase rights, will be $3,300,000.  Under the terms of the purchase order, the hospital/medical group will prospectively pay a $30,000 deposit, an additional $2,970,000 in 24 monthly lease payments (amortized on a per unit basis) commencing upon delivery of the units, and an additional $300,000 to purchase the units at the end of the lease (amortized on a per unit basis subject to certain minimums).

The hospital/medical group purchasing organizations noted above work with certain of the hospitals and medical groups we have contacted to handle their requirements.  Payments under the above financing leases will commence upon delivery of the Fidelity 100 units.  Based upon current anticipated production rates through Signalife’s contract manufacturer, we anticipate that the orders should be fully filled by the end of the first quarter of fiscal 2008.  We intend to investigate factoring or otherwise leveraging the finance leases to accelerate cash flows from the leases.  We will commence recognizing sales revenue with respect to the above orders upon shipment of the products.

9.

PREFERRED STOCK

Our series ’A’ preferred shares carry a liquidation value equal to $3 per share, are senior to all other shares of capital stock now existing or hereinafter created by our company as to dividend and liquidation rights, and have voting rights as if converted into common shares.

Our series ’A’ preferred shares are required to pay dividends of 8% annually to be paid quarterly either in cash or in the form of additional preferred shares at the discretion of Signalife.  Any series ’A’ preferred shares issued as a dividend will be valued at $3 per share.

During the nine-month interim periods ended September 30, 2007 and 2006, we accrued dividends on our series ’A’ preferred shares in the amount of $14,457 and $26,464, respectively.

To date we have elected to pay these dividends in kind through the issuance of additional series ’A’ preferred shares.  During the nine-month interim period ended September 30, 2007, we committed to issue a total of 4,820 series ’A’ preferred shares, valued at $14,457 in satisfaction of the accrued dividends.  During the

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine Months Ended September 30, 2007 And 2006 (Unaudited) (Continued)

nine-month interim period ended September 30, 2006, we committed to issue a total of 8,821 series ’A’ preferred shares valued at $26,464 in satisfaction of the accrued dividends.

Each series ’A’ preferred shareholder has the option at any time to convert all or any portion of his or her shares into common shares on a one-for-one basis.  We also have the right to force conversion of the series ’A’ preferred shares into common shares in the event  (1) we list our common shares on a national exchange (NASDAQ, AMEX or NYSE); (2) the common shares underlying the preferred shares are covered by an effective registration statement; (3) the closing bid price for common shares is at least $7.50 for 30 consecutive trading days; and (4) the average trading volume of the common shares during such 30 consecutive trading day period equals or exceeds 30,000 shares per day.

During the nine-month interim periods ended September 30, 2007 and 2006, we converted 83,335 and 70,199 series ’A’ preferred shares into an equivalent number of common shares, respectively.

10.

EQUITY LINE OF CREDIT

On August 6, 2007, Signalife entered into a Standby Equity Distribution Agreement with YA Global Investments, L.P. (“YA Global Investments”) as part of a series of transactions involving the sale of common shares and warrants which closed on August 16, 2007.  Under the Standby Equity Distribution Agreement, we have the right at our election without any obligation to do so, over a three-year period commencing August 6, 2007, to incrementally sell or “put” up to $100,000,000 in common shares to YA Global Investments at a price equal to 97% of the lowest daily volume weighted average price (“VWAP”) for Signalife’s common stock on its primary market over a five-day trading period (the “pricing period”) following the date of notice of Signalife’s exercise of its selling rights.  The principal conditions and restrictions under this arrangement is that under no circumstances can Signalife put common shares to YA Global Investments (1) in the event that such shares are not issuable pursuant to an effective registration statement; or (2) to the extent it would (i) cause the total shares beneficially held by YA Global Investments and its affiliates to exceed 9.99% of our then outstanding common shares, calculated in accordance with Section 13(d) of the Exchange Act; or (ii) exceed 20% of our outstanding shares as of the date of the agreement without procuring shareholder approvals or consents in accordance with AMEX rules.  This registration statement was timely filed and declared effective by the SEC.  For a description of the other transactions with YA Global Investments, see Note 12, “Other Stockholders’ Equity Transactions—Non-Related party Equity Transactions”.

As compensation for entering into the Standby Equity Distribution Agreement and committing to selling shares to YA Global Investments thereunder, Signalife issued to YA Global Investments 1,404,495 unregistered common shares.  These shares were valued at $1,109,551 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the date of issuance.  Since these shares were issued pursuant to the issuance of future sales of equity securities, the $1,109,551 has been shown as a charge directly to additional paid in capital rather than a charge to expense.  In addition, as compensation for to the placement agent for the above mentioned transaction, Signalife issued to Newbridge Securities Corporation 14,405 unregistered common shares.  These shares were valued at $11,380 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the date of issuance.  Since these shares were issued pursuant to compensation for the issuance of future sales of equity securities, the $11,380 has been shown as a charge directly to additional paid in capital rather than a charge to expense.

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine Months Ended September 30, 2007 And 2006 (Unaudited) (Continued)

11.

LINE OF CREDIT

On January 25, 2007, Signalife entered into a Loan Agreement with S.E.S. Capital, LLC (“SES Capital”), an accredited investor, pursuant to which SES Capital has established a line of credit in the amount of $10 million under which Signalife may draw down advances at any time over a three-year term.  Interest accrues on any advance at the rate of 7% per annum.  Under the Loan Agreement, SES Capital will at all times maintain $1 million in a bank account under which Signalife may withdraw the advances, and Signalife may withdraw up to $100,000 with respect to each such advance.  When Signalife withdraws an advance, SES Capital will have 30 days to replenish the account.  Principal and interest is payable in a balloon payment on February 25, 2010, although Signalife may pay off principal and interest at any time without penalty.  As of September 30, 2007, we have $200,000 in draws outstanding against the line of credit plus accrued interest of $5,686.  Given the Standby Equity Distribution Agreement and certain rights of refusal granted to YA Global Investments, we do not intend to draw-down on the S.E.S. line of credit in the near future.

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

As compensation for the extension of the line of credit, Signalife granted to SES Capital a five-year warrant entitling it to purchase 200,000 common shares at $2.15 per share, reflecting a 12% premium to the fair market value of those shares on AMEX as of the date of the Loan Agreement.  These warrants are subject to standard capital adjustments, but do not contain price adjustments predicated on future offerings, including weighted-average or full-ratchet price adjustments.

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

12.

OTHER STOCKHOLDERS’ EQUITY TRANSACTIONS

Non-Related Party Equity Transactions

2007

On January 25, 2007, we issued options to with SES Capital to purchase a total of 200,000 common shares at $2.15 per share, reflecting the fair market value of the shares as of that date, pursuant to the establishment of a line of credit in the amount of $10 million.  The options were fully vested upon grant, and lapse if unexercised on January 25, 2012.

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine Months Ended September 30, 2007 And 2006 (Unaudited) (Continued)

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

On March 15, 2007, we issued 500,000 common shares to MJD Corp. as compensation for services provided for the first quarter of fiscal 2007 under an Investor Relations Agreement with MJD Corp dated effective January 1, 2007.  Under this agreement, MJD handles investor relations and media matters for the company relating to product promotion, including arrangement of interviews and the purchase, placement and distribution of media time. These shares were valued at $945,000 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the dates of issuance.

During the nine-month interim period ended September 30, 2007, pursuant to a previously negotiated arrangement that had been suspended during the Rubbermaid negotiations and contractual undertakings, we have issued a total of 1,546,583 common shares to or for the benefit of the principal of The Silve Group as advances for future sales commissions during the nine-month interim period ended September 30, 2007 in connection with organizing, introducing us to and procuring specific international purchase orders, sales and distribution channels, partners and relationships.  These shares were valued at $2,637,251 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the dates of issuance. Under our agreement with The Silve Group, they are entitled to 20% of all contract revenues they procure.  Under that agreement, we will from time-to-time make prepayments against expenses, costs and other factors, which will be offset against contract revenues when received.  The contractual relationship did not take effect until the beginning of 2007, when Signalife requested that The Silve Group begin performing services.

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

On June 29, 2007, we amicably resolved all issues with American Capital pursuant to which we had previously cancelled securities issued to that company, and the parties agreed that American Capital had satisfactorily performed its agreement with the company.  Pursuant to the settlement, American Capital retained 121,115 previously-cancelled common shares which were deemed to have been reissued during the period, while acknowledging the cancellation of all other shares and warrants.  During the nine-month

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine Months Ended September 30, 2007 And 2006 (Unaudited) (Continued)

interim period ended September 30, 2007, we recognized an expense of $81,147 related to the 121,115 shares to be retained by American Capital.

On August 6, 2007, we entered into a series of related transactions with YA Global Investments which closed on August 16, 2007.  As part of that transaction, YA Global Investments purchased, for the sum of $2,000,000:  (1) 2,956,830 unregistered common shares (based upon the formula of $2,000,000 divided by 95% of the average VWAP of Signalife’s common stock for the twenty-day period prior to the date of the underlying Securities Purchase Agreement), (2) five-year common stock purchase warrants entitling YA Global Investments to purchase 1,000,000 unregistered common shares at a price of $1 per share, and (3) five-year common stock purchase warrants entitling YA Global Investments to purchase 500,000 unregistered common shares at a price of $2 per share.  The aforesaid warrants are exercisable in cash, except to the extent that the underlying common shares are not registered or in the event of an event of default as defined under the underlying Securities Purchase Agreement.  The aforesaid warrants also carry full-ratchet anti-dilution rights.  The aforesaid warrants cannot be exercised to the extent it would cause the total shares beneficially held by YA Global Investments and its affiliates to exceed 9.99% of our then outstanding common shares, calculated in accordance with Section 13(d) of the Exchange Act.  Such prohibition expires sixty days prior to the expiration date for the warrants, and may also be waived by YA Global Investments upon the provision of 65 days’ prior notice.  Also as part of the aforesaid transaction, we entered into a Standby Equity Distribution Agreement with YA Global Investments.  For a description of that agreement and transaction, see Note 10, “Equity Line Of Credit”

Effective as of July 5, 2007, we entered into a consulting agreement with Provencio Advisory Services, Inc., relating to the provision of financial and accounting advisory services.  The principal of Provencio Advisory Group is Norma Provencio, a past director.  Pursuant to that agreement, we agreed to issue to Provencio Advisory Services options entitling it to purchase 250,000 common shares at $0.81 per share, reflecting the fair market value of the shares as of that date.  These options are fully vested and lapse if unexercised on February 12, 2012.  We have recorded an expense of $134,411 during the nine-month interim period ended September 30, 2007 relating to the fair value of the aforesaid options that vested during that period using the Black-Scholes method based on the following assumption ranges:  (1) risk free interest rate of 5.0%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 116%; and (4) an expected life of the options of 5 years.

During the nine-month interim period ended September 30, 2007, we issued a total of 628,910 common shares to or for the benefit of the principal of Performance Capital Corp as compensation for the provision of strategic advisory and planning services rendered by that corporation during the first quarter.  These shares were valued at $1,118,993 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the dates of issuance.

During the nine-month interim period ended September 30, 2007, we issued 56,484 common shares to Willie Gault under his consulting agreement with the company.  These shares were valued at $70,648 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the dates of issuance.

During the nine-month interim period ended September 30, 2007, in addition to the shares described above, we issued in the aggregate 2,586,590 common shares for payroll, legal & professional and business services

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine Months Ended September 30, 2007 And 2006 (Unaudited) (Continued)

rendered during the that period.  These shares were valued at $3,076,225 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the dates of issuance.

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

Effective as of April 4, 2006, we entered into a five-year investor relations agreement with American Capital Ventures, Inc.  Under this agreement, American Capital Ventures was to provide consulting services relating to the presentation of our company to interested brokerage firms, hedge funds and institutional investors, coordinate meetings with analysts, assist in preparing and disseminating public relations and marketing materials, and provide advice in connection with financings, mergers acquisitions and buyouts..  The agreement is terminable by either party upon 90 days prior notice.  As compensation for its services, we agreed to pay American Capital Ventures (1) $15,000 cash compensation for each month the agreement remains effective, (2) 60,000 unregistered shares up front to cover American Capital Ventures’ start-up costs, with an additional 440,000 unregistered common shares payable ratably over 36 months to the extent the agreement remains effective; (2) stock purchase options entitling American Capital Ventures to purchase 500,000 common shares at $2.98 per share, reflecting the market price for the shares as of the date of the agreement.  These options vest ratably over 36 months to the extent the agreement remains effective, and lapse if not unexercised by April 4, 2011, subject to acceleration and forfeiture provisions.  During the nine-month interim period ended September 30, 2006 we issued to American Capital Ventures under this agreement an aggregate of 121,113 shares of common stock, valued at $330,726.  Additionally, also during the nine-month interim period ended September 30, 2006, we recorded an expense of $24,116 relating to the fair value of the stock purchase options that vested during that period using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 75%; and (4) an expected life of the options of 1.5 years.  Subsequently, on November 3, 2006, we determined and notified American Capital Ventures that the

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine Months Ended September 30, 2007 And 2006 (Unaudited) (Continued)

aforesaid transaction was not valid or legally enforceable at inception, and cancelled all common shares and stock purchase options issued to American Capital.  As discussed above, we amicably resolved all issues with American Capital on June 29, 2007, and the parties agreed that American Capital had satisfactorily performed its agreement with the company.

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

Effective as of May 25, 2006, we entered into a two-year consulting agreement with Mr. Willie Gault, through his company Catch-83, G.P., to assist us in promoting our products to the National Football League (“NFL”) and various other professional and amateur teams and associations; subject to our right to terminate the agreement without cause upon 30 days prior notice, and to pay a two-month severance payment in such circumstances.  Under the terms of the agreement, Catch-83 is entitled to receive:  (1) cash compensation of $5,000 per month, to be increased to $7,500 per month upon the development of a testing protocol for the NFL; (2) a $100,000 cash bonus upon five NFL teams adopting the use of the Heart Monitors; (3) the grant of 25,000 five-year common share purchase options exercisable at $1 per share (reflecting a $1.98 per share discount to market) which are fully vested; and (4) the grant of 100,000 fully-vested five-year common share purchase options to be priced at market value upon each of (i) the development of a testing protocol and (ii) five NFL teams adopting the use of the Heart Monitors.  The options to purchase 25,000 are fully vested, and lapse if unexercised on May 25, 2011, subject to acceleration and forfeiture provisions.  We recorded an expense of $55,348 during the nine-month interim period ended September 30, 2006 to reflect the vesting of the 25,000 options using the Black-Scholes method based on the following assumption ranges:  (1) risk free interest rate of 5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 80%; and (4) an expected life of the options of 1.5 years.  During the nine-month interim period ended September 30, 2006, we also issued a total of 21,956 common shares to Mr. Gault on behalf of Catch-83 in satisfaction of our monthly cash payment obligation under the consulting agreement. We valued these shares at $48,600.  The parties mutually agreed to suspend the agreement in June 2007 pending future developments.

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

On May 29, 2006, we issued to a new employee as an inducement grant options to purchase a total of 60,000 common shares at $2.19 per share, reflecting the fair market value of the shares as of that date.  The options

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine Months Ended September 30, 2007 And 2006 (Unaudited) (Continued)

vest in equal installments quarterly over a period of one year commencing August 19, 2006, and lapse if unexercised on May 29, 2011, subject to acceleration and forfeiture provisions.

On June 1, 2006, we issued to a consultant, Garud Technologies, options to purchase a total of 100,000 common shares at $2.35 per share, reflecting the fair market value of the shares as of that date.  These options were granted pursuant to the terms of a consulting agreement whereby Garud Technologies would provide product development services.  The options vest in equal installments quarterly over a period of two years commencing September 1, 2006, and lapse if unexercised on June 1, 2011, subject to acceleration and forfeiture provisions.  We have recorded an expense of $13,617 during the nine-month interim period ended September 30, 2006 relating to the fair value of the aforesaid options that vested during that period using the Black-Scholes method based on the following assumption ranges:  (1) risk free interest rate of 4.7% to 5.0%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 70% to 77%; and (4) an expected life of the options of 1.5 to 2 years.  This consulting agreement was subsequently terminated on October 23, 2006, and all unvested options as of that date were forfeited.

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

On June 14, 2006, we entered into a new investment banking agreement with Maxim Group, LLC, pursuant to which Maxim would provide non-exclusive investment banking, strategic advising and financial advising services to Signalife.  This agreement superceded and replaced an investment banking agreement previously entered into with Maxim on June 10, 2005.  The new agreement provided that we would pay to Maxim a nonrefundable retainer of $100,000, plus twelve monthly retainer payments of $12,500 commencing July 1, 2006.  As additional compensation under this agreement, we granted Maxim warrants to purchase 750,000 common shares at $2.75 per share, and cancelled 500,000 warrants previously granted on June 10, 2005 in connection with the superceded agreement.  These new warrants contain a cashless exercise provision and lapse, to the extent unexercised, on June 14, 2011.  The warrants vest as follows: 300,000 at grant, 100,000 at December 14, 2006, 150,000 at March 14, 2007 and 200,000 at June 14, 2007.  After taking into consideration the fair value of 500,000 warrants granted on June 10, 2005 which were cancelled, the incremental fair value of the warrants was estimated at $206,710 under the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 75%, (3) weighted-average risk-free interest rate of 5%, and (4) expected life of 1.5 years.  During the nine-month interim period ended September 30, 2006, we recorded an expense of $82,684 for the vested warrants.  As an inducement for Maxim and its clients to exercise their warrants, we also repriced certain outstanding common stock purchase warrants granted to Maxim and its clients from an exercise price of $3.00 per share to a new exercise price of $2.50 per share. During the nine-month interim period ended September 30, 2006, we recorded an expense of $95,578 to reflect the incremental fair value of the repriced warrants under the Black-Scholes option-pricing model computed as of the date of modification using the

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine Months Ended September 30, 2007 And 2006 (Unaudited) (Continued)

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

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine Months Ended September 30, 2007 And 2006 (Unaudited) (Continued)

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

On July 11, 2007, we issued to each of three directors, Drs. Robert E. Windom, Steven J. Phillips and Jay A. Johnson, as compensation for joining our board of directors, options to purchase 50,000 common shares at $0.68 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing October 11, 2007, and lapse if unexercised on July 11, 2012, subject to acceleration and forfeiture provisions.

On August 8, 2007, we issued to each of two directors, Ms. Jennifer Black and Mr. Rowland Perkins, for further serving on our audit committee, options to purchase 25,000 common shares at $0.77 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 8, 2007, and lapse if unexercised on August 8, 2012, subject to acceleration and forfeiture provisions.

On August 8, 2007, we issued to each of three directors, Mrs. Rowland Perkins and Ellsworth Roston and Ms. Jennifer Black, for further serving on our compensation committee, options to purchase 5,000 common shares at $0.77 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 8, 2007, and lapse if unexercised on August 8, 2012, subject to acceleration and forfeiture provisions.

On August 23, 2007, we issued to a director, Mr. Rowland Perkins, for further serving on our board of directors, options to purchase 28,000 common shares at $0.84 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 23, 2007, and lapse if unexercised on August 23, 2012, subject to acceleration and forfeiture provisions.

On August 29, 2007, we issued to our interim Chief Financial Officer, Mr. Kevin F. Pickard, as compensation for further serving in that capacity, options to purchase 200,000 common shares at $0.81 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of two years commencing November 29, 2007, and lapse if unexercised on August 29, 2012, subject to acceleration and forfeiture provisions.

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

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine Months Ended September 30, 2007 And 2006 (Unaudited) (Continued)

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

On June 6, 2006, we issued to a director, Mr. Lowell T.Harmison, as compensation for further serving on our board of directors, options to purchase 28,000 common shares at $2.36 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing September 6, 2006, and lapse if unexercised on June 6, 2011, subject to acceleration and forfeiture provisions.

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

On August 8, 2006, we issued to each of three directors, Mr. Rowland Perkins, Mr. Ellsworth Roston, and Ms. Jennifer Black, as compensation for further serving on the compensation committee of our board of directors, options to purchase 5,000 common shares at $2.76 per share, reflecting the fair market value of the

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine Months Ended September 30, 2007 And 2006 (Unaudited) (Continued)

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

13.

LEGAL PROCEEDINGS

On March 30, 2006, a complaint was filed in the Los Angeles County Superior Court against Signalife, each of its current directors, ARC Finance Group, Tracey Hampton, Mitchell Stein, and Atlas Stock Transfer Corporation, entitled Marvin Fink, individually, and Marvin Fink as Trustee of the Fink Family Trust, Plaintiffs, vs. Signalife, Inc., et al, Defendants.  In the complaint, Mr. Fink alleges various causes of action including, without limitation, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, deceit, fraud, and negligence, and seeking damages and a mandatory injunction forcing Signalife to accept a legal opinion letter from Mr. Fink's legal counsel and to remove a restrictive legend from his Signalife common shares.  The gravamen of the complaint is that the defendants induced Mr. Fink to enter into an employment agreement with Signalife in 2002 providing for payment of compensation in the form of 2,100,000 shares of restricted stock, but have since refused to remove the restrictive legend from the shares to allow Mr. Fink to sell the shares on the public market under SEC Rule 144.  Signalife believes that Mr. Fink's claims are without basis and is vigorously defending the action.  On May 30, 2006, the company and other defendants filed Demurrers and Special Motions to Strike attacking each cause of action and the complaint as a whole as legally deficient and lacking in evidentiary support, and seeking dismissal of the action in its entirety on this and other grounds.  A Motion to Quash challenging personal jurisdiction was also filed on behalf of certain of the individual defendants, which the Court granted, resulting in dismissal of four directors from the suit.  Subsequently, plaintiffs filed a First Amended Complaint, to which defendants filed renewed Demurrers and Special Motions to Strike.  At a hearing held on September 1, 2006, the Court denied defendants' Special Motions to Strike, and granted in part and denied in part the Demurrers, with leave to amend.  Defendants filed a Notice of Appeal of the Court's ruling denying their Special Motions to Strike which has resulted in a stay of the lawsuit pending the appeal.  Mr. Fink filed a motion to dismiss the appeal as frivolous and a motion for sanctions, which the Court of Appeal summarily denied, and the appeal remains pending.  While Signalife denies any liability to Mr. Fink and intends to vigorously contest Mr. Fink’s claims, we cannot make an evaluation of the likely outcome of the case or the amount or range of any possible loss or recovery.

On January 24, 2007, Signalife filed a complaint in the General Court of Justice of the State of North Carolina captioned Signalife, Inc., plaintiff, vs Rubbermaid Inc., Newell Rubbermaid Inc., Gary Scott and David Hicks, Superior Court Division of the General Court of Justice of the State of North Carolina, County of Mecklenburg, alleging fraud, breach of fiduciary duty, breach of contract and unfair trade practices, and seeking damages of $20 million.  Signalife’s complaint is grounded in the failure and refusal of Rubbermaid, Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc., as Signalife’s exclusive third-party agent under a Sales and Marketing Services Agreement (the “Marketing Agreement”) entered into with Rubbermaid on March 26, 2006, to put together at its cost a national sales force to market Signalife’s Fidelity 100 Monitor System, and to advertise and otherwise use commercially reasonable efforts to vigorously promote the sale and marketing of the

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine Months Ended September 30, 2007 And 2006 (Unaudited) (Continued)

Fidelity 100, as required under the Marketing Agreement.  Rubbermaid concurrently filed a complaint against Signalife on January 24, 2007 in the United States District Court of North Carolina captioned Rubbermaid Incorporated, plaintiff, vs. Signalife, Inc., defendant; United States District Court, Western District, North Carolina, alleging negligent misrepresentation, breach of representation and warranty, and breach of contract, and seeking damages in excess of $75,000.  Rubbermaid’s principal factual allegation is that Signalife failed to meet projections that the company would independently sell 300 Fidelity 100 units in 2006.  Rubbermaid makes this assertation notwithstanding that there is no representation, covenant or undertaking in the extensive, comprehensive and thoroughly negotiated Marketing Agreement requiring Signalife to sell any Fidelity 100 units whatsoever, much less 300 units, and that the Marketing Agreement also contains an integration clause that would preclude Rubbermaid from making any such claim if not otherwise contained in the agreement.  Rubbermaid also alleges, without providing any support, that the Fidelity 100 was not commercially ready for sale.  Rubbermaid makes this assertation notwithstanding extensive product due diligence by Rubbermaid in entering into the Marketing Agreement, the fact that Signalife has been actively selling the units through its in-house sales staff, and the fact that Signalife has provided to Rubbermaid extensive documentation as to all operational and technical issues, including attestation as to the commercial use and results of the Fidelity 100 by a number of physicians who use the units in their practices.  Signalife denies the validity of Rubbermaid’s allegations, and believes that they are merely a pretext raised by Rubbermaid in anticipation of Signalife’s complaint, and to otherwise enable Rubbermaid to avoid performing its obligations under the Marketing Agreement (which Signalife had previously estimated in its SEC filings would cost Rubbermaid approximately $4-5 million to perform).  On January 29, 2007, Signalife filed a motion in Rubbermaid's federal court lawsuit to dismiss that lawsuit or, in the alternative, stay the lawsuit pending the resolution of the lawsuit filed in state court by Signalife.  On September 20, 2007, a federal magistrate granted Signalife’s motion and stayed the federal lawsuit filed by Rubbermaid.  On October 10, 2007, Rubbermaid filed a motion for reconsideration, asking the judge hearing the federal case to dissolve the stay entered by the magistrate.  The federal court has not ruled on Rubbermaid’s motion for reconsideration.  On February 2, 2007, Rubbermaid removed Signalife's state court lawsuit to federal court, claiming diversity of citizenship jurisdiction.  On February 27, 2007, Signalife filed a motion to remand the case back to the state court.  On September 30, 2007, a federal magistrate granted Signalife’s motion to remand, ordering that Signalife’s state court lawsuit be returned to state court.  Subsequently, a state trial court administrator issued a scheduling order setting a trial date for May 27, 2008.  However, on October 25, 2007, Rubbermaid filed a motion to dismiss the state court lawsuit filed by Signalife on the grounds of a prior pending action, referring to Rubbermaid’s federal lawsuit.  The state court has not ruled on Rubbermaid’s motion to dismiss.  Meanwhile, discovery is proceeding in the state court action.  On February 20, 2007, Rubbermaid filed a motion in the Signalife state court action to dismiss Signalife's fraud, breach of fiduciary duty, unfair trade practices and alter ego claims, and to dismiss Newell Rubbermaid, Inc., Gary Scott and David Hicks as defendants  The motion to dismiss would not affect Signalife's breach of contract claim against Rubbermaid.  The state court has not ruled on Rubbermaid's motion to dismiss.  While Signalife denies any liability to Rubbermaid and intends to vigorously contest Rubbermaid claims and also intends to pursue the company’s claims, we cannot make an evaluation of the likely outcome of the case or the amount or range of any possible loss or recovery.

14.

RELATED PARTY TRANSACTIONS

During the nine-month interim periods ended September 30, 2007 and 2006, we incurred legal fees in the amounts of $191,920 and $125,442, respectively, to a law firm which has one of our directors, Mr. Ellsworth

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine Months Ended September 30, 2007 And 2006 (Unaudited) (Continued)

Roston, was of counsel through June 30, 2007.  Of these amounts, $0 and $115,503, respectively, were capitalized as patent costs.

During the nine-month interim period ended September 30, 2007, Mr. Ellsworth Roston advanced to us a total of $200,000.  We are currently negotiating with Mr. Roston as to whether this amount will be repaid or applied to the purchase of our common shares and common share purchase warrants.

15.

SUBSEQUENT EVENTS

On October 4, 2007, Signalife received a purchase order from a hospital/medical group purchasing organization for a finance lease for Fidelity 100 units.  The gross proceeds to Signalife, assuming exercise of purchase rights, will be $564,000.  Under the terms of the purchase order, the hospital/medical group will prospectively pay a $12,500 deposit, an additional $514,000 in 24 monthly lease payments (amortized on a per unit basis) commencing upon delivery of the units, and an additional $50,000 to purchase the units at the end of the lease (amortized on a per unit basis subject to certain minimums).  The noted hospital/medical group purchasing organization works with certain of the hospitals and medical groups we are marketing to handle their requirements.  Payments under the above financing leases will commence upon delivery of the Fidelity 100 units.  Based upon current anticipated production rates through Signalife’s contract manufacturer, we anticipate that the orders should be fully filled by the end of the first quarter of fiscal 2008.  We anticipate factoring out or otherwise leveraging the finance leases so we can recognize the full amount of lease payments associated with each unit delivered upon delivery of such unit.

October 23, 2007, we issued to a director, Mr. Charles Harrison, for further serving on our board of directors, options to purchase 28,000 common shares at $1.62 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing January 23, 2008, and lapse if unexercised on October 23, 2012, subject to acceleration and forfeiture provisions.

On October 25, 2007, Signalife lent $75,000 to the Athletes For Life Foundation.  The loan is payable in one year, together with interest accured at the rate of 6.6% per annum.  Prior to becoming Signalife’s President, Dr. Lowell T.Harmison formed The Athletes For Life Foundation, a non-profit organization, for the purpose of promoting community fitness and cardiovascular testing in the general community, and in particular in impoverished communities where early detection of cardiovascular disease simply does not exist.   Signalife is currently working with the Athletes For Life Foundation in developing protocols using our Fidelity 100 heart monitor in testing for cardiovascular disease and abnormalities.

Since the end of the third quarter of fiscal 2007, we issued a total of 250,000 common shares to the principal of MJD Media LLC as compensation for the provision of investor relations and media matters for the company relating to product promotion, including arrangement of interviews and the purchase, placement and distribution of media time.

Since the end of the third quarter of fiscal 2007, we issued a total of 250,000 common shares to the principal of The Silve Group as compensation for the provision of product marketing and distribution services rendered by that company during the second quarter in connection with organizing, introducing us to and procuring specific international sales and distribution channels, partners and relationships.

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine Months Ended September 30, 2007 And 2006 (Unaudited) (Continued)

Since the end of the third quarter of fiscal 2007, we issued a total of 304,676 common shares for payroll, legal & professional and business services.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our unaudited interim financial statements and explanatory notes for the nine-month interim period ended September 30, 2007 included as part of this quarterly report, and (2) our audited annual financial statements and explanatory notes for the year ended December 31, 2006 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC, as it may be amended.

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

We are also currently working on a number of products in the investigation or development stage, including the Signalife Fidelity 300 Holter Monitor, the Signalife Fidelity 200 Event Recording System, the Fidelity 400 Intracardiac Monitor, and thethe Signalife Cardiac Vest.  We anticipate that the first two products will be introduced to the market by the end of fiscal 2007.

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

As of November 2, 2007, we had issued and outstanding or accrued for issuance a total of: (1) 53,090,899 common shares; (2) 14,574 shares of series ’A’ convertible preferred stock, plus an additional 40,764 unissued series ’A’ preferred shares accrued for issuance as dividends through September 30, 2007; and (3) stock purchase options and warrants entitling the holders to purchase up to 11,296,679 and 179,292 common shares and series ’A’ convertible preferred shares, respectively, at weighted average exercise prices of $2.98 and $3.00 per share, respectively.

Results of Operations

The company recognized no revenues or corresponding costs from products sales for the three or nine-month interim periods ended September 30, 2007 and 2006, respectively.

General and administrative expenses for the three-month interim period ended September 30, 2007 were $2,622,678, as compared to $2,074,058 for the corresponding interim period in fiscal 2006.  The primary components of general and administrative expenses for the three-month interim period ended September 30, 2007 were professional fees, general consulting fees, salaries and stock based compensation and marketing and public relations.  The $548,620 or 27% increase in general and administrative expenses was principally attributable to a $100,000 increase in investment banking fees; a $867,965 increase in consulting fees; partially offset by a decrease of $125,758 in stock compensation related to SFAS No. 123R; a decrease of $165,239 in salaries; and a decrease of $127,370 in professional fees.

General and administrative expenses for the nine-month interim period ended September 30, 2007 were $10,130,880, as compared to $7,441,667 for the corresponding interim period in fiscal 2006.  The primary components of general and administrative expenses for the nine -month interim period ended September 30, 2007 were professional fees, general consulting fees, salaries and stock based compensation and marketing and public relations.  The $2,689,213 or 36% increase in general and administrative expenses was principally attributable to a $2,565,240 increase in investor/public relations, a $154,793 increase in professional fees, including legal, accounting and investment banking; a $717,911 increase in consulting; partially offset by a decrease of $274,845 in salaries, a decrease of $234,167 in outside services and a decrease of $511,071 in stock compensation related to SFAS No. 123R.

Research and development expenditures for the three-month interim period ended September 30, 2007 were $386,280, as compared to $264,275 for the corresponding interim period in fiscal 2006.  The $122,005 or 46% overall increase in research and development expenditures for the three-month interim period ended September 30, 2007 was principally attributable to an increase in research and development consulting costs in the amount of $61,356; an increase of salaries of $133,343; partially offset by a decrease in prototype expense of $26,860 and a decrease in outside services and professional fees of $26,441.

Research and development expenditures for the nine-month interim period ended September 30, 2007 were $1,009,011, as compared to $692,388 for the corresponding interim period in fiscal 2006.  The $316,623 or 46% overall increase in research and development expenditures for the nine-month interim period ended September 30, 2007 was principally attributable to an increase in research and development consulting costs in the amount of $163,081, and an increase of salaries of $232,518; offset by a decrease in outside services and professional fees of $84,151.

We had other income of $5,500 for the three-month interim period ended September 30, 2007, as compared to $522,160 for the corresponding interim period in fiscal 2006.  The $516,660 decrease was attributable a reduction of $500,000 in co-exclusivity fees recognized under our since-terminated agreement with Rubbermaid, together with a reduction of $16,660 in interest income.

We had other income of $559,539 for the nine-month interim period ended September 30, 2007, as compared to $1,091,191 for the corresponding interim period in fiscal 2006.  The $531,652 decrease was attributable a reduction of $500,000 in co-exclusivity fees recognized under our since-terminated agreement with Rubbermaid, together with a reduction of $31,652 in interest income.

We incurred a net loss before preferred dividends of $3,003,458 for the three-month interim period ended September 30, 2007, as compared to $1,816,173 for the corresponding interim period in fiscal 2006.  The $1,187,285 or 65% decrease in our net loss before preferred dividends for the three-month interim period ended September 30, 2007 was attributable to the $548,620 increase in general and administrative expenses; the $122,005 increase in research and development expenses and the $516,660 decrease in other income.

We incurred a net loss before preferred dividends of $10,580,352 for the nine-month interim period ended September 30, 2007, as compared to $7,042,864 for the corresponding interim period in fiscal 2006.  The $3,537,488 or 50% increase in our net loss before preferred dividends for the nine-month interim period ended September 30, 2007 was attributable to the $2,689,213 increase in general and administrative expenses, the $316,623 increase in research and development expenses and the $531,652 decrease in other income.

Plan Of Operation

Our overall plan of operation for the twelve-month period going forward commencing as of October 1, 2007 is to (1) ramp-up domestic and international commercial marketing and sales efforts with respect to our Fidelity 100 Monitor System, both through our internal sales staff and independent distributors, (2) finalize development and commence marketing of our Fidelity 200 Event Recording System”, Fidelity 300 Holder Monitor, Fidelity 400 Intracardiac Monitor and Signalife Cardiac Vest products, including participation in potential monitoring center opportunities; and (3) continue evaluation activities in connection with the development of an EEG monitor device.

In connection with the preparation of our most recent interim financial statements, we budgeted $8,478,000 anticipated cash expenditures for the twelve-month period commencing October 1, 2007, including (1) $760,000 to cover our projected sales, marketing and product awareness expenses (excluding any sales and marketing, manufacturing and fulfillment costs associated with products sold during the twelve-month period, which we anticipate would be covered by any revenues associated with such sales): (2) $6,285,000 to cover our projected general and administrative expenses during this period; and (3) $1,433,000 for research and development activities. The aforesaid budgeted cash expenditures exclude any manufacturing, sales and marketing (including sales commissions) and fulfillment costs associated with products sold during the twelve-month period, which we anticipate would generate positive cash flow after payment of such costs.  Management is constantly reviewing and revising the aforesaid budget based upon developments, and the aforesaid budget will change accordingly.

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

Capital Resources

Historical Sources Of Capital Resources

We have historically financed our operations through a combination of (1) gross proceeds from contributed capital, including the sale of our common shares, series ’A’ preferred shares and common share purchase warrants for cash, and the exercise of stock purchase warrants for cash; (2) the issuance of common shares or common share purchase warrants in payment of the provision of services; (3) gross proceeds from the sale of a debenture which was subsequently converted into common shares; (4) the grant of non-exclusive rights to market our products and services; and (5) advances against our line of credit.  Included in the foregoing are the following significant financing transactions as reported in (1) our audited annual financial statements and explanatory notes for the year ended December 31, 2006 included as part of this quarterly report, and (2) our unaudited interim financial statements and explanatory notes for the nine-month interim period ended September 30, 2007 included as part of this quarterly report:

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

•

On August 6, 2007, we entered into a series of related transactions with YA Global Investments which closed on August 16, 2007.  As part of that transaction, YA Global Investments purchased, for the sum of $2,000,000:  (1) 2,956,830 unregistered common shares (based upon the formula of $2,000,000 divided by 95% of the average VWAP of Signalife’s common stock for the twenty-day period prior to the date of the underlying Securities Purchase Agreement), (2) five-year common stock purchase warrants entitling YA Global Investments to purchase 1,000,000 unregistered common shares at a price of $1 per share, and (3) five-year common stock purchase warrants entitling YA Global Investments to purchase 500,000 unregistered common shares at a price of $2 per share.  The aforesaid warrants are exercisable in cash, except to the extent that the underlying common shares are not registered or in the event of an event of default as defined under the underlying Securities Purchase Agreement.  The aforesaid warrants also carry full-ratchet anti-dilution rights.  The aforesaid warrants cannot be exercised to the extent it would cause the total shares beneficially held by YA Global Investments and its affiliates to exceed 9.99% of our then outstanding common shares, calculated in accordance with Section 13(d) of the Exchange Act.  Such prohibition expires sixty days prior to the expiration date for the warrants, and may also be waived by YA Global Investments upon the provision of 65 days’ prior notice.

•

Also as part of the aforesaid transaction, we entered into a Standby Equity Distribution Agreement with YA Global Investments.  Pursuant to the terms of the Standby Equity Distribution Agreement, YA Global Investments granted to Signalife the right at its election without any obligation to do so, over a three-year period, to incrementally sell up to $100,000,000 in common shares to YA Global Investments at a price equal to 97% of the lowest daily VWAP for Signalife’s common stock on its primary market over a five-day trading period (the “pricing period”) following the date of notice of

Signalife’s exercise of its selling rights.  For further information on the terms of the Standby Equity Distribution Agreement, see “Capital Resources Going Forward” below.

•

Since January 2007 until September 30, 2007, we have drawn a total of $205,686 in advances against our $10 million line of credit with S.E.S. Capital, LLC.  Pursuant to our rights under the credit facility, we intend to convert these advances into common shares.  For a description of this credit facility, see “Capital Resources Going Forward” below.

Capital Resources Going Forward

We have approximately $1,500,000 of cash on hand as of September 30, 2007 to fund our operations going forward.  We also have in place two different types of credit facilities that will allow us to raise capital to the extent necessary:  a Standby Equity Distribution Agreement dated August 6, 2007 with YA Global Investments, and a line of credit entered into on January 25, 2007 with S.E.S. Capital, LLC (“SES Capital”).

Under our Standby Equity Distribution Agreement with YA Global Investments, we have the right at our election without any obligation to do so, over a three-year period commencing August 6, 2007, to incrementally sell or “put” up to $100,000,000 in common shares to YA Global Investments at a price equal to 97% of the lowest daily VWAP for Signalife’s common stock on its primary market over a five-day trading period (the “pricing period”) following the date of notice of Signalife’s exercise of its selling rights.  The principal conditions and restrictions under this arrangement is that under no circumstances can Signalife put common shares to YA Global Investments (1) in the event that such shares are not issuable pursuant to an effective registration statement; or (2) to the extent it would (i) cause the total shares beneficially held by YA Global Investments and its affiliates to exceed 9.99% of our then outstanding common shares, calculated in accordance with Section 13(d) of the Exchange Act; or (ii) exceed 20% of our outstanding shares as of the date of the agreement without procuring shareholder approvals or consents in accordance with AMEX rules.

Under our line of credit with SES Capital, we can draw up to $10 million at any time over a three-year term. Interest will accrue on any advance at the rate of 7% per annum.  Under the underlying Loan Agreement, SES Capital will at all times maintain $1 million in a bank account under which Signalife may withdraw the advances, and Signalife may withdraw up to $100,000 with respect to each such advance.  When Signalife withdraws an advance, SES Capital will have 30 days to replenish the account.  Principal and interest is payable in a balloon payment on February 25, 2010, although Signalife may pay off principal and interest at any time without penalty.  To date, we have drawn $205,686 against the line of credit.  Given the Standby Equity Distribution Agreement and certain rights of refusal granted to YA Global Investments, we do not intend to draw-down on the S.E.S. line of credit in the near future.

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

As compensation for the extension of the line of credit, Signalife issued to SES Capital a five-year warrant entitling it to purchase 200,000 common shares at $2.15 per share, reflecting a 12% premium to the fair market value of those shares on AMEX as of the date of the Loan Agreement.  These warrants are subject to standard capital adjustments, but do not contain price adjustments predicated on future offerings, including weighted-average or full-ratchet price adjustments.

We believe that our cash currently on hand, together with anticipated revenues and borrowings against our standby equity purchase arrangement with YA Global Investments as discussed above and our line of credit with SES Capital discussed above, will be sufficient to cover our anticipated cash expenditures for the twelve-month period going forward commencing as of October 1, 2007 as discussed above in “Plan Of Operation”.  We have taken and will continue to take steps to preserve our cash, including making payments to selected service providers and employees in common shares in lieu of cash.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the deplete on of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources as discussed above are depleted, we anticipate we would raise it the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  Other than our line of credit with SES Capital as discussed above and the pending investment and standby equity purchase arrangement with YA Global Investments as discussed above, we currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

Our anticipated costs are based upon our current business plan and estimates.  Our actual costs could vary materially from those estimated, particularly in the event that the projected sales revenues going forward upon which we have calculated those costs do not materialize.  Further, we could also change our current business plan resulting in a change in our anticipated costs.  See the discussion concerning forward-looking statements in that section of this quarterly report captioned “Advisements”.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  For a description of those estimates, see Note 3, Significant Accounting Policies, contained in the explanatory notes to each of (1) our unaudited interim financial statements and explanatory notes for the nine-month interim period ended September 30, 2007 included as part of this quarterly report, and (2) our audited annual financial statements and explanatory notes for the year ended December 31, 2006 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC, as it may be amended

On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, and fair value of equity instruments issued to consultants for services.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Recent Accounting Pronouncements

In February of 2007 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We are analyzing the potential accounting treatment of this pronouncement.

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

While we introduced our first heart monitoring product, the Fidelity 100 Monitor System, in late 2006, we have only recently launched a company-sponsored program to aggressively market and promote this product in the United States and have limited sales to date.  Prior to the introduction of the Fidelity 100, we were a development stage company solely engaged in research and development activities.  Our limited operating history will make it difficult, if not impossible, to predict future operating results and to assess the likelihood of our business success in considering an investment in our company.

We have nominal sales revenues to date and have accumulated losses since our inception.  Our continued inability to generate revenues and profits could cause us to go out of business.

We have incurred cumulative net losses before preferred dividends available to common shareholders in the amount of $45,379,008 from our inception through September 30, 2007.  We project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs for an indefinite period of time.  We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive in the near future.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

As noted in the prior risk factor, we only recently introduced our first heart monitoring product, the Fidelity 100 Monitor System, to market and commenced commercial sales of that product, and further anticipate that after such introduction we will continue to be cash flow negative due to our anticipated costs exceeding our anticipated revenues for an indefinite period of time.  We believe that our standby equity purchase arrangement with YA Global Investments, L.P. and line of credit with SES Capital will be sufficient to continue our business for at least the next twelve months (although the standby equity purchase arrangement is subject to a number of conditions and restrictions which may limit our ability to sell common shares under that facility, including our inability to make sales to YA Global Investments to the extent such sales would increase its holdings to more than 9.99% of our outstanding common shares calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934 (the “Exchange Act”)).  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  Other than our line of credit with SES Capital and the pending investment and standby equity purchase arrangement with YA Global Investments, we currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

Our sales, marketing and distribution capabilities are currently in the initial stages of development and are limited in manpower and financial resources, which limits our ability to rapidly penetrate the markets with our products and to generate revenue growth

Our initial marketing efforts for the Fidelity 100 since its introduction have been extremely limited to date principally due to performance issues with third-party distributors and sales agents to whom we originally delegated sales authority, our limited internal sales and marketing support functions and personnel, and the focus of prior management on other activities. We have only recently launched a company-sponsored program to aggressively market and promote this product in the United States, in which we will rely upon new senior management and directors to market our products within the United States to selected marquee hospitals and physician groups, and are re-evaluating the use of independent distributors.  Going forward, we also intend to develop a more effective internal sales and marketing team.  Our ability to actively market and promote our products will require significant amounts of capital that would be diverted from other uses.  The distribution of our products and consequential revenue growth will therefore be limited as these marketing and distributions channels grow and funding becomes available.  While we are in discussions with a number of large third party marketing and distribution partners with the manpower and financial resources to more quickly and aggressively promote our products, there is no assurance that we will enter into an agreement with these potential partners on acceptable terms or at all.

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

Our success depends to a critical extent on the continued efforts of services of our executive management team comprised of Dr. Lowell T.Harmison, our President and Chief Operating Officer, and Dr. Budimir S. Drakulic, our Chief Technology Officer.  Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital.  We are currently under discussions with Dr. Harmison in connection with entering into an employment agreement.  Dr. Drakulic is employed as a consultant under a loan-out agreement through June 26, 2016.  None of these agreements will preclude any of these key officers from leaving the company, and no assurance can be given that we will enter into an employment agreement with Dr. Harmison.  We currently maintain key man life insurance policies in the amount $3 million with respect to Dr. Drakulic which will assist us in recouping some of our costs in the event of the death of that officer.

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

The following factors may add to the volatility in the price of our common shares:  actual or anticipated variations in our quarterly or annual operating results; acceptance of our products and services as viable market solution; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel.  Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Since a single shareholder currently beneficially owns more than one-third of our outstanding common shares, that shareholder retains the ability to influence or control our management and the outcome of corporate actions requiring shareholder approval notwithstanding the overall opposition of our other shareholders.  This concentration of ownership could discourage or prevent a potential takeover of our company that might otherwise result in you receiving a premium over the market price for your common shares.

ARC Finance Group, LLC (“ARC Finance Group”), which is owned and controlled by Ms. Tracey Hampton, owns more than one-third of our outstanding common shares and voting securities.  As a consequence of its substantial stock ownership position, ARC Finance Group effectively holds the practical ability to elect a majority of our board of directors or to remove any director, and thereby control our management.  ARC Finance Group also has the practical ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.  ARC Finance Group actively evaluates potential modifications to our board of directors and management, and could make such modifications—or wholesale changes—at any time if deemed to be in the company’s best interest.

The sale of a large amount of common shares held by our shareholders or our executive officers or directors, or the perception that such sales could occur, could depress the prevailing market prices for our shares.

There are a substantial number of common shares either currently outstanding or acquirable upon exercise of common share purchase options or warrants by our officers, directors and principal shareholders that may be freely sold on the public markets.  Included in these holdings are 3,500,000 common shares (out of a total of approximately 22,605,800 common shares) held by our controlling shareholder, ARC Finance Group, that we registered for sale in mid-2005 to provide ARC Finance Group with a mechanism to sell such shares on the public market should it decide to do so in view of its apparent ineligibility to sell those shares under the Rule 144 safe harbor under current SEC interpretations.  Shortly after such registration, ARC Finance Group transferred a substantial portion of these shares to independent trustees under blind trusts it has established.  As of this date neither ARC Finance Group nor Signalife knows if the independent trustees have sold any of such shares or, in the alternative, increased their position.  ARC Finance Group reserves the right to sell the balance of the registered 3,500,000 common shares under 10b-5 plans or otherwise, although to our knowledge it has not, to date, sold those shares.  We also regularly issue registered common shares to officers, employees, directors and certain eligible consultants as compensation for the provision of services, which are immediately available for sale.  A large number of our shares, both registered and unregistered, may also be sold under available resale exemptions under the federal securities laws, including Rule 144 (albeit subject to volume limitations in the case of shares held by affiliates or restricted stock held for less than two years).  We anticipate that a substantial number of the aforesaid registered and unregistered shares, whether currently held or acquired in the future by way of grant or exercise of common share purchase options or warrants, will be sold on the public markets for a number of reasons, including the need to satisfy income tax liabilities, the need to cover the purchase price of option and warrant exercises, or decisions predicated on market conditions.  The occurrence of such sales, or the perception that such sales could occur, could depress the prevailing market prices for our shares.

A large number of common shares are issuable upon the exercise of outstanding common share purchase options or warrants.  The exercise of these securities could result in the substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares.  The sale of a large amount of common shares received upon the exercise of these securities on the public market to finance the exercise price or to pay associated income taxes, or the perception that such sales could occur, could  depress the prevailing market prices for our shares.

There are currently outstanding as of November 2, 2007, share purchase options and warrants entitling the holders to purchase 11,296,679 common shares at weighted average exercise prices of $1.98 per share. Included in these share purchase options are a large number granted to directors, officers, employees and consultants that are subject to vesting conditions.  In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares.  In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their conversion or exercise of these securities.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 common and 10,000,000 “blank check” preferred shares.  After taking into consideration our common and series ’A’ preferred shares outstanding or accrued for issuance as of November 2, 2007, we will be entitled to issue up to 46,909,101 additional common shares and 9,985,453 additional preferred shares.  Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

•

On March 30, 2006, a complaint was filed in the Los Angeles County Superior Court against Signalife, each of its current directors, ARC Finance Group, Tracey Hampton, Mitchell Stein, and Atlas Stock Transfer Corporation, entitled Marvin Fink, individually, and Marvin Fink as Trustee of the Fink Family Trust, Plaintiffs, vs. Signalife, Inc., et al, Defendants.  In the complaint, Mr. Fink alleges various causes of action including, without limitation, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, deceit, fraud, and negligence, and seeking damages and a mandatory injunction forcing Signalife to accept a legal opinion letter from Mr. Fink's legal counsel and to remove a restrictive legend from his Signalife common shares.  The gravamen of the complaint is that the defendants induced Mr. Fink to enter into an employment agreement with Signalife in 2002 providing for payment of compensation in the form of 2,100,000 shares of restricted stock, but have since refused to remove the restrictive legend from the shares to allow Mr. Fink to sell the shares on the public market under SEC Rule 144.  Signalife believes that Mr. Fink's claims are without basis and is vigorously defending the action.  On May 30, 2006, the company and other defendants filed Demurrers and Special Motions to Strike attacking each cause of action and the complaint as a whole as legally deficient and lacking in evidentiary support, and seeking dismissal of the action in its entirety on this and other grounds.  A Motion to Quash challenging personal jurisdiction was also filed on behalf of certain of the individual defendants, which the Court granted, resulting in dismissal of four directors from the suit.  Subsequently, plaintiffs filed a First Amended Complaint, to which defendants filed renewed Demurrers and Special Motions to Strike.  At a hearing held on September 1, 2006, the Court denied defendants' Special Motions to Strike, and granted in part and denied in part the Demurrers, with leave to amend.  Defendants filed a Notice of Appeal of the Court's ruling denying their Special Motions to Strike which has resulted in a stay of the lawsuit pending the appeal.  Mr. Fink filed a motion to dismiss the appeal as frivolous and a motion for sanctions, which the Court of Appeal summarily denied, and the appeal remains pending.  While

Signalife denies any liability to Mr. Fink and intends to vigorously contest Mr. Fink’s claims, we cannot make an evaluation of the likely outcome of the case or the amount or range of any possible loss or recovery.

•

On January 24, 2007, Signalife filed a complaint in the General Court of Justice of the State of North Carolina captioned Signalife, Inc., plaintiff, vs Rubbermaid Inc., Newell Rubbermaid Inc., Gary Scott and David Hicks, Superior Court Division of the General Court of Justice of the State of North Carolina, County of Mecklenburg, alleging fraud, breach of fiduciary duty, breach of contract and unfair trade practices, and seeking damages of $20 million.  Signalife’s complaint is grounded in the failure and refusal of Rubbermaid, Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc., as Signalife’s exclusive third-party agent under a Sales and Marketing Services Agreement (the “Marketing Agreement”) entered into with Rubbermaid on March 26, 2006, to put together at its cost a national sales force to market Signalife’s Fidelity 100 Monitor System, and to advertise and otherwise use commercially reasonable efforts to vigorously promote the sale and marketing of the Fidelity 100, as required under the Marketing Agreement.  Rubbermaid concurrently filed a complaint against Signalife on January 24, 2007 in the United States District Court of North Carolina captioned Rubbermaid Incorporated, plaintiff, vs. Signalife, Inc., defendant; United States District Court, Western District, North Carolina, alleging negligent misrepresentation, breach of representation and warranty, and breach of contract, and seeking damages in excess of $75,000.  Rubbermaid’s principal factual allegation is that Signalife failed to meet projections that the company would independently sell 300 Fidelity 100 units in 2006.  Rubbermaid makes this assertation notwithstanding that there is no representation, covenant or undertaking in the extensive, comprehensive and thoroughly negotiated Marketing Agreement requiring Signalife to sell any Fidelity 100 units whatsoever, much less 300 units, and that the Marketing Agreement also contains an integration clause that would preclude Rubbermaid from making any such claim if not otherwise contained in the agreement.  Rubbermaid also alleges, without providing any support, that the Fidelity 100 was not commercially ready for sale.  Rubbermaid makes this assertation notwithstanding extensive product due diligence by Rubbermaid in entering into the Marketing Agreement, the fact that Signalife has been actively selling the units through its in-house sales staff, and the fact that Signalife has provided to Rubbermaid extensive documentation as to all operational and technical issues, including attestation as to the commercial use and results of the Fidelity 100 by a number of physicians who use the units in their practices.  Signalife denies the validity of Rubbermaid’s allegations, and believes that they are merely a pretext raised by Rubbermaid in anticipation of Signalife’s complaint, and to otherwise enable Rubbermaid to avoid performing its obligations under the Marketing Agreement (which Signalife had previously estimated in its SEC filings would cost Rubbermaid approximately $4-5 million to perform).  On January 29, 2007, Signalife filed a motion in Rubbermaid's federal court lawsuit to dismiss that lawsuit or, in the alternative, stay the lawsuit pending the resolution of the lawsuit filed in state court by Signalife.  On September 20, 2007, a federal magistrate granted Signalife’s motion and stayed the federal lawsuit filed by Rubbermaid.  On October 10, 2007, Rubbermaid filed a motion for reconsideration, asking the judge hearing the federal case to dissolve the stay entered by the magistrate.  The federal court has not ruled on Rubbermaid’s motion for reconsideration.  On February 2, 2007, Rubbermaid removed Signalife's state court lawsuit to federal court, claiming diversity of citizenship jurisdiction.  On February 27, 2007, Signalife filed a motion to remand the case back to the state court.  On September 30, 2007, a federal magistrate granted Signalife’s motion to remand, ordering that Signalife’s state court lawsuit be returned to state court.  Subsequently, a state trial court administrator issued a scheduling order setting a trial date for May 27, 2008.  However, on October 25, 2007, Rubbermaid filed a motion to dismiss the state court lawsuit filed by Signalife on the grounds of a prior pending action, referring to

Rubbermaid’s federal lawsuit.  The state court has not ruled on Rubbermaid’s motion to dismiss.  Meanwhile, discovery is proceeding in the state court action.  On February 20, 2007, Rubbermaid filed a motion in the Signalife state court action to dismiss Signalife's fraud, breach of fiduciary duty, unfair trade practices and alter ego claims, and to dismiss Newell Rubbermaid, Inc., Gary Scott and David Hicks as defendants  The motion to dismiss would not affect Signalife's breach of contract claim against Rubbermaid.  The state court has not ruled on Rubbermaid's motion to dismiss.  While Signalife denies any liability to Rubbermaid and intends to vigorously contest Rubbermaid claims and also intends to pursue the company’s claims, we cannot make an evaluation of the likely outcome of the case or the amount or range of any possible loss or recovery.

CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales Of Unregistered Equity Securities

Since July 1, 2007, we have not sold or issued any securities not registered under the Securities Act of 1933 the issuance or grant of which we have not previously reported either on a quarterly report on form 10-QSB or a current report on form 8-K, except as provided below:

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

•

On August 29, 2007, we issued 250,000 common shares to Media Concepts, Inc., an affiliate of MJD Corp. as compensation for services provided under an Investor Relations Agreement with MJD Corp dated effective January 1, 2007.  Under this agreement, MJD handles investor relations and media matters for the company relating to product promotion, including arrangement of interviews and the purchase, placement and distribution of media time. These shares were valued at $945,000 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the dates of issuance.

•

On October 22, 2007, we issued 250,000 common shares to the principal of MJD Media LLC as compensation for services provided under an Investor Relations Agreement with MJD Corp dated effective October 23, 2007.  Under this agreement, MJD handles investor relations and media matters for the company relating to product promotion, including arrangement of interviews and the purchase, placement and distribution of media time.  These shares were valued at $420,000 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the dates of issuance.

Use Of Proceeds Of Registered Offerings

Not Applicable.

Repurchases Of Equity Securities

During the three-month interim period ended September 30, 2007, we did not repurchase any equity securities.

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

Dated at Los Angeles, California, this 14th day of November, 2007.

SIGNALIFE, INC.
By:	/s/ Lowell T Harmison
Lowell T.Harmison President and Chief Operating Officer (principal executive officer)
By:	/s/ Kevin F. Pickard
Kevin F. Pickard Interim Chief Financial Officer (principal accounting and financial officer)