Form 10KSB
period 2007-12-31
SIGNALIFE, INC.
filed 2008-04-03
CIK 810365

04/03/2008">

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10–KSB

_________________

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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

The issuer’s revenues for its most recent fiscal year (fiscal 2007) were $0.

The aggregate market value of the issuer’s voting and non-voting common equity held by the issuer’s non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days, was approximately $42,306,000 as of March 26, 2008.

The number of shares outstanding of the issuer’s common stock as of the latest practicable date was 60,891,723 common shares as of March 26, 2008.

Documents Incorporated By Reference

The issuer has not incorporated by reference into this annual report: (1) any annual report to the issuer’s securities holders, (2) any proxy or information statement, or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act.

Transitional small business disclosure format (check one):   Yes    ☐   No   ☒

ADVISEMENTS

The information set forth in the section of this annual report captioned “Business” is current as of March 26, 2008, unless an earlier or later date is indicated in that section.  The information set forth in the sections of this annual report other than “Business” is current as of December 31, 2007, unless an earlier or later date is indicated in those sections.

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

– i –

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

– ii –

-

TABLE OF CONTENTS
Page

BUSINESS

1

Overview

1

Recent Corporate History

2

Description Of Heart Monitor Systems And ECGs

2

Description Of Problems In Taking ECGs Using Current Technologies (Other Than Signalife)

3

Description Of ECG Quality Using Signalife Technology

5

Description Of Products

7

Description of Signal Technologies; Evaluative Studies And Awards

12

Description Of EEG Applications

13

Athletes For Life Foundation

14

Market And Competition

15

Marketing And Distribution Strategy

16

Manufacturing Capacity

17

Research And Development

17

Regulatory Overview

17

Patents And Licenses

21

Costs And Effects Of Compliance With Environmental Laws

22

Subsidiaries

22

Employees

22

PROPERTIES

22

FINANCIAL STATEMENTS AND SUMMARY FINANCIAL DATA

23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

24

General

24

Overview

24

Results of Operations

25

Plan Of Operation

26

Liquidity And Capital Resources

27

Critical Accounting Policies

30

Recent Accounting Pronouncements

31

UNCERTAINTIES AND RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

32

Risks Relating To Our Business

32

General Risks Relating To An Investment In Our Securities

38

LEGAL PROCEEDINGS

43

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

45

MARKET PRICE OF AND DIVIDENDS ON OUR COMMON SHARES AND RELATED STOCKHOLDER MATTERS

45

Description Of Market

45

Dividend Policy And Restrictions On Payment Of Dividends

46

Repurchases Of Equity Securities

46

Recent Sales Of Unregistered Securities

46

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

47

PRINCIPAL ACCOUNTANT FEES AND SERVICES

47

-iii--

-

CONTROLS AND PROCEDURES

47

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

47

Management’s Annual Report on Internal Control Over Financial Reporting

47

DIRECTORS AND EXECUTIVE OFFICERS

48

EXECUTIVE COMPENSATION

48

OWNERSHIP OF OUR SECURITIES BY BENEFICIAL OWNERS AND MANAGEMENT

49

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

49

CODE OF ETHICS

49

OTHER INFORMATION

49

EXHIBITS

49

FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

55

Report Of Independent Registered Public Accounting Firm

F-1

Balance Sheet

F-2

Statements Of Operations

F-3

Statements Of Stockholders’ Equity

F-4

Statements Of Cash Flows

F-6

Notes To Financial Statements

F-8

SIGNATURES OF EXECUTIVE OFFICERS AND DIRECTORS

56

-iv--

BUSINESS

Overview

Signalife, Inc. (“Signalife”, “we,” “us,” “our” and similar terms) is a medical device company focused on researching, developing and marketing medical devices which monitor and measure physiological signals in order to detect diseases that impact an individual’s health.  Physiological signals are small bioelectrical signals generated by the body.

Our initial product, the Signalife “Fidelity 100 Monitor System” or “Fidelity 100”, is a heart monitoring system that uses our proprietary signal acquisition technology to acquire, amplify and process physiological signals associated with a patient’s cardiovascular system.  Heart monitor systems are used in a variety of medical settings.  For example, they are used to collect physiological data for electrocardiogram or “ECG” tests for the purpose of detecting and identifying cardiovascular disease, and also used to monitor the condition of the heart during surgical procedures.

The Fidelity 100 can be used in the following settings:

•

resting (sometimes known as clinical) testing;

•

ambulatory testing (principally in-patient, including exercise under ambulatory conditions, although it may also be used for out-patient testing),

•

stress (sometimes known as exercise) testing with a treadmill;

•

monitoring during surgical procedures, and

•

monitoring during 911 transportation

We also have several products in the development stage that should be introduced to the market within the next year that operate using the same proprietary signal acquisition technology used in the Fidelity 100, including:

•

the Fidelity 200 Event Recording System (Heart Tempo™ Card), a non-prescription heart monitoring device that is intended to be used as an early-detection device by patients who desire to independently monitor their condition, and

•

the Fidelity 350 Holter Monitor, to be used for extended (up to thirty days) out-patient ambulatory monitoring.

ECG signal data acquired through our proprietary signal acquisition technology is highly specific (i.e., the heart signal is only minimally affected by ambient noise from physical movement or the surrounding environment) and highly sensitive (i.e., accurately reflects extremely small changes in the signal data), and faithfully reproduces the heart signals for diagnostic purposes.  In addition, the specificity lent by our proprietary technology also enables us to accurately acquire the entire 0.05 to 150 Hz frequency spectrum, necessary to obtain (in the opinion of the American Heart Association) for the purpose of diagnosing the full spectrum of heart disease.  To our knowledge, no other competitor offers the ability to collect clean, undistorted and highly accurate signals, or the ability to acquire the entire 0.05 to 150 Hz frequency spectrum, as afforded by our proprietary signal acquisition technology.  The abilities of our technology facilitates better diagnosis and treatment insofar as the physician has more specific, accurate and complete signal data.  Simply put, a physician’s diagnosis is only as good as his data, and bad or misleading data can often result in misdiagnosis and the failure to provide proper treatment.  Ultimately, our proprietary signal acquisition technology will facilitate “greater diagnostic yield”, a medical term which means that the physician can more accurately and expeditiously diagnose the cardiac disease or condition, leading to better patient outcomes.

Recent Corporate History

Signalife was originally incorporated in Delaware on January 19, 1987 under the name Mt. Olympus Enterprises Inc.  Since our formation, we changed our name to Recom Managed Systems, Inc. on November 6, 1998, and then to Signalife, Inc. on November 2, 2005.

Prior to September 19, 2002, the company was an inactive corporate shell.  On September 19, 2002, we acquired certain know how, trade secrets and other proprietary intellectual property rights relating to the development of a physiological signal amplification equipment and technology, referred to in this annual report as the “Signal Technologies”, from ARC Finance Group, LLC (“ARC Finance Group”), currently our largest shareholder, in exchange for 23,400,000 common shares (7,800,000 shares pre-split).

The principal component of the Signal Technologies is our proprietary patented signal acquisition and amplification technology which was originally invented by Dr. Budimir S. Drakulic.  Dr. Drakulic is presently engaged as Head of Science and Development of Signalife Development, Inc., our research and development subsidiary.  The underlying patent covers methods of discriminating different biomedical signals from ambient electromagnetic noise.

Description Of Heart Monitor Systems And ECGs

A heart monitor system is a system of equipment (i.e., heart monitor, electrodes and lead sets, and signal processing and interpretive equipment) used to monitor and record changes in physiological signals associated with a patient’s cardiovascular system.  The principal use of heart monitor systems is to collect physiological data for electrocardiogram or “ECG” tests for the purpose of detecting and identifying cardiovascular disease.  Other uses include the monitoring of the heart during different medical procedures.  An ECG gives the cardiologist important information about the heart.  For example, by examining changes in waveforms from 0.67 Hz to 40 Hz frequency range, a cardiologist can identify irregularities in the heart’s rate and rhythm, known as arrhythmia, which constitutes approximately 5% of heart disease.  By examining changes in waveforms in the broader 0.05 Hz to 150 Hz frequency range, a cardiologist can identify other types of heart disease, including damage to the heart muscles or tissue resulting from (1) decreased blood flow attributable to the narrowing of the arteries, known as cardiac ischemia, (2) enlargement of the heart resulting from additional effort attributable to the hardening of the heart muscle, known as hypertrophy, and (3) the existence of past or presently occurring heart attacks.

When an ECG test is ordinarily conducted in a resting setting, the physiological signals from the patient’s heart are displayed through a heart monitor system called a 12-lead ECG, based on acquiring a signal from ten electrodes, one of which is attached to each of the patient’s arms, six to the chest and one to each leg.  The placement of the ten electrodes enables the heart to be examined for different diseases.  Physiological signals generated by the heart are amplified and recorded in the form of a series of waveforms that can be displayed on a screen or printed on paper for interpretation by a cardiologist.  Any irregularity in heart rhythm, damage or stress to the heart muscle will result in a deviation from a normal waveform.

There are three settings under which ECGs are normally taken:  (1) the resting (or clinical) setting where the patient is immobile; (2) the stress setting where the patient’s heart is subjected to additional physical stress due to physical exertion tested in a controlled environment; and (3) the ambulatory setting where the patient’s heart is tested over an extended period of time while he or she is mobile and conducting his or her everyday activities.

ECGs administered in the resting setting are generally taken (1) on an annual or periodic basis for typically older patients as part of their annual or regular physical examination; (2) under emergency or exigent circumstances when an individual complains of symptoms typically associated with heart disease such as chest pains, shortness of breath or heart palpitations; or (3) as part of surgeries and medical procedures, such as heart surgery.

ECGs administered in the stress setting are given while the patient exercises, e.g., on a treadmill, step machine or exercise cycle to enable the cardiologist to monitor, among other things, the patient’s heart behavior under conditions of physical stress.  Exercise can exacerbate cardiovascular abnormalities that are not present at rest and it can be used to determine the adequacy of cardiac function.  Similar to an ambulatory ECG, this allows the cardiologist to identify different heart disease such as cardiac ischemia and cardiac hypertrophy as well as the existence of past or presently occurring heart attacks that may not be evident under a resting or simple ambulatory ECG test conditions.  Indeed, many physicians administer a stress ECG after administering a resting ECG.

ECGs administered in the ambulatory setting are given in an attempt to identify so-called “transient” heart disease—that is, problems that come and go, and that are not apparent in the low-activity states where a standard resting ECG is typically taken.  Examples of transient heart disease are cardiac ischemia and cardiac hypertrophy.  Additionally, the existence of past or presently occurring heart attacks can escape detection without longer-term monitoring in a physically active or stressful setting.

Description Of Problems In Taking ECGs Using Current Technologies (Other Than Signalife)

The accurate reproduction of the shape of the waveform is of vital importance insofar as the signal represented by the waveform represents the specific type of heart disease that the physician is attempting to diagnose.  The principal technical issues in administering ECGs using current technology (other than that of Signalife) are their inability to differentiate or discriminate (particularly in higher and lower frequency ranges) signals directly related to heart disease and signals attributable to ambient noise from the surrounding environment, including (1) signals generated by the other organs, muscles and systems of the body, whether from movement or the performance by those organs of their bodily functions (”physiological noise”), and (2) signals generated by sources external to the body, such as electronic equipment, lights or engines (“environmental noise”).  This ambient noise, whether physiological or environmental in nature, is commonly referred to as an “artifact”.

As previously discussed, signals (and consequentially displayed waveforms) associated with the full spectrum of heart diseases range from 0.05 to 150 Hz, which is the frequency range recommended for diagnostic review by the American Heart Association.  Although there is physiological and environmental noise present in the mid-frequency ranges (0.5 Hz to 40 Hz), the heart signal is nevertheless strong enough in these frequency levels to be generally discerned, albeit it remains distorted by ambient noise. In the lower (0.05 to 0.67 Hz) and upper (40 to 150 Hz) frequency ranges, however, the heart signal does not stand-out from the ambient noise, and it is therefore exceptionally difficult for current ECG technology to differentiate or discriminate the heart signals from artifact.  As a consequence, since most heart diseases (with the principal exception of arrhythmia) demonstrate frequencies in these broader ranges, this portion of the signal in the upper and lower ranges is, as a practical matter, of no or little value, while the mid-frequency portion while discernable is nevertheless distorted by the artifact.  This unsatisfactory situation not only makes diagnosis difficult, due to the poor quality of the available data, but can lead to misdiagnosis since the artifact may indicate the presence of another cardiac disease or a non-cardiac condition.

The clearest signals currently attainable by conventional ECG systems is in the resting setting in the 0.5 Hz to 40 Hz range.  Here, the patient lie in the supine position while the ECG is being taken, remaining as still as possible to reduce ambient noise caused by physical movement.  These ECGs are typically taken in areas that are shielded from environmental sources of artifact to further minimum distortion.  Another method to reduce ambient noise is to reduce the sensitivity of the monitoring equipment, although this alternative results in a loss of signal quality and the ability to read certain signal intricacies.

However, as discussed above, it is equally important to take ECGs in the stress setting in order to identify heart disease that is not evident in the resting setting, as well as ECGs taken with Holter monitors in the ambulatory setting during daily activities in order to identify transient heart disease.  Unfortunately, the physical movements associated with both of these activities, as well as the inability to control artifact associated with environmental sources, generate significant artifact that further distort signal quality.

Manufacturers of conventional ECG devices have attempted to address the ambient noise issues, whether in a resting, stress or ambulatory setting, through sophisticated computer software processing.  By way of example, one conventional ECG software methodology is to (1) filter out all signals, both heart and from physiological or environmental sources, in the lower 0.05 to 0.67 Hz and upper (40 to 150 Hz) frequency ranges, and (2) filter out “selected” signals deemed to represent artifact  from the mid frequency ranges.  The problem with filtering is that it either eliminates or omits vital data in cases where it filters out all original signals such as the case in the upper and lower frequency ranges, or alters original signal in the case of mid-frequency ranges.  In such cases the physician ends up with incomplete or distorted data.

Another conventional ECG software methodology is to reconstruct the waveform by using various techniques, such as producing an “average” waveform.  The problem with this approach is that the final waveform is one based upon mathematical assumptions and algorithms, which have limited utility as a general matter and ultimately result in the physician again ending up with incomplete or distorted data.

Given the software limitations in handling noise and the technical limitations of the algorithms used in processing signals, the American Heart Association and American College of Cardiology each state that computer processing is not completely reliable and advise cardiologist to look at the raw data and not to rely solely upon software-processed data.

Signalife takes the position that conventional ECG technology, including digital filtering and processing, merely compounds the problem, insofar as they take distorted data to begin with, and then processes the distorted data in a manner that does not accurate reproduce the original signal and, equally bad, omit information in the higher and lower frequency ranges, all of which  further compound the issue.  Simply put, a physician’s diagnosis is only as good as his data, and bad or misleading data can often result in misdiagnosis and the failure to provide proper treatment.

Description Of ECG Quality Using Signalife Technology

The solution afforded by Signalife’s ECG technology is simple and elegant.  Rather than acquiring distorted and incomplete signal data in the first place (i.e., the “front end”), and then attempting to make it accurate on the “back end”, why not acquire complete and accurate signal data that is not affected by artifact on the front end, thereby avoiding the need to process and clean  the data on the back end.  This is what Signalife’s ECG technology does.  Signal data acquired through our proprietary signal acquisition technology is highly  specific (i.e., the heart signal is only minimally affected by ambient noise from physical movement or the surrounding environment), is highly sensitive (i.e., accurately reflects extremely small changes in the signal data), and faithfully reproduces the heart signals for diagnostic purposes.  In addition, given the specificity of our signal acquisition technology, the entire 0.05 to 150 Hz frequency spectrum necessary to review in the opinion of the American Heart Association for the purpose of diagnosing the full spectrum of heart disease may be examined for diagnostic purposes.  To our knowledge, no other competitor offers the ability to collect clean, undistorted and highly accurate signals, or the ability to acquire the entire 0.05 to 150 Hz frequency spectrum, as afforded by our proprietary signal acquisition technology.  Indeed, no competitor to our knowledge claims any ability to procure specific, artifact-free signals.  The abilities of our technology facilitates better diagnosis and treatment insofar as the physician has more specific, accurate and complete signal data.  Ultimately, our proprietary signal acquisition technology will facilitate “greater diagnostic yield”, a medical term which means that the physician can more accurately and expeditiously diagnose the cardiac disease or condition, leading to better patient outcomes.

The ability of the Fidelity 100 to provide more specific, accurate and complete signal data, can be easily demonstrated and explained by the following graphic, which compares two ECG print-outs taken during a cardiac surgical procedure (seen in the background) recently performed at a major hospital.

59
DELL
74
56
102
48
79 %
MUNOZ MUNOZ JOSE ALFONSO . 291675
SIEMENS

The readout on the left is from the Fidelity 100 Heart Monitor, while the read-out on the right is from a “state of the art” heart monitor offered by a competitor.  The Fidelity 100 readout shows the waveform of the normal or proper heart function from all eight leads.  The read-out from the “state of the art” monitor, on the other hand, shows only one lead (on the top) which has any similarity whatsoever to a normal waveform.  The data from the second lead is confusing and essentially meaningless, representing noise and artifacts present during the procedure, even though there is none indicated on the Signalife read-out.  The other leads show no data whatsoever.  The significance of the foregoing is that not only does the Fidelity 100 monitor consistently give accurate signals from all leads in all cases, it also avoid “false positives” relating to inaccurate information.  Specifically, since, as a practical matter, the meaning of the signal from the second lead on the “state of the art” monitor is meaningless, the physician can only “speculate” as to what is going on with the heart, and can potentially misdiagnose the condition of the heart.

As previously discussed, the taking of stress ECGs, which are necessary to identify cardiovascular abnormalities that only become evident under conditions of physical stress, are also highly problematic due to the high level of physiologically-based ambient noise created by the body while under stress.  Moreover, as also previously discussed, the digital filtering and processing used to address this issue does not always provide reliable results, leading the American Heart Association and American College of Cardiology to advise cardiologists and other physicians to look at the raw data and not to rely solely upon software-processed data.

The ability of the Fidelity 100 to provide an accurate and consistent signal in an ambulatory setting notwithstanding the ambient noise can be easily demonstrated and explained by the graphic to the right.  In this graphic, you can see a readout showing the waveform of the normal or proper heart function from all twelve leads while Willie Gault, the famous retired NFL wide receiver and past Olympic gold medal winner (110 meter hurdler and member of the USA world record-setting 4X100 meter relay team) sprints on a treadmill at the American College of Cardiology meeting in March 2007.  This result is most particularly enlightening as to the ability of the Fidelity 100 insofar as most ambulatory  exams are taken at a quick walking pace, as opposed to a full sprint by an Olympic athlete.

Fidelity 100 ECG Taken Of Willie Gault, former Olympic Athlete and NFL Wide Receiver, While Sprinting On A Treadmill

A third example of the accuracy of the Fidelity 100 Heart Monitor under extremely harsh conditions are the results observed by the Cleveland Clinic while testing the Signalife Cardiac Vest at the Champ Car World Series (the North America-based formula-one style auto racing circuit) as described below in this annual report.

Description Of Products

Fidelity 100 Monitor System

Our initial product is the Signalife “Fidelity 100 Monitor System” or “Fidelity 100”.  The Fidelity 100 Monitor System is marketed an integrated system containing three components—the Model 100 Patient Module which contains our proprietary technology, electrode lead sets, and a laptop computer which operates using our proprietary software.  This product has received United States Food and Drug Administration (“FDA”) clearance as a class II medical device.

The Fidelity 100 can be used in the following settings:

•

resting (sometimes known as clinical) testing;

•

ambulatory testing (principally in-patient, including exercise under ambulatory conditions, although it may also be used for out-patient testing),

•

stress (sometimes known as exercise) testing with a treadmill

•

monitoring during surgical procedures, and

•

monitoring during 911 transportation

In operation, the Model 100 Patient Module collects, processes and amplifies ECG signals from that patient through a set of ten electrodes that are certified to work with the system.  This signal data is then wirelessly transmitted to the laptop computer using Bluetooth technology.  The signals are then displayed on the computer’s monitor.  These results can also be stored or printed for later or further analysis by the cardiologist.

Signalife 100 Heart Monitor System

(Model 100 Patient Module, laptop computer, cables and leads)

(also shown is Model 100 Patient Module carrying pouch worn

by patient when used for ambulatory and stress testing)

Signalife Model 100 Patient Module

The Model 100 Patient Module—the core component of the system—is a digital battery-powered compact device (approximately 4 x 3.5 x 1.5 inches in size and 5.5 oz. in weight), that allows a patient’s heart to be continuously monitored over a period of 24 to 48 hours.  The Model 100 Patient Module contains both our proprietary patented “amplification” technology, which acquires, processes and amplifies ECG signals, as well as Bluetooth technology which allows the acquired signals to be wirelessly transmitted to the laptop computer.  The Model 100 Patient Module complies with all applicable performance, safety, environmental and regulatory standards, including the FDA-recognized consensual American National Standards Institute/Association for the Advancement Of Medical Instrumentation (“ANSI/AAMI”) EC-38 industry standards for ambulatory ECG devices, Federal Communications Commission (“FCC”) requirements for Human Exposure to Radiofrequency (RF), the FDA-recognized consensual industry standards for electromagnetic compatibility for medical devices (EMC), the FDA-recognized IE 60601-1 international safety standard relating to medical electrical equipment, and the FDA's Quality System Regulations.  Our Model 100 Patient Module also complies with ANSI/AAMI EC-11 and EC-13 ECG standards to the extent they relate to non-diagnostic features and alarm functions for stationary (non-ambulatory) ECG devices.

We introduced the Fidelity 100 Monitor System by presenting the system at the annual meeting of the American College of Cardiology held at Atlanta, Georgia, from March 12-14, 2006, and received our first orders for this product in October 2006.  Nevertheless, our marketing efforts for this product within the

United States have been nominal to date, initially due to third-party performance issues in distributing our products while prior management devoted its limited time and resources to other matters, and more recently due to production and parts issues arising from prior management’s inability to utilize our manufacturing capabilities for a number of years.  All production and parts issues were resolved in the first quarter of fiscal 2008, and we are now manufacturing and shipping product and focusing on marketing and sales for this product.

Fidelity 200 Event Recording System (Heart Tempo™ Card)

The Signalife “Fidelity 200 Event Recording System” or “Fidelity 200”, which we refer to as the Signalife Heart Tempo™ Card, is a flexible credit card-sized direct-to-consumer non-prescription heart monitoring device that is intended to be used as an early-detection device by patients who desire to independently monitor their condition.  The Fidelity 200, which utilizes the proprietary physiological signal acquisition and amplification technology used in the Model 100 Patient Module, has received FDA 510(k) clearance as a class II medical device, and is in the final development stage as discussed below.

In operation, the patient carries the device as he or she goes through his or her daily activities.  At the onset of an event that the patient suspects may be a cardiac event, or at any time the patient chooses, the patient holds the event recorder to his/her chest, presses the “record” button, and records a 45-second event.  The event recorder is capable of storing one 45-second recording.  The patient will then either take the recorder to his or her physician for review or, if the patient subscribes to a subscription-based monitoring service, will transmit the data to a monitoring center via a telephone phone line.  In the latter case, the patient will call the monitoring center and upon verbal communication with receiving station personnel, position the monitor over the telephone mouthpiece, and start the transmission by pressing the “play” button.  Data will then be transmitted to the monitoring center where

Signalife Fidelity 200 Heart Tempo™ Card

it can be immediately evaluated by a qualified ECG technician, cardiac nurse or cardiologist.

We anticipate that we will sell the Fidelity 200 to consumers either through retail outlets such as drug stores, retail pharmacies, and major retail discount chains, or, in selected cases, through monitoring centers.  Should the patient desire to use the device as part of a monitoring program, then he or she would separately subscribe for the monitoring services.

We anticipate commencing production of the Fidelity 200 within the next 120 days, having chosen our last group of product manufacturers, completed production designs and schematics, and commencing pre-launch.  We are currently in negotiations with several established monitoring centers in connection with pooling our efforts on the use and sale of the Fidelity 200 for those centers and the sharing of subscription fees.

Fidelity 350 Holter Monitor

The Signalife “Fidelity 350 Holder Monitor” or “Fidelity 350” is a pager-sized, two or three channel ambulatory Holter monitor that can be used to collect ECG data relating to arrhythmia and other transient heart disease while the patient carries out his or her daily activities away from the physicians’ office or hospital.  The Fidelity 350 will allow up to thirty days of data to be recorded, satisfying physician needs for a more extensive database, unlike other Holter monitors currently on the market which can record only up to 24 to 48 hours.  The data collected by the Fidelity 350, which utilizes the proprietary physiological signal acquisition and amplification technology used in the Model 100 Patient Module, is acquired, processed, amplified and stored in a computer storage chip contained in the Fidelity 350.  This data can either be wirelessly downloaded using Bluetooth technology by the physician for initial evaluation or retrieved from a flash card at the later date when the patient returns to the physician’s office,

Signalife Fidelity 350 Holter Monitor

A major industry partner has indicated its desire to provide the software to be used with this product to scan the processed data, in conjunction with tests to be conducted through the Cleveland Clinic Heart Center.  We have extended a right of first negotiation to that industry partner to distribute the Fidelity 300 on an OEM basis, and are in the process of documenting the anticipated testing regime.  We are also in negotiations with another industry partner relating to a joint venture or distribution arrangement.

We are in the process of filing for FDA 510(k) clearance as a class II medical device for the Fidelity 350 Holter Monitor.  Given that we previously received FDA 510(k) clearance for a larger, non-wireless version of this prototype (the Fidelity 300), we anticipate that FDA clearance will be granted relatively quickly.  We anticipate that we would commence marketing the Fidelity 350 by the end of fiscal 2008.  We have extended a right of first negotiation to the aforesaid major industry partner to distribute the Fidelity 350 on an OEM basis, and are in negotiations with another industry partner relating to a potential joint venture or distribution arrangement.

Fidelity 400 Intracardiac Monitor

The Signalife “Fidelity 400 Intracardiac Monitor” or “Fidelity 400” applies our proprietary physiological signal acquisition and amplification technology to read intracardiac signals procured from intracardiac catheter.  An intracardiac catheter is a flexible tube that is inserted through a vein in the leg and fed into the heart.  The catheter is equipped with electrodes which allows the signal to be recorded within the heart, and the catheter data is transmitted to a monitor, which allows the physician to evaluate cardiac function, including arrhythmia, or irregular heartbeat.  These readings are beneficial in that they measure signals directly from the heart, as opposed to signals read from the surface of the body as is typical in the ordinary application of heart monitors.

We developed and successfully tested a proto-type version of this product at the Electrophysiology Laboratories at the Cleveland Clinic Heart Center as was reported in a poster presentation at the Heart Rhythm Society in Boston in May 2006.  We are in the process of planning a series of clinical studies through the Cleveland Clinic for the purposes of procuring FDA 510(k) clearance of the proto-type as a class II medical device.  We are also currently designing, engineering and fabricating a prototype  version of this product, which we anticipate will be completed and brought to market by the end of 2008 at the earliest.  We are currently in discussion with several major industry partners relating to the commercialization and distribution of this product.

Cardiac Vest

The Signalife Cardiac Vest is an extremely lightweight, close-fitting vest or undergarment made of stretchable material in which the electrodes are stitched into the fabric.  The design is planned to allow a patient to use the vest on a 24/7 basis for extended periods of time, being removed only intermittently for showers, etc.  The purpose of the Cardiac Vest is to facilitate longer-term monitoring in ambulatory settings with either the Signalife Fidelity 100 monitor or the Signalife Fidelity 350 Holter Monitor, as we believe that the use of the Cardiac Vest will prove to be more effective and convenient than the electrode/wire sets currently employed with ambulatory recording devices.  Specifically, when employing these electrode/wire sets, the intended attachment site requires proper shaving and preparation of the site and the use of gels to ensure that the lead remains affixed to the site.  In the longer term, this is very inconvenient, time-wasting and uncomfortable for the patient.  Of equal importance, if the electrode is dislodged from the location site by physical activity or lack of proper site preparation, the Holter monitor will not record the proper signal, and the patient will have to go through the exercise again.  In the case of the Signalife Cardiac Vest, however, the electrodes incorporated into the vest do not need to be attached to the skin, nor does the patient need to shave or otherwise prepare the site.  Instead, the electrodes in the vest need only remain adjacent to the proper location, which is effected through the design and materials used in the vest.

In conjunction with the Champ Car World Series (the North America-based formula-one style auto racing circuit) and cardiologists from the Cleveland Clinic, we tested prototypes of the Cardiac Vest under extremely harsh and noisy conditions during  2006 and 2007 Champ Car World Series.  During these tests, selected race-car drivers would wear the vest during races, and the data collected would be transmitted wirelessly to a modified Fidelity 100 using telemetry.  It should be noted that in spite of extremely harsh and noisy testing conditions, we were able to precisely measure ECG signals using the Cardiac Vest and the Fidelity 100, demonstrating the efficacy of each.

We are currently designing, engineering and fabricating a production version of the Signalife Cardiac Vest, which we anticipate will be completed and brought to market by the end of fiscal 2008 at the earliest.  We will also need to procure FDA 510(k) clearance for this product.  We have entered into preliminary discussions with an industry partner relative to the prospective distribution of this product for both typical ambulatory purposes as well as for athletic applications.

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

Patient monitoring centers are typically used in ambulatory settings, where a patient either uses an event recorder to independently monitor their condition, or wears a Holter monitor to record data over an extended period of time while performing his or her daily activities away from the physicians’ office or hospital.  The data from the event recorder or Holter monitor is typically transmitted to the monitoring center either by telephone or the Internet.  The data is then transferred or made available to the cardiologist.

We would likely expand the services offered by our patient monitoring centers to include mobile outpatient monitoring using either or both of our Fidelity 200 Event Recording System or wireless- or telemetry-based versions of the Signalife Fidelity 350 Holter Monitor in conjunction with our Cardiac Vest. At this point we are in discussions with several patient monitoring centers relating to a collaborative arrangement whereby the centers would use the Fidelity 200 and we would share subscription fees.

Fidelity 1000  Module

The Fidelity 1000 Module is being developed for the dual purpose of providing a data base to compare our signal quality to that of our competitors, and the longer-term objective of offering a product as a front end and add-on which will enable our competitor’s access to our front end technology and  other heart monitoring devices to meet American Heart Association guidelines.  In the latter case, as previously discussed, the American Heart Association has recently advised cardiologists when conducting resting) and stress ECG tests, to review the full 0.05 to 150 Hz frequency range necessary to identify heart disease, as well as looking at raw ECG data in lieu of relying solely upon digitally filtered and processed ECG Data.  The Fidelity 1000 Module is intended to collect and process waveforms and transmit them to the competitive ECG machine for processing and interpretation, thereby ensuring that data reflecting the full Hz spectrum is available for interpretation, avoiding the need for digital filtering and processing, and also providing more accurate signal data.  In the former case, the Fidelity 1000 Module will also assist Signalife in building a database of important ECG wave shapes that can be used together with other publicly available databases to evaluate and compare our Fidelity 1000 heart monitor to other ECG heart monitors on the market.  The timing to design and engineer a production model and the evaluation of the necessity of procuring FDA approval for this product is currently under review.

Description of Signal Technologies; Evaluative Studies And Awards

Our products operate using the Signal Technologies.  The Signal Technologies are a patented amplification technology originally developed by Dr. Budimir S. Drakulic to address the electrical interference or “noise” issue during physiological recordings.  In an effort to explore ways to accurately and objectively monitor pilot performance, the United States Air Force desired to record a pilot’s neurological brain responses, consisting of tiny electrical impulses generated by the brain, to different tasks and stresses that occur in-flight using an electroencephalogram or EEG test.  However, the Air Force found that the neurological signal monitoring equipment then available was not able to accurately monitor EEG in an electromagnetically-charged (i.e., noisy or artifact-intensive) environment such as the cockpit of a fighter jet or a B-52 bomber.  In 1992, Dr. Drakulic led a team from the University of California at Los Angeles (“UCLA”) and the Veterans Administration in an effort to develop a device to resolve this problem.  This effort resulted in the creation by Dr. Drakulic in 1994 of a first-generation amplifier that was successfully used by the Air Force to monitor pilot EEG signals.  This early version amplifier is also currently used by the National Institute of Health as well as companies such as Titan Systems and Teledyne, Inc. for purposes of monitoring different physiological signals.

The Signal Technologies were originally acquired by Signalife based upon the belief that the capability of the technology to discriminate EEG signals, particularly in an electromagnetically-charged environment such as fighter aircraft cockpits, would have a similar application in discriminating ECG signals from ambient “noise.”  Specifically, it was and continues to be believed by the company that the Signal Technologies, as applied to the ECG market, would have the ability to amplify and discriminate the lower-amplitude physiological signals associated with those in the lower and upper portions of the full 0.05 to 150 Hz frequency range, thereby facilitating the ability to more clearly identify heart diseases in an ambulatory setting.  In developing Signalife’s initial ambulatory patient modules and overall heart monitor systems, and adopting the Signal Technologies for those modules and systems, Signalife has since enhanced the signal processing technology such that Signalife has filed five additional patents covering these enhancements, of which one patent has been granted and the other remain in the pending stage.

In order to validate our beliefs as to the performance of our technology in the ECG market, on August 30, 2004 we entered into an agreement with the Duke Clinical Research Institute at Duke University to evaluate the performance of our Fidelity 100 Monitor System against a well established high fidelity ECG monitor.  Under this agreement, the Duke Clinical Research Institute under the supervision of Dr. Mitchell W. Krucoff, as principal investigator, designed and conducted DIVA clinical studies evaluating our Fidelity 100 Monitor System during catheterization procedures at the Durham, North Carolina, Medical Center from January 2005 to December 2005.  The results of the complete study indicate that the Fidelity 100 Monitor System provides excellent detection and quantification of transient ischemia.  A summary of the results were presented at the IEEE EMBC 2007 conference held in August 2007 in Lyon, France, and full clinical data will be released in the American Journal of Cardiology.

As previously discussed, we have also validated our beliefs as to the performance of our signal acquisition and amplification technology through the tests conducted by cardiologists at the Cleveland Clinic successfully tested the vest during fiscal 2006 in the Champ Car Series pursuant to which we were able, in spite of harsh and noisy racing conditions, to precisely measure ECG signals.

It should be noted that our amplification technology and its application has won Frost & Sullivan Technology Innovation of the Year awards in the North American Patient Monitoring Market in 2006 and 2008, with the first award being awarded in connection with the Fidelity 100 and its unprecedented signal clarity, while the second award recognizes the application of the technology and signal clarity to various real-time monitoring platforms, as well as the extension of the technology to intra-cardiac monitoring and direct-to-consumer monitoring.

Description Of EEG Applications

Based upon the proven abilities of our proprietary signal technology to operate as neurological signal monitoring equipment as discussed above, we intend, in the future, to apply the technology to electroencephalogram or EEG-related applications, in particular the detection of Alzheimer’s, Parkinson’s and other neurological diseases

It should be noted that included in the Signal Technologies acquired from Dr. Drakulic and transferred to Signalife was an assignment of a license agreement dated December 9, 1993 originally between Dr. Drakulic and Teledyne Electronic Technologies (“Teledyne”) pursuant to which Dr. Drakulic granted a limited license to that company to manufacture electroencephalogram or “EEG” monitor products based upon an early version of the amplification technology.  This early version amplifier was used by the National Institute of Health as well as companies such as Titan Systems and Teledyne, Inc. for purposes of monitoring different physiological signals.  This license agreement specified that Dr. Drakulic retained ownership of the original patent and underlying technology and the right to use technology to develop new products as long as they would not infringe on Teledyne’s licensed products. Dr. Drakulic has since received a letter from Teledyne acknowledging that the use of the technology for our proposed heart monitor systems does not infringe on Teledyne’s licensed products.

We have initiated a study of the applicability of our technology to electroencephalogram or EEG-related applications, in particular the detection of Alzheimer’s, Parkinson’s and other neurological diseases.  As previously discussed above, earlier versions of our amplification technology are now used in EEG equipment used to measure neurological or brain responses.  We believe the enhancements Signalife has designed since for ECG purposes may have similar application for the EEG market.  As discussed below in this annual report, this activity will not impact the Teledyne licensing agreement.

Given our immediate focus on marketing and distributing our various heart monitoring products to market, we do not anticipate that we will actively pursue the data collection and other activities necessary to further this product until fiscal 2009 at the earliest, however, new management and board members at the company are actively re-evaluating this strategy.

Athletes For Life Foundation

Signalife has been closely working with the Athletes For Life Foundation, Inc., a 501(c)(3) non-profit foundation incorporated in Washington D.C., in conducting free ECG screening tests for athletes and the general public using the Fidelity 100 Heart Monitor.  Athletes For Life Foundation was formed in 2006 by Dr. Lowell T. Harmison (before becoming Signalife’s President) and the former NFL wide receiver and Olympic athlete Willie Gault for the dual purpose of developing protocols to test professional and amateur athletes for cardiovascular disease and abnormalities as part of their regular training regime, and also promoting testing for impoverished communities where early detection of cardiovascular disease simply does not exist.  To date, over seventy-five high-profile athletes have joined Athletes For Life Foundation as sponsors in view of their concerns relating to the high incidence of cardiovascular abnormalities associated with athletes involved in professional sports and track and field; and also their desire to assist in promoting community fitness and cardiovascular testing in the general community.  Most recently, Athletes For Life Foundation has conducted free mobile screening tests using its 48-foot trailer at two high-profile events, the Super bowl held in Glendale, Arizona, and the Arabian Horse Show held in Scottsdale, Arizona.  At these two events, volunteer physicians tested over 200 people using three treadmills and Fidelity 100 Heart Monitors in the trailer.  The tests were conducted from a trailer-mounted tested facility provided by Ford Motor Company.

In addition to the social benefit of assisting Athletes For Life Foundation in meeting its philanthropic objectives, the Athletes For Life Foundation program has enabled Signalife to commence developing testing protocols that it intends to use, with prospective partners, in conducting per patient testing using the Fidelity 100 and Fidelity 200.  This is an alternative revenue model that appears to be particularly attractive in a number of countries, including a number that use a socialized-medicine based health system.

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

Marketing And Distribution Strategy

Our initial marketing efforts for the Fidelity 100 since its introduction in October 2006 through August 2007 have been extremely limited principally due to performance issues with third-party distributors and sales agents to whom we originally delegated sales authority, our limited internal sales and marketing support functions and personnel, and the focus of prior management on other activities. In August 2007, we changed senior management, which has successfully focused on product development, product manufacturing and marketing programs, and has brought in several significant sales orders which the company is now in the process of filling.

Most recently, our sales focus has been in foreign markets, and we are actively in discussion with a number of foreign parties over international joint venture and distribution arrangements.

We are also in discussions with several prospective  foreign industry partners relative to distributing or using our products, including the Fidelity 100 Monitor System; the Signalife Fidelity 200 Event Recording System; and the Fidelity 350 Holter Monitor.  No assurance can be given that we will enter into agreements with any of these industry partners.

In the United States, we have launched a company-sponsored program to aggressively market and promote the Fidelity 100 to the domestic market with such sales effort being led by senior  management and directors, consisting of Dr. Lowell T. Harmison, the President and Chief Executive Officer and a director of Signalife, and Drs. Robert E. Windom and Jay A. Johnson, directors of Signalife.  These officers and directors are taking the initiative to personally market the Fidelity 100 to selected marquee cardiac hospitals in the United States and selected physicians and physician groups to whom they have pre-existing relationships and entrees to top management and decision makers.  Given their prominent reputations in the industry, Signalife believes Drs. Harmison, Windom and Johnson will be able to more effectively and quickly meet decision makers in order demonstrate the benefits of the product and procure purchase orders, thereby in kick-starting sales and achieving market acceptance of the Fidelity 100 Heart Monitor as the “state of the art” heart monitor.  Given that Drs. Harmison, Windom and Johnson and have extensive experience in one or more different but complementary medical areas that will use the Signalife Fidelity 100 Heart Monitor for slightly different purposes and benefits– cardiology, internal medicine, and cardiac surgery –Signalife will have the ability to better address physician concerns in each such area.

Signalife has also hired or engaged three key persons to lead and develop our internal sales team, and we also anticipate that we will likely engage independent commissioned salespersons or joint venture partners to distribute our products in the United States under certain circumstances.

We are also in discussions with several prospective  domestic industry partners relative to distributing our products, including an the Fidelity 100 Monitor System; the Signalife Fidelity 200 Event Recording System; the Fidelity 300 Holter Monitor, the Fidelity 400 Intracardiac Monitor, and an industry partner that is investigating the use of the Signalife Cardiac Vest for Holter monitor purposes.  No assurance can be given that we will enter into agreements with any of these industry partners.

Manufacturing Capacity

We intend to manufacture our products both domestically and off-shore using third party FDA-certified contract manufacturers or joint-venture partners.  Most of the components of our products are standard parts which are available from multiple supply sources at competitive prices.  This, coupled with the lack of significant start-up costs attributable to the use of contractors, should minimize production and product costs.  Currently, we have engaged one contract manufacturer, Ventrex, Inc., which has been manufacturing the Model 100 Patient Module since December 2005,and since January 2008 has been manufacturing, assembling and programming our Fidelity 100 Heart Monitor System.  Ventrex can currently manufacture 125 units per month, which it can expand to 500 units per month without expanding its assembly line/facility.

Research And Development

We currently conduct research and early stage development activities in-house and with engineering consultants.  We retain title to all improvements or enhancements to our technology developed by or worked on by our engineering consultants under their contracts.  Our research and development expenses for fiscal 2007 and 2006 were $1,783,977 and $2,694,958, respectively.  None of these expenditures were borne by customers.  We have budgeted approximately $3,200,000 for research and development for fiscal 2008.

Regulatory Overview

Current Status

Our heart monitors are Class II medical devices that must be cleared by the FDA in order to be marketed within the United States.  We have, to date, received FDA 510(k) clearance under the FDA’s abbreviated 510(k) submission format allowing us to market our Model 100 Patient Module as a class II medical device as part of an overall ECG system, on the basis of it being substantially equivalent to other ambulatory monitor systems on the market which satisfy the industry’s consensual ANSI/AAMI EC-38 standard for non-diagnostic monitor systems.  We have similarly received 510(k) clearance for the Fidelity 200 Event Recorder.  Under the terms of the abbreviated 510(k) clearance, we are required to have supporting data in our files documenting that the heart monitoring device/system will conform to performance standards before it can be marketed.  As such, we may continue to perform engineering and design work on the heart monitoring device/system without resubmitting the system for further FDA 510(k) clearance unless we were to significantly alter the safety or effectives of the system as cleared by FDA.  We do not currently anticipate this will occur.

FDA Regulations And Requirements

ECG heart monitor products are regulated in the United States by the FDA under the Medical Device Amendments of 1976 (the “Medical Device Act”), a section of the Federal Food, Drug & Cosmetic Act (the “FDC Act”).  Under the Medical Device Act, medical devices are designated as Class I, II or III devices depending upon the level of control and review necessary to assure the safety and effectiveness of the device, which in turn is based upon the level of risk to the patient.  ECG heart monitor products are classified as a Class II medical device, which cannot be sold in the United States unless the seller can first demonstrate or represent to the FDA pursuant to section 510(k) of the FDC Act, that the device is substantially equivalent to one or more similar devices currently on the U.S. market, referred to as “predicate” devices.  To demonstrate substantial equivalency, the applicant must show that the new device (1) has the same intended use as the predicate device or devices, and (2) has either the same technological characteristics as the predicate device or devices, or has different technological characteristics that do not raise new questions of safety and effectiveness.  A claim of substantial equivalence does not mean the new and predicate devices must be identical.  Substantial equivalence is established with respect to intended use, design, energy used or delivered, materials, performance, safety, effectiveness, labeling, biocompatibility, standards and other applicable characteristics.  Until the applicant receives clearance declaring a device substantially equivalent, it may not proceed to market the device within the United States.

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

We are in the process of applying for a CE Mark for our Fidelity 100 Monitor System, which will, upon grant, allow us to sell that product in the European Union.  The European Union has classified the Fidelity 100 Monitor System as a class 2a device, and we have recently undergone a preclearance inspection and anticipate that the CE Mark will be granted by the end of the second quarter of fiscal 2008.

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

We also hold patent number 7,299,083 issued by the United States Patent and Trademark Office captioned “Electrode for and Method of, Indicating Signal Characteristics at Particular Positions in a Patient Body.” This patent, which describes electrodes for monitoring a patient’s heart, was granted on November 20, 2007 and expires on November 20, 2024.

We also hold the following patent applications filed with the United States Patent and Trademark Office for which we are awaiting action: (1) number 10/293,105 captioned “System for, and Method of, Acquiring Physiological Signals of a Patient” filed on November 13, 2002, which describes technical methods for processing and amplifying different physiological signals; (2) number 10/611,696 captioned “Amplified System for Determining Parameters of a Patient” filed July 1, 2003; which describes methods of amplifying physiological signals while a patient is ambulatory without changing the characteristics of the signal; (3) number 10/664,711 captioned “Apparatus for, and Method of, Determining the Characteristics of a Patient’s Heart” filed September 17, 2003, which describes the use of electrodes and amplifiers in a garment; and (4) number 11/008706 captioned “System for, And Method of, Monitoring Heartbeats of a Patient,” filed on December 9, 2004, which describes technical methods for monitoring a patient’s heart.

On behalf of Signalife, Dr. Drakulic has also applied for patents in Canada, India, Japan, Mexico, Republic of Korea and the European Patent Convention for the patent captioned above “System for, and

Method of, Acquiring Physiological Signals of a Patient”; in Canada, India, Japan, Peoples Republic of China, and Republic of Korea for the patent captioned above, “Amplified System for Determining Parameters of a Patient”; in Australia, Brazil, Canada, India, Japan, Mexico, People’s Republic of China for the patent captioned above “Apparatus for, and Method of, Determining the Characteristics of a Patient’s Heart”, and under the Patent Cooperation Treaty for the patent captioned above “System for, And Method of, Monitoring Heartbeats of a Patient” and “Electrode for and Method of, Indicating Signal Characteristics at Particular Positions in a Patient Body”.

Dr. Drakulic is the inventor named in our core patent and in each of the above patent applications, all of which are owned by Signalife.  We are currently waiting for initial comment from the United States Patent and Trademark Office on each of the above patent applications, which generally occurs between two and two and one-half years after submission based upon current Patent and Trademark Office staffing levels.  We anticipate that it will take three to four years for the above patent applications to ultimately issue.

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

Subsidiaries

We have three subsidiaries which we have recently activated in fiscal 2008, Signalife Development, Inc., which we intend to handle company-wide research and development activities, SignaLine, Inc., which will focus on monitoring center and certain foreign sales activities, and SignalCare, Inc., which will focus on developing, acquiring and/or testing therapies capable of treating cardiovascular disease at an earlier state and in a more effective manner.

Employees

We currently have thirteen officers and other employees.  None of our employees is represented by a labor union and we consider our relationships with our employees to be good.

PROPERTIES

Our research and development facilities are located at 4705 Laurel Canyon Boulevard, Suite 203, Studio City, California.  We lease these facilities, consisting of approximately 3,550 square feet, from Bershin

Properties I, LLC on a month-to-month basis.  We may terminate the lease upon 30 days’ notice and the payment of two months’ rent.  We currently pay approximately $9,200 per month in base rent for these facilities, which we believe reflects market value, and are also required to pay our share of any increase in operating expenses.  Operating expenses include expenses for maintenance of common areas, heating, air conditioning, plumbing, trash disposal, janitorial and security services and other like expenses.

We also lease offices at 531 South Main Street, Suite 301, Greenville, South Carolina 29601, which we use as our executive offices.  We lease these facilities, consisting of approximately 4,029 square feet, from Falls Place, LLC, for a 36 month term that commenced June 1, 2005.  The lease is terminable after 18 months upon 90 days’ notice provided the termination is attributable to our outgrowing the premises.  Our monthly base rent for years one, two and three is $6,211, $6,336 and $6,463 per month, respectively, which we believe reflects market value.  We are also required to pay our share of any increase in operating expenses over the base year of the lease.  The lease is renewable for an additional 36 months subject to the payment of a 2% per year increase in base rent.

The aforesaid leased premises are in good condition and we believe they will be suitable for our purposes for at least twelve months to the extent we elect to remain in the premises.  There is no affiliation between Signalife or any of our principals or agents and our landlords or any of their principals or agents.

FINANCIAL STATEMENTS AND SUMMARY FINANCIAL DATA

Our financial statements and notes thereto are filed in a separate section at the end of this annual report.  The following tables summarize the statements of operations and balance sheet data for our company for the periods or as of the dates indicated, respectively:

Year Ended December 31,
	2007	2006
Statements of Operations Data:
Product sales	$ —	$ 190,170
Gross profit	$ —	$ 147,854
Research and development expenses	$ (1,783,977)	$ (2,694,958)
General and administrative expenses	$ (12,676,107)	$ (10,806,932)
Other income	$ 566,461	$ 1,637,910
Net loss	$ (13,893,623)	$ (11,716,126)
Preferred dividend	$ (17,747)	$ (34,331)
Net loss attributable to common stockholders	$ (13,911,370)	$ (11,750,457)
Basic and diluted loss per share	$ (0.29)	$ (0.30)
Weighted average shares outstanding, basic and diluted	47,964,670	39,333,720

December 31, 2007
Balance Sheet Data:
Current assets	$ 671,903
Total assets	$ 4,048,936
Current liabilities	$ 1,094,789
Total liabilities	$ 1,094,789
Total stockholders’ equity	$ 2,954,147
Total liabilities and stockholders’ equity	$ 4,048,936

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with our audited annual financial statements and explanatory notes for the year ended December 31, 2007 included as part of this annual report.

Overview

Signalife, Inc. is a medical device company focused on researching, developing and marketing medical devices which monitor and measure physiological signals in order to detect diseases that impact an individual’s health.  Physiological signals are small bioelectrical signals generated by the body.

Our initial product, the Signalife “Fidelity 100 Monitor System” or “Fidelity 100”, is a heart monitoring system that uses our proprietary signal acquisition technology to acquire, amplify and process physiological signals associated with a patient’s cardiovascular system.  Heart monitor systems are used in a variety of medical settings.  For example, they are used to collect physiological data for electrocardiogram or “ECG” tests for the purpose of detecting and identifying cardiovascular disease, and also used to monitor the condition of the heart during surgical procedures.  The Fidelity 100 can be used for resting, ambulatory and stress testing, as well as monitoring during surgical procedures and 911 transportation.

Signalife also has several products in the development stage that should be introduced to the market within the next year that operate using the same proprietary signal acquisition technology used in the Fidelity 100, including the Fidelity 200 Event Recording System (Heart Tempo™ Card), a non-prescription heart monitoring device that is intended to be used as an early-detection device by patients who desire to independently monitor their condition, and the Fidelity 350 Holter Monitor, to be used for (up to thirty days) out-patient ambulatory monitoring.

Our initial marketing efforts for the Fidelity 100 since its introduction in October 2006 through August 2007 have been extremely limited principally due to performance issues with third-party distributors and sales agents to whom we originally delegated sales authority, our limited internal sales and marketing support functions and personnel, and the focus of prior management on other activities.

In August 2007, we changed senior management, which has successfully focused on product development, product manufacturing and marketing programs, and has brought in several significant sales orders which the company is now in the process of filling.

Most recently, our sales focus has been in foreign markets, and we are actively in discussion with several prospective  foreign industry partners relative to distributing or using our products, including the Fidelity 100 Monitor System; the Signalife Fidelity 200 Event Recording System; and the Fidelity 350 Holter Monitor.  No assurance can be given that we will enter into agreements with any of these industry partners.

In the United States, we have launched a company-sponsored program to aggressively market and promote the Fidelity 100 to the domestic market with such sales effort being led by senior management and directors.  These officers and directors are taking the initiative to personally market the Fidelity 100 to selected marquee cardiac hospitals in the United States and selected physicians and physician groups to whom they have pre-existing relationships and entrees to top management and decision makers.

Signalife has also hired or engaged three key persons to lead and develop our internal sales team, and we also anticipate that we will likely engage independent commissioned salespersons or joint venture partners to distribute our products in the United States under certain circumstances.

We are also in discussions with several prospective  domestic industry partners relative to distributing our products, including an the Fidelity 100 Monitor System; the Signalife Fidelity 200 Event Recording System; and the Fidelity 350 Holter Monitor.  No assurance can be given that we will enter into agreements with any of these industry partners.

Results of Operations

Our revenues from products sales for fiscal 2007 were $0, as compared to $190,170 for fiscal 2006.  Our revenues, cost of products sold, gross margin and gross profit for fiscal 2006 were $190,170, $42,316, 78% and $147,854, respectively.

General and administrative expenses for fiscal 2007 were $12,676,107, as compared to $10,806,932 for fiscal 2006.  The primary components of general and administrative expenses for fiscal 2007 were professional fees, general consulting fees, salaries and stock based compensation and marketing and public relations.  The $1,869,175 or 17% increase in general and administrative expenses was principally attributable to a $1,875,120 increase in investor/public relations expense, a $1,512,646 increase in consulting expense, and a $29,745 increase in professional fees, including legal, accounting and investment banking; partially offset by a decrease of $744,427 in stock compensation expense related to SFAS No. 123R, a decrease of $588,061 in salaries, and a decrease of $297,702 in outside services expense.

Research and development expenditures for fiscal 2007 were $1,783,977, as compared to $2,694,958 for fiscal 2006.  The $910,981 or 34% overall decrease in research and development expenditures for fiscal 2007 was principally attributable to a decrease in research and development consulting costs in the amount of $1,161,092, a decrease in prototype expense of $144,772, and a decrease in outside services and professional fees of $71,939; partially offset by an increase of salaries of $469,267.

We had other income of $566,461 for fiscal 2007, as compared to $1,637,910 for fiscal 2006.  The $1,071,449 decrease was attributable a reduction of $1,000,000 in co-exclusivity fees recognized under our since-terminated agreement with Rubbermaid, together with a reduction of $71,449 in interest income.

We incurred a net loss before preferred dividends of $13,893,623 for fiscal 2007, as compared to $11,716,126 for fiscal 2006.  The $2,177,497 or 19% increase in our net loss before preferred dividends for fiscal 2007 was attributable to the $1,869,175 increase in general and administrative expenses and the $1,071,449 decrease in other income, partially offset by the $910,981 decrease in research and development expenses.

We also incurred preferred dividend expense of $17,747 and $34,331 for fiscal 2007 and fiscal 2006, respectively.  The decrease in preferred dividend expense was attributable to a decrease in preferred shares outstanding, resulting from conversions of preferred shares into common shares.

Plan Of Operation

Our overall plan of operation for the twelve-month period going forward commencing as of January 1, 2008 is to (1) ramp-up domestic and international commercial marketing and sales efforts with respect to our Fidelity 100 Monitor System, both through our internal sales staff and independent distributors, (2) finalize development and commence marketing of our Fidelity 200 Event Recording System and Fidelity 350 Holder Monitor, (3) continue product development with respect to our Fidelity 400 Intracardiac Monitor, Signalife Cardiac Vest and Fidelity 1000 Module products, including participation in potential monitoring center opportunities; and (4) continue evaluation activities in connection with the development of an EEG monitor device.

In our most recent financial projections, assuming projected rates of product production based upon various estimates and assumptions, we have budgeted $25,000,000 in anticipated cash expenditures for the twelve-month period commencing January 1, 2008, including (1) $13,700,000 to cover our projected sales, marketing and product awareness expenses (excluding any sales and marketing, manufacturing and fulfillment costs associated with products sold during the twelve-month period, which we anticipate would be covered by any revenues associated with such sales): (2) $8,100,000 to cover our projected general and administrative expenses during this period; and (3) $3,200,000,000 for research and development activities. Management is constantly reviewing and revising the aforesaid budget based upon developments, including anticipated sales, and the aforesaid budget will change accordingly.

We anticipate that we will add additional staff, either as employees or consultants, principally in direct sales marketing and distribution areas, as sales activities increase.  We do not currently have an estimate as to the number or range of employees or consultants that would be added.

Our anticipated revenues and costs upon which the foregoing projections are based are based upon our current business plan, known resources and market dynamics. Our actual revenues and costs could vary materially from those projected.  Our management team is continually re-evaluating our core business plan as it relates to marketing and developing our products and identifying new applications and markets for our technology.  We may at any time decide to terminate our ongoing development plans with respect to products and services if they are deemed to be impracticable or not to be commercially viable.  Further changes to our current business plan could also result, such as the acquisition of new products or services or the decision to manufacture our own products, resulting in a change in our anticipated strategic direction, investments, and expenditures.  See that section of this annual report captioned “Uncertainties And Risk Factors That May Affect Our Future Results And Financial Condition”.

Liquidity And Capital Resources

Historical Sources of Capital Resources

We have historically financed our operations through a combination of (1) gross proceeds from contributed capital, including the sale of our common shares, series ’A’ preferred shares and common share purchase warrants for cash, and the exercise of stock purchase warrants for cash; (2) the issuance of common shares or common share purchase warrants in payment of the provision of services; (3) gross proceeds from the sale of a debenture which was subsequently converted into common shares; (4) the grant of non-exclusive rights to market our products and services; and (5) advances against our line of credit.  Included in the foregoing are the following significant financing transactions as reported in our audited annual financial statements and explanatory notes for the year ended December 31, 2007 included as part of this annual report:

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

•

During fiscal 2007, we drew a total of $200,000 in advances against a $10 million line of credit with S.E.S. Capital, LLC entered into on January 25, 2007.  We terminated this credit facility in December 2007.  Total principal and interest outstanding as of December 31, 2007 was $209,285.  Under the terms of the underlying Loan Agreement, interest on advances accrues at the rate of 7% per annum, and is payable in a balloon payment on February 25, 2010, although Signalife may pay off principal and interest at any time without penalty.  Signalife has the right at any time to fully or partially convert unpaid principal and interest into common shares at a conversion rate equal to $3.15 per share or, if greater, the fair market value of those shares on AMEX as of the date of a draw request.  As additional compensation for any conversion, Signalife would issue SES Capital a five-year warrant entitling it to purchase a number of common shares equal to 25%

of the shares received upon conversion at the same price as the conversion price.  As compensation for the extension of the credit line, Signalife agreed to immediately issue to SES Capital a five-year warrant entitling it to purchase 200,000 common shares at $2.15 per share, reflecting a 12% premium to the fair market value of those shares on AMEX as of the date of the Loan Agreement.  All warrants issued or issuable under the Loan Agreement  are subject to standard capital adjustments, but do not contain price adjustments predicated on future offerings, including weighted-average or full-ratchet price adjustments.

•

On August 6, 2007, Signalife entered into a series of related transactions with YA Global Investments, L.P. (“YA Global Investments”) which closed on August 16, 2007, including a Securities Purchase Agreement, a Standby Equity Distribution Agreement, and Registration Rights Agreements, pursuant to which:

➢

For the sum of $2,000,000 pursuant to the Securities Purchase Agreement, YA Global Investments purchased:  (1) 2,956,830 unregistered common shares (based upon the formula of $2,000,000 divided by 95% of the average volume weighted average price or “VWAP” of Signalife’s common stock for the twenty-day period prior to the date of the Securities Purchase Agreement; ), (2) five-year common stock purchase warrants entitling YA Global Investments to purchase 1,000,000 unregistered common shares at a price of $1 per share, and (3) five-year common stock purchase warrants entitling YA Global Investments to purchase 500,000 unregistered common shares at a price of $2 per share.  The aforesaid warrants are exercisable in cash, except to the extent that the underlying common shares are not registered or in the event of an event of default as defined under the Securities Purchase Agreement.  The aforesaid warrants also carry full-ratchet anti-dilution rights.  The aforesaid warrants cannot be exercised to the extent it would cause the total shares beneficially held by YA Global Investments and its affiliates to exceed 9.99% of our then outstanding common shares, calculated in accordance with Section 13(d) of the Exchange Act.  Such prohibition expires sixty days prior to the expiration date for the warrants, and may also be waived by YA Global Investments upon the provision of 65 days’ prior notice.  As a result of these provisions, by YA Global Investments disclaims beneficial ownership in excess of 9.99% of our outstanding common shares.

➢

Pursuant to the terms of the Standby Equity Distribution Agreement, YA Global Investments granted to Signalife the right at its election without any obligation to do so, over a three-year period commencing as of the effective date of the registration statement containing this annual report, to incrementally sell up to $100,000,000 in common shares to YA Global Investments at a price equal to 97% of the lowest daily VWAP for Signalife’s common stock on its primary market over a five-day trading period (the “pricing period”) following the date of notice of Signalife’s exercise of its selling rights.  For further information on the terms of the Standby Equity Distribution Agreement, see “Capital Resources Going Forward” below.

➢

Pursuant to the terms of the Standby Equity Distribution Agreement, Signalife issued to YA Global Investments 1,404,495 unregistered common shares as compensation for entering into the Equity Agreement and committing to selling shares to YA Global Investments thereunder.

In connection with the aforesaid transactions, Signalife entered into a Placement Agent Agreement with Newbridge Securities Corporation, a NASD registered broker-dealer, which acted as Signalife’s exclusive placement agent in the aforesaid transaction.  Under that agreement, Signalife issued to Newbridge 14,405 unregistered common shares as compensation for acting as Signalife’s exclusive placement agent.

Capital Resources Going Forward

We have approximately $154,000 of cash on hand as of December 31, 2007 to fund our operations going forward.  The only active credit facility we currently have in place that will allow us to raise capital to the extent necessary is a Standby Equity Distribution Agreement dated August 6, 2007 with YA Global Investments.  Under this agreement, we have the right at our election without any obligation to do so, over a three-year period commencing January 16, 2008 (the effective date of the registration statement filed with the SEC pursuant to which we registered shares to be sold to YA Global Investments under the Standby Equity Distribution Agreement), to incrementally sell or “put” up to $100,000,000 in common shares to YA Global Investments at a price equal to 97% of the lowest daily VWAP for Signalife’s common stock on its primary market over a five-day trading period (the “pricing period”) following the date of notice of Signalife’s exercise of its selling rights.  A registration statement covering 9,229,373 common shares to be issued under this arrangement was timely filed and declared effective by the SEC on January 15, 2007.  Since this credit facility was activated by the effectiveness of such registration statement, we have been raising the capital necessary to fund our cash operating requirements through the sale of equity pursuant to the terms of this agreement.

Although the credit facility with YA Global Investments allows us to sell up to $100,000,000 in common shares over its three-year term, our ability to sell such shares is nevertheless circumscribed by a number of restrictions and limitations contained in the Standby Equity Distribution Agreement, including (1) the availability of a sufficient number of registered shares to be so sold under the registration statement filed with the SEC registering shares to be sold under the Standby Equity Distribution Agreement based, in part, on limitations imposed by the SEC as to the number of shares that may be registered in relation to our public float; (2) a potential restriction on the maximum proceeds that we may raise under any put notice (restricted to the greater of $1,000,000 or the VWAP of our common stock on our principal market during the five trading days immediately prior to such notice multiplied by the average daily volume traded on such market during such period); (3) a restriction on our ability to exercise our put rights to the extent that such exercise would cause the total shares beneficially held by YA Global Investments and its affiliates to exceed 9.99% of our then outstanding common shares, calculated in accordance with Section 13(d) of the Exchange Act; and (4) a restriction on our ability to exercise our put rights to the extent that such exercise would cause the number of shares we sell to YA Global (including shares issued to YA Global in the private placement entered into concurrent with entering into the Standby Equity Distribution Agreement) to exceed 20% of our outstanding shares as of the date the Standby Equity Distribution Agreement was entered into, unless we otherwise procure shareholder approvals or consents in accordance with AMEX rules.  There are also a number of market risks associated with such sales that may limit our ability to fully utilize the Standby Equity Distribution Agreement, described in greater detail in that section of this annual report captioned “Uncertainties And Risk Factors That May Affect Our Future Results And Financial Condition.”

We previously had a line of credit with SES Capital under which we could draw up to $10 million at any time over a three-year term, however, we terminated this agreement in December.  During fiscal 2007, we drew $200,000 in principal against the line of credit, and the total amount outstanding as of December 31, 2007, including accrued interest, is $209,285.

We believe that our cash currently on hand, together with borrowings against our Standby Equity Purchase Agreement with YA Global Investments discussed above and revenues from pending and anticipated purchase orders, will be sufficient to cover our anticipated cash expenditures for the twelve-month period going forward commencing as of January 1, 2008 as discussed above in “Plan Of Operation.”  We have been funding our monthly cash requirements from sales of our common shares under the aforesaid Standby Equity Purchase Agreement since January 2008, and anticipate that we will be able to continue doing so given no material adverse changes in market condition, although we cannot guarantee the continuation of these market conditions.  We also have received purchase/lease orders in the amount of $5,844,000 (including purchase residuals) as of December 31, 2007, which we are now in the process of filling.  We have taken and will continue to take steps to preserve our cash, including making payments to selected service providers and employees in common shares in lieu of cash.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future to the extent our current cash and working capital resources as discussed above are insufficient, we anticipate we would raise such cash through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  Other than our standby equity purchase arrangement with YA Global Investments as discussed above, we currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.  Even if we are able to raise additional cash or working capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or the satisfaction of indebtedness without any cash outlay through the private issuance of debt or equity securities, the terms of such transactions may be unduly expensive or burdensome to the company or disadvantageous to our existing shareholders.  See “Uncertainties And Risk Factors That May Affect Our Future Results And Financial Condition —Risks Relating To Our Business.”

Our anticipated costs are based upon our current business plan and estimates.  Our actual costs could vary materially from those estimated, particularly in the event that the projected sales revenues going forward upon which we have calculated those costs do not materialize.  Further, we could also change our current business plan resulting in a change in our anticipated costs.  See the discussion concerning forward-looking statements in that section of this annual report captioned “Forward-Looking Statements”.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  For a description of those and other generally accepted accounting policies that we follow, see Note 3, Significant Accounting Policies, contained in the explanatory notes to our audited annual financial statements and explanatory notes for the year ended December 31, 2007 included as part of this annual report.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS No. 160 to have a significant impact on its results of operations or financial position.

In February of 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We are analyzing the potential accounting treatment of this pronouncement.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.  The company is evaluating the impact of this standard and will evaluate its impact on any acquisitions that would occur after the effective date.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on financial statements.  EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  It applies only to fair value measurements that are already required or permitted by other accounting standards.  Accordingly, SFAS No. 157 does not require any new fair value measurements.  SFAS No. 157 is effective for the fiscal years beginning after December 15, 2007.  The company does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.

UNCERTAINTIES AND RISK FACTORS THAT MAY
AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

An investment in our common shares involves a high degree of risk and is subject to many uncertainties. These risks and uncertainties may adversely affect our business, operating results and financial condition.  In such an event, the trading price for our common shares could decline substantially, and you could lose all or part of your investment.  In order to attain an appreciation for these risks and uncertainties, you should read this annual report in its entirety and consider all of the information and advisements contained in this annual report, including the following risk factors and uncertainties.

Risks Relating To Our Business

Our limited operating history will make it difficult for you to predict our future operating results and to otherwise assess or predict the likelihood of our business success.

While we introduced our first heart monitoring product, the Fidelity 100 Monitor System, in late 2006, we have limited sales to date.  Prior to the introduction of the Fidelity 100, we were a development stage company solely engaged in research and development activities.  Our limited operating history will make it difficult, if not impossible, to predict future operating results and to assess the likelihood of our business success in considering an investment in our company.

We have nominal sales revenues to date and have accumulated losses since our inception.  Our continued inability to generate revenues and profits could cause us to go out of business.

We have incurred cumulative net losses before preferred dividends available to common shareholders in the amount of $48,692,279 from our inception through December 31, 2007.  We project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs for an indefinite period of time.  We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive in the near future.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

As noted in a prior risk factor above, we only recently introduced our first heart monitoring product, the Fidelity 100 Monitor System, to market and commenced commercial sales of that product, and further anticipate that after such introduction we will continue to be cash flow negative due to our anticipated costs exceeding our anticipated revenues for an indefinite period of time.  We anticipate that we will fund the operation of our business going forward through a combination of revenues from pending and future product sales and proceeds of sales of our common shares under our Standby Equity Purchase Agreement with YA Global Investments.  Nevertheless, while we have been funding our cash requirements from sales of our common shares under the aforesaid Standby Equity Purchase Agreement since January 2008, and anticipate that we will be able to continue doing so given no material adverse changes in market conditions, we nevertheless cannot guarantee the continuation of these market conditions.  We have taken and will continue to take steps to preserve our cash, including making payments to selected service providers and employees in common shares in lieu of cash.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future to the extent our current cash and working capital resources as discussed above are insufficient, we anticipate we would seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  Other than the Standby Equity Purchase Agreement with YA Global Investments, we currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

We May Not Be Able To Access Sufficient Funds Under The Standby Equity Distribution Agreement When Needed.

As discussed above, we have been funding our cash requirements from sales of our common shares under a Standby Equity Purchase Agreement with YA Global Investments since January 2008.  Our ability to continue to use this credit facility is circumscribed by a number of restrictions and limitations contained in the Standby Equity Distribution Agreement, including (1) the availability of a sufficient number of registered shares to be so sold under the Standby Equity Purchase Agreement based, in part, on limitations imposed by the SEC as to the number of shares that may be registered in relation to our public float; (2) a potential restriction on the maximum proceeds that we may raise under any put notice (restricted to the greater of $1,000,000 or the volume weighted average price or “VWAP” of our common stock on our principal market during the five trading days immediately prior to such notice multiplied by the average daily volume traded on such market during such period); (3) a restriction on our ability to exercise our put rights to the extent that such exercise would cause the total shares beneficially held by YA Global Investments and its affiliates to exceed 9.99% of our then outstanding common shares, calculated in accordance with Section 13(d) of the Exchange Act; and (4) a restriction on our ability to exercise our put rights to the extent that such exercise would exceed 20% of our outstanding shares as of the date the Standby Equity Distribution Agreement was entered into without procuring shareholder approvals or consents in accordance with AMEX rules.  Based upon the foregoing limitations, no assurances can be given that financing will be available under the Standby Equity Distribution Agreement in sufficient amounts or at all when needed.

We May Be Limited In The Amount We Can Raise Under The Standby Equity Distribution Agreement Because Of Concerns About Selling More Shares Into The Public Market Than The Market Can Absorb Without A Significant Price Adjustment.

We will want to avoid placing more shares into the public market than the market’s ability to absorb without a significant downward pressure on the price of our common stock.  This potential adverse impact on the stock price may limit our willingness to use the Standby Equity Distribution Agreement.

We Will Not Be Able To Exercise Our Put Rights Under The Standby Equity Distribution Agreement When We Are In Possession Of Material Nonpublic Information.

Whenever we are issuing shares to YA Global Investments, we will be deemed to be involved in an indirect primary offering.  We cannot engage in any offering of securities without disclosing all information that may be material to an investor in making an investment decision. Accordingly, we may be required to either disclose such information in a registration statement or prospectus supplement or refrain from exercising our put rights under the Standby Equity Distribution Agreement.

The Standby Equity Distribution Agreement Will Restrict Our Ability To Engage In Alternative Financings.

Because of the structure of standby equity distribution transactions, we will be deemed to be involved in a near continuous indirect primary public offering of our securities. As long as we are deemed to be engaged in a public offering, our ability to engage in a private placement will be limited because of integration concerns.

The Pricing Is Relatively Expensive If Only A Small Part Of The Standby Equity Distribution Agreement Facility Is Ever Used.

We do not know how much of the commitment amount under the standby equity distribution agreement we will be eligible to use or otherwise elect to use. The pricing for the commitment under the Standby Equity Distribution Agreement, the cost to register the common shares offered under this annual report, and the transactional costs for the exercise of our put rights, will be relatively expensive if only a small part of the facility is ever used.

Private Equity Lines Are Relatively New Concepts And It Is Not Clear How The Courts And The SEC Will Treat Them.

Private equity lines of credit are relatively recent creations and differ in significant ways from traditional PIPE financing transactions.  The staff of the SEC’s Division of Corporation Finance has taken the position that, as long as certain criteria are met, the staff will not recommend enforcement action with respect to the private equity lines of credit or the related ‘‘resale’’ registration statement containing this annual report. It should be noted however, that the staff’s position, although significant, is not a definitive interpretation of the law and is not binding on courts.  Accordingly, there is a risk that a court may find this type of financing arrangement, or the manner in which it is implemented, to violate securities laws.

Our sales, marketing and distribution capabilities are currently in the initial stages of development and are limited in manpower and financial resources, which limits our ability to rapidly penetrate the markets with our products and to generate revenue growth

We currently have limited marketing and sales capability, both in-house and through external distribution partners and channels.  Our ability to actively market and promote our products will require significant amounts of capital that would be diverted from other uses.  The distribution of our products and consequential revenue growth will therefore be limited as these marketing and distributions channels grow and funding becomes available.  While we are in discussions with a number of large third party marketing and distribution partners with the manpower and financial resources to more quickly and aggressively promote our products, there is no assurance that we will enter into an agreement with these potential partners on acceptable terms or at all.

We intend to rely upon the third-party FDA-approved manufacturers or suppliers to manufacture our heart monitoring products.  Should these manufacturers fail to perform as expected, we will need to develop or procure other manufacturing sources, which would cause delays or interruptions in our product supply and result in the loss of significant sales and customers.

We currently have no internal manufacturing capability, and will rely extensively on FDA-approved licensees, strategic partners or third party contract manufacturers or suppliers.  We have entered into a manufacturing agreement with a single private-label manufacturer to manufacture our Model 100 Monitors and package our Model 100 Monitor System.  We cannot give you any assurance that this contract manufacturer or any other contract manufacturer or supplier we procure will be able to supply our product in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.  Further, should we be forced to manufacture our products, we cannot give you any assurance that we will be able to develop an internal manufacturing capability or procure third party suppliers.

We are dependent for our success on a few key executive officers.  Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital.

Our success depends to a critical extent on the continued efforts of services of our executive management team comprised of Dr. Lowell T. Harmison, our President and Chief Executive Officer, and Dr. Budimir S. Drakulic, the Head of Science and Development of Signalife Development, Inc., our research and development subsidiary.  Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital.  We are currently under discussions with Dr. Harmison in connection with entering into an employment agreement.  Dr. Drakulic is employed as a consultant under a loan-out agreement through June 26, 2016.  None of these agreements will preclude any of these key officers from leaving the company, and no assurance can be given that we will enter into an employment agreement with Dr. Harmison.  We currently maintain key man life insurance policies in the amount $3 million with respect to Dr. Drakulic which will assist us in recouping some of our costs in the event of the death of that officer.

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

The manufacture, sale, promotion and marketing of our heart monitoring products and other products we intend to develop are subject to regulation by the Food FDA and similar government regulatory bodies in other countries.  As we develop or obtain new products we will be required to determine what regulatory requirements, if any, we must comply with in order to market and sell our products in the United States and worldwide.  The process of obtaining regulatory approval could take years and be very costly, if approval can be obtained at all.  If we fail to comply with these requirements, we could be subjected to enforcement actions such as an injunction to stop us from marketing the product at issue or a possible seizure of our assets.  We intend to work diligently to assure compliance with all applicable regulations that impact our business.  We can give you no assurance, however, that we will be able to obtain regulatory approval for all of our products.  We also cannot assure you that additional regulations will not be enacted in the future that would be costly or difficult to satisfy.

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

General Risks Relating To An Investment In Our Securities

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

YA Global Investments Will Pay Less Than The Then-Prevailing Market Price For The Common Shares Offered Under This Annual report, Which May Cause The Price Of Our Common Stock To Decline.

Under the terms of the Standby Equity Distribution Agreement, YA Global Investments Partners will purchase the common shares offered under the Standby Equity Distribution Agreement at a price equal to 97% of the lowest daily volume weighted average price or “VWAP” for our common stock on our primary market over a five-day trading period (the “pricing period”) following the date of notice of the exercise of our put rights under the Standby Equity Distribution Agreement.  Although such purchases will not be directly reflected in the market price for our common stock, market awareness of such below-market purchases may cause the market price for our common stock to decline.

YA Global Investments Will Have An Incentive To Immediately Sell Common Shares Following Its Purchase Of Those Shares In Order To Cover Its Purchase Price, Which May Cause The Price Of Our Common Stock To Decline.

Since YA Global Investments will be purchasing common shares under the Standby Equity Distribution Agreement at a three percent discount to prevailing market prices as described above, YA Global Investments will have an incentive to immediately sell such shares (or other common shares it owns or acquires), in order to realize a gain on the difference between the purchase price and the then-prevailing market price of our common stock.  To the extent YA Global Investments sells our common shares, the market price for our common stock may decrease due to the additional shares in the market.  A reduction in the market price for our common stock may also influence YA Global Investments to sell a greater number of common shares, which would further depress the stock price.

YA Global Investments Will Have An Incentive To Sell Common Shares During The Pricing Period, Which May Cause The Price Of Our Common Stock To Decline And Which Would Result In A Lower Purchase Price.

YA Global Investments is deemed to beneficially own the shares of common stock corresponding to a particular advance on the date that we exercise our put rights under the Standby Equity Distribution Agreement by delivering an advance notice to YA Global Investments, which is prior to the date the shares are delivered to YA Global Investments.  YA Global Investments may sell such shares any time after we deliver an advance notice.  Accordingly, YA Global Investments may sell such shares during the pricing period.  Such sales may cause the market price for our common stock to decline and if so would result in a lower volume weighted average price during the pricing period, which would result in us having to issue a larger number of shares of common stock to YA Global Investments in respect of the advance.

YA Global Investments Will Have An Incentive To Sell Common Shares In Order To Acquire Additional Shares, Which May Cause The Price Of Our Common Stock To Decline.

Under the Standby Equity Distribution Agreement, we cannot exercise our put rights to the extent that it would cause YA Global Investments to increase its position to more than 9.99% of our outstanding common shares.  YA Global Investments will have an incentive to immediately sell common shares it owns or acquires in the event that YA Global Investments’ position approaches the noted 9.99% cap, in order to ensure that YA Global Investments has an opportunity to purchase the common shares we elect to sell to YA Global Investments under the Standby Equity Distribution Agreement.  Such sales may cause the market price for our common stock to decline.

The Sale Of The Common Shares By YA Global Investments Could Encourage Short Sales By Third Parties, Which Could Contribute To The Future Decline Of Our Stock Price.

In many circumstances the provision of financing based on the distribution of equity for companies whose common stock is publicly traded has the potential to cause a significant downward pressure on the price of such common stock.  This is especially the case if the shares being placed into the public market exceed the market’s ability to take up the increased stock or if we have not performed in such a manner to show that the equity funds raised will be used to grow our business.  Such an event could place further downward pressure on the price of our common stock.  Under the terms of Standby Equity Distribution Agreement, we may request numerous cash advances.  Even if we use the cash advances to grow our revenues and profits or invest in assets that are materially beneficial to us, the opportunity exists for short sellers and others to contribute to the future decline of our stock price.  If there are significant short sales of our common stock, the price decline that would result from this activity will cause the share price to decline more to which in turn may cause long holders of the stock to sell their shares, thereby contributing to sales of common stock in the market.  If there is an imbalance on the sell side of the market for our common stock, the price will likely decline.

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

There are currently outstanding as of March 26, 2008, share purchase options and warrants (including preferred stock purchase warrants) entitling the holders to purchase (or to ultimately convert preferred stock issuable under the aforesaid preferred stock purchase warrants into) 10,155,721 common shares at weighted average exercise prices of $1.92 per share. Included in these share purchase options are a large number granted to directors, officers, employees and consultants that are subject to vesting conditions and other stringent conditions.  In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares.  In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their conversion or exercise of these securities.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 common and 10,000,000 “blank check” preferred shares.  After taking into consideration our common and series ’A’ preferred shares outstanding or accrued for issuance as of March 26, 2008, we will be entitled to issue up to 39,108,277 additional common shares and 9,985,453 additional preferred shares.  Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

•

On January 24, 2007, Signalife filed a complaint in the General Court of Justice of the State of North Carolina captioned Signalife, Inc., plaintiff, vs Rubbermaid Inc., Newell Rubbermaid Inc., Gary Scott and David Hicks, Superior Court Division of the General Court of Justice of the State of North Carolina, County of Mecklenburg, alleging fraud, breach of fiduciary duty, breach of contract and unfair trade practices, and seeking damages of $20 million.  Signalife’s complaint is grounded in the failure and refusal of Rubbermaid, Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc., as Signalife’s exclusive third-party agent under a Sales and Marketing Services Agreement (the “Marketing Agreement”) entered into with Rubbermaid on March 26, 2006, to put together at its cost a national sales force to market Signalife’s Fidelity 100 Monitor System, and to advertise and otherwise use commercially reasonable efforts to vigorously promote the sale and marketing of the Fidelity 100, as required under the Marketing Agreement.  Rubbermaid concurrently filed a complaint against Signalife on January 24, 2007 in the United States District Court of North Carolina captioned Rubbermaid Incorporated, plaintiff, vs. Signalife, Inc., defendant; United States District Court, Western District, North Carolina, alleging negligent misrepresentation, breach of representation and warranty, and breach of contract, and seeking damages in excess of $75,000.  Rubbermaid’s principal factual allegation is that Signalife failed to meet projections that the company would independently sell 300 Fidelity 100 units in 2006.  Rubbermaid makes this assertation notwithstanding that there is no representation, covenant or undertaking in the extensive, comprehensive and thoroughly negotiated Marketing Agreement requiring Signalife to sell any Fidelity 100 units whatsoever, much less 300 units, and that the Marketing Agreement also contains an integration clause that would preclude Rubbermaid from making any such claim if not otherwise contained in the agreement.  Rubbermaid also alleges, without providing any support, that the Fidelity 100 was not commercially ready for sale.  Rubbermaid makes this assertation notwithstanding extensive product due diligence by Rubbermaid in entering into the Marketing Agreement, the fact that Signalife has been actively selling the units through its in-house sales staff, and the fact that Signalife has provided to Rubbermaid extensive documentation as to all operational and technical issues, including attestation as to the commercial use and results of the Fidelity 100 by a number of physicians who use the units in their practices.  Signalife denies the validity of Rubbermaid’s allegations, and believes that they are merely a pretext raised by Rubbermaid in anticipation of Signalife’s complaint, and to otherwise enable Rubbermaid to avoid performing its obligations under the Marketing Agreement (which Signalife had previously estimated in its SEC filings would cost Rubbermaid approximately $4-5 million to perform).  Because the federal action was filed electronically before the state court was open, the state court dismissed the state action due to the earlier filed federal action.  Signalife has appealed that decision to the North Carolina Court of Appeals.  Discovery in the federal action is now ongoing.  Trial of the federal action has been scheduled to begin on December 15, 2008. While Signalife denies any liability to Rubbermaid and intends to vigorously contest Rubbermaid claims and also intends to pursue the company’s claims, we cannot make an evaluation of the likely outcome of the case or the amount or range of any possible loss or recovery.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the fourth quarter of fiscal 2007, we did not submit any matters to a vote to our securities holders.

MARKET PRICE OF AND DIVIDENDS ON OUR COMMON SHARES
AND RELATED STOCKHOLDER MATTERS

Description Of Market

Our common shares are currently quoted on the American Stock Exchange or AMEX under the symbol “SGN.”  The following table sets forth the quarterly high and low bid prices for our common shares for the periods indicated.  The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

		Bid Price
Period	Volume	High	Low

2007
Fourth Quarter	23,060,397	$ 2.17	$ 0.60
Third Quarter	15,294,700	1.78	0.65
Second Quarter	13,321,200	1.85	0.55
First Quarter	21,935,190	2.31	1.00

2006:
Fourth Quarter	9,691,500	$ 2.19	$ 0.97
Third Quarter	3,855,000	3.19	1.50
Second Quarter	3,368,000	3.40	1.80
First Quarter	2,783,000	3.59	2.60

The closing price for our common shares on March 26, 2008 as reported by AMEX was $1.10 per share.  There were 374 registered holders or persons otherwise entitled to hold our common shares as of that date pursuant to a shareholders’ list provided by our transfer agent as of that date and our records relating to issuable shares.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.  Based upon shareholder information procured in connection with our last annual meeting of shareholders, there are approximately 2,600 beneficial holders of our common shares, including with respect to shares held in street name.

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

It is possible that we may pay other dividends to actual common shareholders of the Company, and any prospective shareholder that proves not to be a shareholder will not be entitled to such dividend in the event it is issued.

Repurchases Of Equity Securities

During the fourth quarter of fiscal 2007, we did not repurchase any equity securities.

Recent Sales Of Unregistered Securities

During the fourth quarter of fiscal 2007, we did not sell or issue any securities not registered under the Securities Act of 1933 that were not previously reported in a periodic report on form 10-QSB or on a current report on form 8-K.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summarized below is the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2007	2006
Audit fees	$ 95,650	$ 93,350
Audit-related fees	$ 9,950	$ 16,000
Tax fees	$ 9,500	$ 9,500
All other fees	$ —	$ —
All other fees, including tax consultation and preparation	$ —	$ —

All audit fees are approved in advance by our audit committee and board of directors.

CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, management of the company, with the participation of our President and Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal financial officer), evaluated the effectiveness of the company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act.  Disclosure controls and procedures are defined as the controls and other procedures of the company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act are accumulated and communicated to company management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting company management in a timely fashion to all material information required to be included in our periodic filings with the SEC.

Management’s Annual Report on Internal Control Over Financial Reporting

Company’s management is also responsible for establishing and maintaining adequate “internal control over financial reporting” of the company, as defined in Rule 13a-15(f) of the Exchange Act.  Internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the company, including our Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Management believes that this evaluation provides a reasonable basis for its opinion.  In connection with this evaluation, company management did not identify any deficiencies.  Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our internal controls over financial reporting were effective as of the end of the period covered by this report.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

DIRECTORS AND EXECUTIVE OFFICERS

Information relating to our directors and executive officers required under the rules of the SEC will be contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Shareholders and, pursuant to those rules, that information is hereby incorporated into this annual report by reference.

EXECUTIVE COMPENSATION

Information relating to executive compensation required under the rules of the SEC will be contained in our definitive proxy statement to be distributed within 120 days of our fiscal year end in advance of our Annual Meeting of Shareholders and, pursuant to those rules, that information is hereby incorporated into this annual report by reference.

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

OTHER INFORMATION

During the fourth quarter of fiscal 2007, there was no information required to be disclosed in a report on form 8-K that was not reported.

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

5.22

Signalife, Inc. Common Stock Purchase Warrant dated August 6, 2007 in favor of YA Global Investments, L.P. (22)

5.23

Signalife, Inc. Common Stock Purchase Warrant dated August 6, 2007 in favor of YA Global Investments, L.P. (22)

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

10.35

Form of Registration Rights Agreement dated October 16, 2006 between Signalife, Inc. and Trellus Partners, LP, Trellus Partners II, LP and Trellus Offshore Fund Ltd. (21)

10.36

Form of Registration Rights Agreement dated October 31, 2006 between Signalife, Inc. and Nite Capital, LP, Otago Partners, LLC, and Landmark Charity Foundation (21)

10.37

Employment Agreement dated April 15, 2005 between Recom Managed Systems, Inc. and Pamela M. Bunes (16)

10.38

Employment Agreement dated April 15, 2005 between Recom Managed Systems, Inc. and Rodney Hildebrandt (16)

10.39

Office Lease Agreement dated May 31, 2005 between Recom Managed Systems, Inc. and Falls Place, LLC (18)

10.40

Investment Banking Agreement dated June 10, 2005 between Recom Managed Systems, Inc. and Maxim Partners, LLC (18)

10.41

Consulting agreement dated March 14, 2006 between Signalife, Inc. and James M. Lyons, including amendment (18)

10.42

Sales and Marketing Services Agreement dated March 26, 2006 between Signalife, Inc. and Rubbermaid, Inc. (18)

10.43

Securities Purchase Agreement dated August 6, 2007 between Signalife, Inc. and YA Global Investments, L.P. (22)

10.44

Standby Equity Distribution Agreement dated August 6, 2007 between Signalife, Inc. and YA Global Investments, L.P. (22)

10.45

Placement Agent Agreement dated August 6, 2007 between Signalife, Inc. and Newbridge Securities Corporation (22)

10.46

Registration Rights Agreement dated August 6, 2007 between Signalife, Inc. and YA Global Investments, L.P. (22)

10.47

Registration Rights Agreement dated August 6, 2007 between Signalife, Inc. and YA Global Investments, L.P. (22)

21.

List of subsidiaries *

23.

Consent of Elliott Davis, LLC *

24.

Powers of Attorney *

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

(20)

Previously filed as an exhibit to our registration statement on form  S-8 filed with the SEC on June 12, 2006.

(21)

Previously filed as an exhibit to our quarterly report on form 10-QSB for our fiscal quarter ended September 30, 2006 filed with the SEC on November 13, 2006.

(22)

Previously filed as an exhibit to our current report on form 8-K filed with the SEC on August 20, 2007.

(23)

Previously filed as an exhibit to the initial filing of this registration statement filed with the SEC on September 17, 2007

SIGNALIFE, INC.

FINANCIAL STATEMENTS
FOR THE
YEARS ENDED DECEMBER 31, 2007 AND 2006

Contents

-

Page
Report of Independent Registered Public Accounting Firm
Elliott Davis, LLC	F-1
Financial Statements
Balance Sheet as of December 31, 2007	F-2
Statements Of Operations For The Years Ended December 31, 2007 And 2006	F-3
Statements Of Stockholders’ Equity For The Years Ended December 31, 2007 And 2006	F-4
Statements Of Cash Flows For The Years Ended December 31, 2007 And 2006	F-6
Notes To Financial Statements	F-8

ElliottDavis Accountants and Business Advisors	200 East Broad Street P.O. Box 6286 Greenville, SC 29606-6286
Phone 864.242.3370 Fax 864.232.7161

Report Of Independent Registered Public Accounting Firm

To The Board Of Directors And Stockholders
Signalife, Inc.
Greenville, South Carolina

We have audited the accompanying balance sheet of Signalife, Inc. as of December 31, 2007 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signalife, Inc. as of December 31, 2007 and the results of its operations, and its cash flows for the years ended December 31, 2007 and 2006 in conformity with United States generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Signalife, Inc.’s internal control over financial reporting as of December 31, 2007 included in the accompanying Form 10-KSB and, accordingly, we do not express an opinion thereon.

/s/ Elliott Davis LLC

Greenville, South Carolina
March 31, 2008

SIGNALIFE, INC. Balance Sheet December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$ 154,290
Note receivable	75,000
Inventory	163,856
Prepaid sales commissions	256,000
Prepaid expenses and other current assets	22,757
Total current assets	671,903
Advance on sales commissions, net of current portion.	2,592,251
Property and equipment, net of accumulated depreciation of $359,045.	198,976
Intangible – patents, including related party amounts, net of accumulated amortization of $55,731	585,806
TOTAL ASSETS	$ 4,048,936
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 685,504
Due to former director	200,000
Line of credit	209,285
Total current liabilities	1,094,789
Commitments and contingencies	—
Stockholders’ equity:
Series ’A’ convertible preferred stock, $.001 par value; 10,000,000 shares authorized; 14,574 shares issued and outstanding	14
Series ’A’ convertible preferred stock to be issued for accrued dividends, 41,861 shares	42
Common stock, $0.001 par value; 100,000,000 shares authorized; 53,807,524 shares issued and outstanding	53,808
Additional paid-in capital	51,592,562
Accumulated deficit	(48,692,279)
Total stockholders’ equity	2,954,147
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 4,048,936

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Operations For The Years Ended December 31, 2007 And 2006

	For the Years Ended December 31,
	2007	2006
Product sales	$ —	$ 190,170
Cost of products sold	—	42,316
Gross profit	—	147,854
Operating expenses:
Research and development	1,783,977	2,694,958
General and administrative	12,676,107	10,806,932
Total operating expenses	14,460,084	13,501,890
Loss from operations	(14,460,084)	(13,354,036)
Other income:
Exclusivity fee income	500,000	1,500,000
Interest income	66,461	137,910
Total other income	566,461	1,637,910
Loss before provision for income taxes	(13,893,623)	(11,716,126)
Provision for income taxes	—	—
Net loss	(13,893,623)	(11,716,126)
Preferred dividend	17,747	34,331
Net loss attributable to common stockholders	$ (13,911,370)	$ (11,750,457)
Basic and diluted loss per share	$ (0.29)	$ (0.30)
Weighted average shares outstanding — basic and diluted	47,964,670	39,333,720

.

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Stockholders’ Equity For The Years Ended December 31, 2007 And 2006

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2005	38,575,021	$ 38,575	112,991	$ 113	79,618	$ 80	$ 28,442,720	$ (1,504)	$ (23,082,530)	$ 5,397,454
2006:
Issuance of common stock for services	1,877,706	1,878	—	—	—	—	3,879,343	—	—	3,881,221
Common stock issued in private placement, net of offering costs of $55,839 (October 2006 - $1.55)	1,890,322	1,890	—	—	—	—	2,872,271	—	—	2,874,161
Amortization of deferred compensation	—	—	—	—	—	—	—	1,504	—	1,504
Fair value of employee options	—	—	—	—	—	—	1,918,884	—	—	1,918,884
Options and warrants issued for services	—	—	—	—	—	—	587,521	—	—	587,521
Series ‘A’ preferred stock accrued dividend	—	—	—	—	—	—	(34,331)	—	—	(34,331)
Shares for series ‘A’ preferred dividends	—	—	—	—	11,443	11	34,320	—	—	34,331
Conversion of series ‘A’ preferred stock	70,199	70	(15,082)	(15)	(55,117)	(55)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(11,716,126)	(11,716,126)
Balance December 31, 2006	42,413,248	$ 42,413	97,909	$ 98	35,944	$ 36	$ 37,700,728	$ —	$ (34,798,656)	$ 2,944,619

(continued on next page)

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Stockholders’ Equity For The Years Ended December 31, 2007 And 2006 (Continued)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Deferred Compen- sation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock for cash	2,956,830	$ 2,957	—	$ —	—	$ —	$ 1,997,043	$ —	$ —	$ 2,000,000
Issuance of common stock for equity line commitment fee	1,418,900	1,419	—	—	—	—	(1,419)	—	—	—
Issuance of common stock for services	6,935,211	6,935	—	—	—	—	9,802,194	—	—	9,809,129
Fair value of employee options	—	—	—	—	—	—	1,283,008	—	—	1,283,008
Options and warrants issued for services	—	—	—	—	—	—	811,014	—	—	811,014
Series ’A’ preferred stock accrued dividends	—	—	—	—	—	—	(17,747)	—	—	(17,747)
Shares for series ’A’ preferred dividends	—	—	—	—	5,917	6	17,741	—	—	17,747
Conversion of series ’A’ preferred stock	83,335	84	(83,335)	(84)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(13,893,623)	(13,893,623)
Balance December 31, 2007	53,807,524	$ 53,808	14,574	$ 14	41,861	$ 42	$ 51,592,562	$ —	$ (48,692,279)	$ 2,954,147

.

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Cash Flows For The Years Ended December 31, 2007 And 2006

	For The Years Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (13,893,623)	$ (11,716,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,207	99,667
Amortization of deferred compensation	—	1,504
Stock issued for services	6,960,878	3,881,221
Options and warrants issued for services	811,014	587,521
Fair value of stock options under SFAS 123R	1,283,008	1,918,884
Changes in assets and liabilities:
Inventory	(8,385)	(155,471)
Prepaid expenses and other currents assets	79,574	69,013
Accounts payable and accrued expenses	(390,164)	821,745
Deferred revenue	(500,000)	500,000
Net cash used in operating activities	(5,554,491)	(3,992,042)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,506)	(92,340)
Capitalized patent cost	(650)	(179,404)
Issuance of note receivable	(75,000)	—
Net cash used in investing activities	(87,156)	(271,744)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net	209,285	—
Proceeds from advance from former director	200,000	—
Proceeds from sale of common stock and exercises of warrants for cash	2,000,000	2,930,000
Cost of sale of common stock	—	(55,839)
Net cash provided by financing activities	2,409,285	2,874,161
Net decrease in cash and cash equivalents	(3,232,362)	(1,389,625)
Cash and cash equivalents, beginning of year	3,386,652	4,776,277
Cash and cash equivalents, end of end of year	$ 154,290	$ 3,386,652

(continued on next page)

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Cash Flows For The Years Ended December 31, 2007 And 2006 (Continued)

Supplemental Cash Flow Information:

Signalife paid $9,509 and $1,973 in interest for the years ended December 31, 2007 and 2006, respectively.  Signalife paid no income taxes for the years ended December 31, 2007 or 2006.

Supplemental Investing and Financing Activities:

For the years ended December 31, 2007 and 2006, the company accrued $17,747 and $34,331, respectively, in dividends related to its series “A” preferred stock.  These dividends are a non-cash charge as they will be paid in-kind.

During the years ended December 31, 2007 and 2006, the company issued 83,335 and 70,199 shares of common stock, respectively, upon conversion of an equivalent number of shares of series “A” preferred stock.

During the years ended December 31, 2007 and 2006, the company issued 6,935,211 and 1,877,706 shares, respectively, of common stock for marketing and business services, professional fees and compensation.  These shares were valued at $9,809,129 and $3,881,221 for the years ended December 31, 2007 and 2006, respectively, based on the market value of the shares issued or the services provided. The stock issued for services for the year ended December 31, 2007 has been reduced by $2,848,251 for stock issued for prepaid commissions.

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006

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

We have three subsidiaries which we activated in fiscal 2008, Signalife Development, Inc., which we intend to handle company-wide research and development activities, SignaLine, Inc., which will focus on monitoring center and certain foreign sales activities, and SignalCare, Inc., which will focus on developing, acquiring and/or testing therapies capable of treating cardiovascular disease at an earlier state and in a more effective manner.

On September 19, 2002, we issued 23,400,000 (7,800,000 pre-split)  common shares in exchange for intangible technology (the “Signal Technologies”) to ARC Finance Group, LLC (“ARC Finance Group”).  The issuance of this stock resulted in a change of control, with the new ownership group controlling approximately 85% of the company’s outstanding stock.  At December 31, 2007, ARC Finance Group’s ownership percentage of the company’s outstanding common shares and voting securities was to our knowledge less than 43%.

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

2. BASIS OF PRESENTATION AND BUSINESS CONTINUITY

The accompanying financial statements have been prepared by Signalife in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-KSB and Regulation S-B.  The information furnished herein reflects all adjustments (consisting of normal

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The company believes that the disclosures provided are adequate to make the information presented not misleading.

While the company formed one of its currently active subsidiaries prior to December 31, 2007, this subsidiary did not commence financial operations until after December 31, 2007 and therefore its results are not consolidated for financial statement reporting purposes.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. As of December 31, 2007 and for the year then ended the following conditions existed:

•

the company incurred a significant net loss of $13,893,623 for the year ended December 31, 2007;

•

the company had a working capital deficit of $442,886 at December 31, 2007;

•

the company used $5,554,491 of cash for operations for the year ended December 31, 2007;

•

the company has incurred losses since inception resulting in an accumulated deficit of $48,692,279 at December 31, 2007; and

•

the company had no product sales for the year ended December 31, 2007.

Management has taken the following steps to stabilize or reverse these negative trends during the next twelve months:

•

the company has received several purchase orders for its product that will be delivered in 2008 (See Note 9).   The first product delivery took place in March 2008;

•

the company also has an equity line of credit in place with YA Global Investments, L.P. (See Note 11) that allows the company to raise funds through the sale of its common shares to fund operations until the company begins to generate cash flow from the sale of its products; and

•

the company has hired a new President and Chief Executive Officer that has significant experience in the medical products industry;

Management believes that the cash on hand, the cash available through the sale of equity securities from its equity line and cash generated from product sales will be sufficient to provide the liquidity to sustain operations for the next twelve months.

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

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

Concentrations

The company places its cash with high quality financial institutions and at times may exceed Federal Deposit Insurance Corporation $100,000 insurance limit.

Prepaid Sales Commissions

During the year ended December 31, 2007, the company issued to The Silve Group a total of 1,736,583 common shares valued at $2,848,251.  The issuance of these shares was an advance against future commissions to be earned by The Silve Group and, as the shares issued represent fully vested, non-forfeitable equity instruments (notwithstanding that the Silve Group may have a monetary reimbursement obligation), they are recorded as an asset in the accompanying balance sheet in accordance with Emerging Issues Task Force (“EITF”) No 00-18, “Accounting Recognition For Certain Transactions Involving Equity Instruments Granted To Other Than Employees.”  As sales or other commissionable transactions relating to The Silve Group are effected in the future, the prepaid sales commissions will be expensed as commission expense.  The company has classified a portion of the prepaid sales commissions as a current asset based on the pending purchase orders signed at year-end.  The remaining amount of the advance on sales commissions is reflected as a long-term asset and the company expects that such commissions will be

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

recognized as sales and other commissionable transactions related to The Silve Group in the future.

Inventory

Inventory at December 31, 2007 consists of work in process and raw materials and is valued at the lower of cost or market on the first-in, first-out basis.

Property and Equipment

We record our property and equipment at historical cost.  We expense maintenance and repairs as incurred.  Depreciation is determined using the straight-line method over three to five years.

Intangible and Long-Lived Assets

We follow SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.  Long-lived assets to be held and used, which consist of patents and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  During the years ended December 31, 2007 and 2006, no impairment loss was recognized.

Advertising Costs

Advertising costs are expensed as incurred.  For the years ended December 31, 2007 and 2006, advertising cost were not significant.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable.  Our research and development costs consist mainly of payroll and payroll related expenses, consultants, testing and Food and Drug Administration (“FDA”) regulatory expenses.

Net Loss Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share.  We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

Per share basic and diluted net loss attributable to common stockholders amounted to $0.29 and $0.30 for the years ended December 31, 2007 and 2006, respectively. For the years ended December 31, 2007 and 2006, 10,155,721 and 9,922,128 potential shares, respectively, were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share (anti-dilutive).

Revenue recognition

We are currently marketing our products and services through our company sales team and independent third-party distributors and sales agents.  On March 26, 2006, we entered into a Sales and Marketing Services Agreement with Rubbermaid Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc., to market our Fidelity 100 Monitor System in the United States as Signalife’s co-exclusive third-party agent.  In consideration of these rights, Rubbermaid paid Signalife $2,000,000 for the first year of the agreement.  This agreement was subsequently terminated on January 24, 2007 (see Note 15).  Income from the exclusivity fee has been recognized over the term of the agreement.  We recognized $500,000 and $1,500,000 as income during the years ended December 31, 2007 and 2006, respectively.

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

We classify  leases where the collectability of the minimum lease payments is reasonably predictable, as sales-type leases.  In accounting for a sales-type  leases, we record as sales revenue the present value of the minimum lease payments discounted at the interest rate implicit in the lease. Cost of sales equals the cost of the leased property, reduced by the present value of any unguaranteed residual value. Initial direct costs are charged to operations when the sale is recognized. In cases where these leases contain a bargain purchase option, there is no unguaranteed residual value to account for.  At the inception of the lease, we determine the gross investment (minimum lease payments). The difference between the gross investment and the

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

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

Stock Based Compensation

We adopted SFAS No. 123 (Revised 2004), “Share Based Payment,” under the modified-prospective transition method on January 1, 2006.  SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006.  SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.  Prior to the adoption of SFAS No. 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.  The company recognized $1,283,008 and $1,918,884 in share-based compensation expense for the years ended December 31, 2007 and 2006, respectively.

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

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109,” which requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.  The adoption of Fin No. 48 did not have a material impact on the company’s financial statements.

Comprehensive Income

A statement of comprehensive income is not presented in our financial statements since we did not have any of the items of other comprehensive income in any period presented.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS No. 160 to have a significant impact on its results of operations or financial position.

In February of 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We are analyzing the potential accounting treatment of this pronouncement.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.  The company is evaluating the impact of this standard and will evaluate its impact on any acquisitions that would occur after the effective date.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on financial statements.  EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  It applies only to fair value measurements that are already required or permitted by other accounting standards.  Accordingly, SFAS No. 157 does not require any new fair value measurements.  SFAS No. 157 is effective for the fiscal years beginning after December 15, 2007.  The company does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.

5. PROPERTY AND EQUIPMENT

Our property and equipment as of December 31, 2007 is as follows:

Computer equipment	$ 220,874
Leasehold improvements	66,792
Furniture and fixtures	184,589
Software	40,271
Other equipment	45,495
Total property and equipment	558,021
Accumulated depreciation	(359,045)
Property and equipment, net	$ 198,976

Depreciation expense amounted to $92,061 and $88,520 for the years ended December 31, 2007 and 2006, respectively.

6. PATENTS AND TECHNOLOGY, INCLUDING RELATED PARTY AMOUNTS

On September 19, 2002, we acquired certain know how, trade secrets and other proprietary intellectual property rights relating to the development of a human biomedical signal amplification equipment and technology from ARC Finance Group, in exchange for 23,400,000 common shares (7,800,000 shares pre-split).  As a result of this transaction, ARC Finance acquired approximately 85% of the company’s outstanding shares at that time.  We valued the technology

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

and the common stock issued at $78,023, reflecting ARC Finance Group’s historical cost basis for the patents.

When we acquired the patent, we inherited a licensing agreement and therefore consider the patent to have been placed in service.  We are amortizing our initial patent, valued at $78,023, over an estimated useful life of 7 years.  The aggregate amortization expense will be approximately $22,000 over the next two years, with an expense of approximately $11,000 annually.  The remaining balance in the intangible account consists of additional costs relating to our amplification technology, principally patent application costs.  We have one patent and five patent applications concerning our initial ambulatory patient modules and overall heart monitor systems.  We have recorded the value of our original patent and the additional costs relating to our amplification technology and overall heart monitor systems at the historical cost of $641,537, with accumulated amortization of $55,731 as of December 31, 2007.  Amortization expense amounted to $11,146 and $11,147 for the years ended December 31, 2007 and 2006, respectively.

7. INCOME TAXES

We eliminated substantially all prior net operating loss carryovers due to change of ownership in September 2002. We have provided no current income taxes due to the losses incurred in 2002 through 2007.  Net operating losses for tax purposes of approximately $35,900,000 at December 31, 2007 are available for carryover.  The net operating losses will expire from 2022 through 2027.  We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover due to our limited operating history since the change of control.  In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible.  When we demonstrate a history of profitable operation we will reduce our valuation allowance at that time. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2007 and 2006 follows:

	December 31, 2007	December 31, 2006
Statutory federal income tax rate	(34)%	(34)%
State income taxes (benefit), net of federal taxes	(6)%	(6)%
Non-deductible items	6%	9%
Valuation allowance	34%	31%
Effective income tax rate	0%	0%

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

Significant components of deferred tax assets and liabilities are as follows:

	December 31, 2007	December 31, 2006
Deferred tax assets (liabilities):
Net operating loss carryforwards	$ 12,366,603	$ 8,562,872
Tax credits	139,106	139,106
Deferred compensation	131,876	143,170
Depreciation and amortization	(32,118)	(32,118)
Deferred tax assets, net	12,605,467	8,813,030
Valuation allowance	(12,605,467)	(8,813,030)
Net deferred tax assets	$ —	$ —

We adopted Fin No. 48 on January 1, 2007.  There were no unrecognized tax benefits as of the date of adoption and there are no unrecognized tax benefits included in the balance sheet at December 31, 2007, that would, if recognized, affect the effective tax rate.

8. CONTINGENT SETTLEMENT PAYABLE

In conjunction with Dr. Budimir Drakulic becoming our Chief Technology Officer, we reached an agreement-in-principle with Dr. Drakulic to offer to sell common shares to certain individuals in order to protect our rights to the Signal Technologies.  As part of that agreement, we agreed that should we raise more than $2 million in certain offerings, we would pay 4% of the proceeds of those offerings greater than $2 million to those individuals up to a maximum amount of $480,350.  During 2004, we reached settlements with a number of these individuals and the remaining liability related to the agreement as of December 31, 2007 is $21,113, which is included in accounts payable and accrued expenses.

9. PENDING PURCHASE ORDERS

On September 14, 2007, Signalife received a purchase order from a hospital/medical group purchasing organization for a finance lease for Fidelity 100 units.  The gross proceeds to Signalife, (assuming exercise of the right to purchase the units at their residual value of $180,000), are expected to be $1,980,000.  Under the terms of the purchase order, the hospital/medical group paid a $50,000 deposit (included in accounts payable), and will prospectively pay $1,750,000 in 24 monthly lease payments (amortized on a per unit basis) commencing upon delivery of the units, plus an additional $180,000 to purchase the units at the end of the lease (amortized on a per unit basis subject to certain minimums).

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

On September 24, 2007, Signalife received a purchase order from a hospital/medical group purchasing organization for a finance lease for Fidelity 100 units.  The gross proceeds to Signalife, (assuming exercise of the right to purchase the units at their residual value of $300,000), are expected to be $3,300,000.  Under the terms of the purchase order, the hospital/medical group will prospectively pay a $30,000 deposit, an additional $2,970,000 in 24 monthly lease payments (amortized on a per unit basis) commencing upon delivery of the units, and an additional $300,000 to purchase the units at the end of the lease (amortized on a per unit basis subject to certain minimums).

On October 4, 2007, Signalife received a purchase order from a hospital/medical group purchasing organization for a finance lease for Fidelity 100 units.  The gross proceeds to Signalife, (assuming exercise of the right to purchase the units at their residual value of $50,000), are expected to be $564,000.  Under the terms of the purchase order, the hospital/medical group will prospectively pay a $12,500 deposit, an additional $514,000 in 24 monthly lease payments (amortized on a per unit basis) commencing upon delivery of the units, and an additional $50,000 to purchase the units at the end of the lease (amortized on a per unit basis subject to certain minimums).

The noted hospital/medical group purchasing organizations work with certain of the hospitals and medical groups we are marketing to handle their requirements.  Payments under the above financing leases will commence upon delivery of the Fidelity 100 units.  We commenced shipping the initial instalment of units under the above orders in the first quarter of fiscal 2008, and anticipate that we will complete filling the above orders in installments through the first quarter of fiscal 2009.  Initial shipment of products under the above orders were delayed until the first quarter of 2008 as a consequence of (i) the discontinuance of a laptop computer to be used as part of the Fidelity 100 units, and the need to procure another laptop from another computer manufacturer that would afford comparable integrated bluetooth interoperability and other features as the discontinued Dell model, and (ii) delays by the company’s contract manufacturer in setting up its manufacturing production lines.  Our contract manufacturer can currently manufacture 125 units per month, which it can expand to 500 units per month without expanding its assembly line/facility.

10. PREFERRED STOCK

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

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

During the years ended December 31, 2007 and 2006, we accrued dividends on our series ’A’ preferred shares in the amount of $17,747 and $34,331, respectively.

To date we have elected to pay these dividends in kind through the issuance of additional series ’A’ preferred shares.  During the year ended December 31, 2007, we committed to issue a total of 5,917 series ’A’ preferred shares, valued at $17,747 in satisfaction of the accrued dividends.  During the year ended December 31, 2006, we committed to issue a total of 11,443 series ’A’ preferred shares valued at $34,331 in satisfaction of the accrued dividends.

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

During the years ended December 31, 2007 and 2006, we converted 83,335 and 70,199 series ’A’ preferred shares into an equivalent number of common shares, respectively.

11. EQUITY LINE OF CREDIT

On August 6, 2007, Signalife entered into a Standby Equity Distribution Agreement with YA Global Investments, L.P. (“YA Global Investments”) as part of a series of transactions involving the sale of common shares and warrants which closed on August 16, 2007.

Under the Standby Equity Distribution Agreement, we have the right at our election without any obligation to do so, over a three-year period commencing January 16, 2008 (the effective date of the registration statement filed with the SEC pursuant to which we registered shares to be sold to YA Global Investments under the Standby Equity Distribution Agreement), to incrementally sell or “put” up to $100,000,000 in common shares to YA Global Investments at a price equal to 97% of the lowest daily average volume weighted average price or “VWAP” for Signalife’s common stock on its primary market over a five-day trading period (the “pricing period”) following the date of notice of Signalife’s exercise of its selling rights.  A registration statement covering 9,229,373 common shares to be issued under this arrangement was timely filed and declared effective by the SEC on January 15, 2008.  Since this credit facility was activated upon the effectiveness of the aforesaid registration statement on January 15, 2008, we have been raising the capital necessary to fund our cash operating requirements through the sale of equity pursuant to the terms of this agreement.

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

Although the credit facility with YA Global Investments allows us to sell up to $100,000,000 in common shares over its three-year term, our ability to sell such shares is limited by a number of restrictions and limitations contained in the Standby Equity Distribution Agreement, including (1) the availability of a sufficient number of registered shares to be so sold under the registration statement filed with the SEC registering shares to be sold under the Standby Equity Distribution Agreement based, in part, on limitations imposed by the SEC as to the number of shares that may be registered in relation to our public float; (2) a potential restriction on the maximum proceeds that we may raise under any put notice (restricted to the greater of $1,000,000 or the VWAP of our common stock on our principal market during the five trading days immediately prior to such notice multiplied by the average daily volume traded on such market during such period); (3) a restriction on our ability to exercise our put rights to the extent that such exercise would cause the total shares beneficially held by YA Global Investments and its affiliates to exceed 9.99% of our then outstanding common shares, calculated in accordance with Section 13(d) of the Exchange Act; and (4) a restriction on our ability to exercise our put rights to the extent that such exercise would cause the number of shares we sell to YA Global (including shares issued to YA Global in the private placement entered into concurrent with entering into the Standby Equity Distribution Agreement) to exceed 20% of our outstanding shares as of the date the Standby Equity Distribution Agreement was entered into, unless we otherwise procure shareholder approvals or consents in accordance with AMEX rules.  For a description of the other transactions with YA Global Investments, see Note 13, “Other Stockholders’ Equity Transactions—Non-Related party Equity Transactions”.  There are also a number of market risks and business considerations associated with sales under the Standby Equity Distribution Agreement that may limit our ability to fully utilize that credit arrangement.

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

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

12. LINE OF CREDIT

On January 25, 2007, Signalife entered into a Loan Agreement with S.E.S. Capital, LLC (“SES Capital”), pursuant to which SES Capital established a line of credit in the amount of $10 million under which Signalife may draw down advances at any time over a three-year term.  Under the terms of the underlying Loan Agreement, interest on advances accrues at the rate of 7% per annum, and is payable in a balloon payment on February 25, 2010, although Signalife may pay off principal and interest at any time without penalty.  Signalife terminated this credit facility in December 2007.  During fiscal 2007, we drew $200,000 in principal against the line of credit, and the total amount outstanding as of December 31, 2007, including accrued interest, is $209,285.

Signalife has the right at any time to fully or partially convert unpaid principal and interest into common shares at a conversion rate equal to $3.15 per share or, if greater, the fair market value of those shares on AMEX as of the date of a draw request.  As additional compensation for any conversion, Signalife would issue SES Capital a five-year warrant entitling it to purchase a number of common shares equal to 25% of the shares received upon conversion at the same price as the conversion price.

As compensation for the extension of the credit line, Signalife agreed to immediately issue to SES Capital a five-year warrant entitling it to purchase 200,000 common shares at $2.15 per share, reflecting a 12% premium to the fair market value of those shares on AMEX as of the date of the Loan Agreement.  All warrants issued or issuable under the Loan Agreement  are subject to standard capital adjustments, but do not contain price adjustments predicated on future offerings, including weighted-average or full-ratchet price adjustments.

Under the Loan Agreement, should we elect to convert indebtedness into common shares, then we will be obligated to use our best efforts to file a registration statement with the SEC to register the common shares sold and the common shares issuable upon the conversion of the warrants within 90 days of demand therefore by SES Capital, and to cause such registration statement to be declared effective by the SEC within four months of filing.  In the event that we fail to satisfy those obligations, then SES Capital will be entitled, as its sole remedy, to net issue or “cashless” exercise rights under the warrants.

13. OTHER STOCKHOLDERS’ EQUITY TRANSACTIONS

Non-Related Party Equity Transactions

2007

On January 25, 2007, we issued options to SES Capital to purchase a total of 200,000 common shares at $2.15 per share, reflecting the fair market value of the shares as of that date, pursuant to the establishment of a line of credit in the amount of $10 million.  The options were fully vested upon grant, and lapse if unexercised on January 25, 2012.

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

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

During the year ended December 31, 2007, pursuant to a previously negotiated arrangement that had been suspended during the Rubbermaid negotiations and contractual undertakings, we have issued a total of 1,736,583 common shares to or for the benefit of the principal of The Silve Group as advances for future sales commissions in connection with organizing, introducing us to and procuring specific international purchase orders, sales and distribution channels, partners and relationships.  These shares were valued at $2,848,251 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the dates of issuance. Under our agreement with The Silve Group, which is terminable upon ninety days prior notice by either party, The Silve Group is entitled to 20% of all contract revenues they procure.  Under that agreement, we will from time-to-time make prepayments against expenses, costs and other factors, which will be offset against contract revenues when received.

On June 18, 2007, we issued to a new employee as an inducement grant options to purchase a total of 100,000 common shares at $0.82 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of two years

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

commencing June 18, 2007, and lapse if unexercised on June 18, 2012, subject to acceleration and forfeiture provisions.

On June 29, 2007, we amicably resolved all issues with American Capital pursuant to which we had previously cancelled securities issued to that company as discussed in the fiscal 2006 transactions described below, and the parties agreed that American Capital had satisfactorily performed its agreement with the company.  Pursuant to the settlement, American Capital retained 121,115 previously-cancelled common shares which were deemed to have been reissued during the period, while acknowledging the cancellation of all other shares and warrants.  During the year ended December 31, 2007, we recognized an expense of $81,147 related to the 121,115 shares to be retained by American Capital.

On August 6, 2007, we entered into a series of related transactions with YA Global Investments which closed on August 16, 2007.  As part of that transaction, YA Global Investments purchased, for the sum of $2,000,000:  (1) 2,956,830 unregistered common shares (based upon the formula of $2,000,000 divided by 95% of the average VWAP of Signalife’s common stock for the twenty-day period prior to the date of the underlying Securities Purchase Agreement), (2) five-year common stock purchase warrants entitling YA Global Investments to purchase 1,000,000 unregistered common shares at a price of $1 per share, and (3) five-year common stock purchase warrants entitling YA Global Investments to purchase 500,000 unregistered common shares at a price of $2 per share.  The aforesaid warrants are exercisable in cash, except to the extent that the underlying common shares are not registered or in the event of an event of default as defined under the underlying Securities Purchase Agreement.  The aforesaid warrants also carry full-ratchet anti-dilution rights.  The aforesaid warrants cannot be exercised to the extent it would cause the total shares beneficially held by YA Global Investments and its affiliates to exceed 9.99% of our then outstanding common shares, calculated in accordance with Section 13(d) of the Exchange Act.  Such prohibition expires sixty days prior to the expiration date for the warrants, and may also be waived by YA Global Investments upon the provision of 65 days’ prior notice.  Also as part of the aforesaid transaction, we entered into a Standby Equity Distribution Agreement with YA Global Investments.  For a description of that agreement and transaction, see Note 11, “Equity Line Of Credit.”

Effective as of July 5, 2007, we entered into a consulting agreement with Provencio Advisory Services, Inc., relating to the provision of financial and accounting advisory services.  The principal of Provencio Advisory Group is Norma Provencio, a past director.  Pursuant to that agreement, we agreed to issue to Provencio Advisory Services options entitling it to purchase 250,000 common shares at $0.81 per share, reflecting the fair market value of the shares as of that date.  These options are fully vested and lapse if unexercised on February 12, 2012.  We have recorded an expense of $134,411 during the year ended December 31, 2007 relating to the fair value of the aforesaid options that vested during that period using the Black-Scholes method based on the following assumption ranges:  (1) risk free interest rate of 5.0%; (2) dividend yield of

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

0%; (3) volatility factor of the expected market price of our common stock of 116%; and (4) an expected life of the options of 5 years.

On October 23, 2007, Signalife issued a total of 250,000 common shares to the principal of MJD Media LLC as compensation for the provision of services under a series of agreements and understandings with MJD Corp .  Under these agreements, MJD handled investor relations and media matters for the company relating to product promotion, including arrangement of interviews and the purchase, placement and distribution of media time.  These shares were valued at $405,000 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the dates of issuance.

During the year ended December 31, 2007, we issued a total of 628,910 common shares to or for the benefit of the principal of Performance Capital Corp as compensation for the provision of strategic advisory and planning services rendered by that corporation during the first quarter.  These shares were valued at $1,118,993 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the dates of issuance.

During the year ended December 31, 2007, we issued 78,978 common shares to Willie Gault under his consulting agreement with the company.  These shares were valued at $86,017 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the dates of issuance.

During the year ended December 31, 2007, we issued in the aggregate 3,740,740 common shares for payroll, legal & professional and business services rendered during the that period.  These shares were valued at $4,405,868 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the dates of issuance.

2006

On March 14, 2006, we entered into a two-year consulting agreement with Mr. James M. Lyons.  Under this agreement, Mr. Lyons was to provide consulting services relating to strategic, advisory, marketing and public capital markets matters to Signalife as it rolled-out its technologies, including strategic advisory services, consulting services on mergers and acquisitions, evaluative services on joint venture relationships, general business advice, capital structure consultation, and the configuration and/or additional to management, staff and our board of directors.  After a contractual initiation fee of $15,000 payable to Mr. Lyons, as compensation for services under the agreement, we agreed to (1) pay Mr. Lyons cash compensation of $15,000 per month commencing on the nine-month anniversary date of the agreement, and (2) grant Mr. Lyons stock purchase options entitling him to purchase 450,500 common shares at $2.75 per share.  The fair market value of the shares as of date of grant was $2.89 per share, resulting in a $0.14 discount from market.  The first 150,000 options were to vest on the grant date, while the balance of the options would vest on the second through

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

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

Effective as of April 23, 2006, we entered into a business consulting agreement with Knights Bridge, GP.   Under this agreement, Knights Bridge was to provide consulting services concerning various business-related matters for a period of approximately five weeks.  As

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

compensation for its services, we paid Knights Bridge 50,000 unregistered common shares, valued at $156,000 based on the market value on the date of the agreement.

Effective as of May 25, 2006, we entered into a two-year consulting agreement with Mr. Willie Gault, through his company Catch-83, G.P., to assist us in promoting our products to the National Football League (“NFL”) and various other professional and amateur teams and associations; subject to our right to terminate the agreement without cause upon 30 days prior notice, and to pay a two-month severance payment in such circumstances.  Under the terms of the agreement, Catch-83 is entitled to receive:  (1) cash compensation of $5,000 per month, to be increased to $7,500 per month upon the development of a testing protocol for the NFL; (2) a $100,000 cash bonus upon five NFL teams adopting the use of the Heart Monitors; (3) the grant of 25,000 five-year common share purchase options exercisable at $1 per share (reflecting a $1.98 per share discount to market) which are fully vested; and (4) the grant of 100,000 fully-vested five-year common share purchase options to be priced at market value upon each of (i) the development of a testing protocol and (ii) five NFL teams adopting the use of the Heart Monitors.  The options to purchase 25,000 are fully vested, and lapse if unexercised on May 25, 2011, subject to acceleration and forfeiture provisions.  We recorded an expense of $55,348 during the year ended December 31, 2006 to reflect the vesting of the 25,000 options using the Black-Scholes method based on the following assumption ranges:  (1) risk free interest rate of 5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 80%; and (4) an expected life of the options of 1.5 years.  During the year ended December 31, 2006, we also issued a total of 34,604 common shares to Mr. Gault on behalf of Catch-83 in satisfaction of our monthly cash payment obligation under the consulting agreement.  We valued these shares at $68,163.  The parties mutually agreed to suspend the agreement in June 2007 pending future developments.

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

On May 29, 2006, we issued to a new employee as an inducement grant options to purchase a total of 60,000 common shares at $2.19 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of one year

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

commencing August 19, 2006, and lapse if unexercised on May 29, 2011, subject to acceleration and forfeiture provisions.

On June 1, 2006, we issued to a consultant, Garud Technologies, options to purchase a total of 100,000 common shares at $2.35 per share, reflecting the fair market value of the shares as of that date.  These options were granted pursuant to the terms of a consulting agreement whereby Garud Technologies would provide product development services.  The options vest in equal installments quarterly over a period of two years commencing September 1, 2006, and lapse if unexercised on June 1, 2011, subject to acceleration and forfeiture provisions.  During the year ended December 31, 2006, we recorded an expense of $13,617  relating to the fair value of the aforesaid options that vested during that period using the Black-Scholes method based on the following assumption ranges:  (1) risk free interest rate of 4.7% to 5.0%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 70% to 77%; and (4) an expected life of the options of 1.5 to 2 years.  This consulting agreement was subsequently terminated on October 23, 2006, and all unvested options as of that date were forfeited.

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

On June 14, 2006, we entered into a new investment banking agreement with Maxim Group, LLC, pursuant to which Maxim would provide non-exclusive investment banking, strategic advising and financial advising services to Signalife.  This agreement superceded and replaced an investment banking agreement previously entered into with Maxim on June 10, 2005.  The new agreement provided that we would pay to Maxim a nonrefundable retainer of $100,000, plus twelve monthly retainer payments of $12,500 commencing July 1, 2006.  As additional compensation under this agreement, we granted Maxim warrants to purchase 750,000 common shares at $2.75 per share, and cancelled 500,000 warrants previously granted on June 10, 2005 in connection with the superceded agreement.  These new warrants contain a cashless exercise provision and lapse, to the extent unexercised, on June 14, 2011.  The warrants vest as follows: 300,000 at grant, 100,000 at December 14, 2006, 150,000 at March 14, 2007 and 200,000 at June 14, 2007.  After taking into consideration the fair value of 500,000 warrants granted on June 10, 2005 which were cancelled, the incremental fair value of the warrants was estimated at $206,710 under the Black-Scholes option-pricing model computed as of the date of grant using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 75%,

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

(3) weighted-average risk-free interest rate of 5%, and (4) expected life of 1.5 years.  During the year ended December 31, 2006, we recorded an expense of $82,684 for the vested warrants.  As an inducement for Maxim and its clients to exercise their warrants, we also repriced certain outstanding common stock purchase warrants granted to Maxim and its clients from an exercise price of $3.00 per share to a new exercise price of $2.50 per share. During the year ended December 31, 2006, we recorded an expense of $95,578 to reflect the incremental fair value of the repriced warrants under the Black-Scholes option-pricing model computed as of the date of modification using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 75%, (3) weighted-average risk-free interest rate of 5%, and (4) expected life of 1.5 years.

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

On October 31, 2006, we closed several private placements to accredited institutional investors pursuant to which we received gross proceeds of $2,500,000 from Trellus Partners, LP, an existing shareholder, and its affiliates, and $430,000 from three new shareholders through the sale of a total of 1,890,322 common shares priced at $1.55 per share, together with five-year warrants entitling the holders to purchase a total of 756,129 common shares at $2.23 per share.  Maxim Partners, LLC acted as placement agent with respect to procuring the three new shareholders, and was paid a cash commission of $32,250, or 7.5% of the proceeds raised from the new shareholders,

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

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

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

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

On August 8, 2007, we issued to each of three directors, Messrs. Rowland Perkins and Ellsworth Roston and Ms. Jennifer Black, for further serving on our compensation committee, options to purchase 5,000 common shares at $0.77 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 8, 2007, and lapse if unexercised on August 8, 2012, subject to acceleration and forfeiture provisions.

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

On October 23, 2007, we issued to a director, Mr. Charles Harrison, as compensation for further serving on our board of directors, options to purchase 28,000 common shares at $1.62 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing January 23, 2008, and lapse if unexercised on October 23, 2012, subject to acceleration and forfeiture provisions.

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

On October 23, 2007, we issued to a director, Mr. Charles Harrison, as compensation for further serving on the audit committee our board of directors, options to purchase 30,000 common shares at $1.62 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing January 23, 2008, and lapse if unexercised on October 23, 2012, subject to acceleration and forfeiture provisions.

On November 1, 2007, we issued to a director, Mr. Ellsworth Roston, as compensation for further serving on our board of directors, options to purchase 28,000 common shares at $1.05 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 1, 2007, and lapse if unexercised on October 31, 2012, subject to acceleration and forfeiture provisions.

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

On June 6, 2006, we issued to a director, Mr. Lowell T. Harmison, as compensation for further serving on our board of directors, options to purchase 28,000 common shares at $2.36 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

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

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

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

14. COMPENSATORY OPTIONS AND WARRANTS OUTSTANDING

Stock Plans

On May 30, 2006, our Board of Directors and majority stockholder adopted the Signalife, Inc. 2006 Omnibus Equity Compensation Plan (the “2006 Stock Plan”), which was formally implemented by the company on June 5, 2006.  The 2006 Stock Plan is an evergreen plan pursuant to which the company will maintain the stock pool (including shares reserved for prospective issuance) at 15% of the company’s outstanding common shares.  The pool is adjusted at the end of every quarter to reflect any increases in outstanding common shares.  At December 31, 2007, the size of the pool

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

was 5,380,752 common shares based upon the total number of common shares outstanding as of that date.  At December 31, 2007, the size of the stock pool under the 2006 Plan was 8,071,129 common shares based upon the evergreen provision, and there were reserved under the 2006 Plan 902,813 common shares issuable under options granted under the 2006 Plan as of that date.

On March 31, 2003, our Board of Directors approved the establishment of the 2003 Nonqualified Stock Option And Stock Plan (the “2003 Stock Plan”).  The 2003 Stock Plan allows the Board to grant common stock purchase options or issue free-trading or restricted common stock from time to time to our employees, officers, directors and consultants.  The total number of common shares available for grant and issuance under the plan may not exceed 1,500,000 (500,000 pre-split) shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions.  Options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors.  Options granted under the 2003 Stock Plan will not qualify under Section 422 of the Internal Revenue Code as incentive stock options.  At December 31, 2007, there were there were no common shares issued or reserved for issuance under the 2003 Stock Plan, and 8,251 common shares available for issuance.

On November 1, 2002, our Board of Directors approved the establishment of the 2002 Stock Plan (the “2002 Stock Plan”).  Our shareholders approved the plan on June 5, 2003.  The total number of common shares available for grant and issuance under the plan may not exceed 6,000,000 (2,000,000 pre-split) shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions.  Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the committee or the Board of Directors.  At December 31, 2007, there were 2,732,500 common shares issued or reserved for issuance under the 2002 Stock Plan, and no common shares are available for issuance.

Stock Purchase Options And Warrants Issued

The following table summarizes information with respect to common stock issuable under all stock purchase options and warrants issued by the company for the years ended December 31, 2007 and 2006, including common share equivalents issuable under series ’A’ preferred share purchase warrants:

	December 31, 2007		December 31, 2006
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the year	9,922,128	$ 2.44	10,150,853	$ 2.43

SIGNALIFE, INC.

Notes To Financial Statements

For The Years Ended December 31, 2007 And 2006

(Continued)

Granted during the year	3,063,000	$ 1.30	2,866,469	$ 1.86
Exercised during the year	—		$—	$ —
Forfeited, cancelled ,lapsed or expired during the year	(2,829,407)	$ 3.07	(3,095,194)	$ 2.44
Outstanding at end of the year	10,155,721	$ 1.92	9,922,128	$ 2.44
Exercisable at end of the year	9,570,533	$ 1.96	8,689,690	$ 2.27

The intrinsic value of options outstanding at December 31, 2007 was $2,250.   The unrecognized compensation expense associated with the above options at December 31, 2007 was $988,045.

The weighted-average grant-date fair value of options issued during December 31, 2007 and 2006 was $0.62 and $1.02, respectively.

The number and weighted average exercise prices of all common shares and common share equivalents issuable under and stock purchase options and warrants outstanding as of December 31, 2007 is as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$ 0.01 to $0.99	1,197,000	0.2	$ 0.92
$ 1 to 1.99	4,160,242	3.2	$ 1.36
$ 2 to 2.99	3,223,540	3.0	$ 2.15
$ 3 to $3.99	1,013,439	1.3	$ 3.35
$ 4 to $4.99	499,000	1.5	$ 4.14
$ 5 to $5.99	27,500	2.0	$ 5.05
$ 6 to $6.99	35,000	1.4	$ 6.20

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model during the years ended December 31, 2007 and 2007are as follows:

	2007	2006
Risk-free interest rate	5.0%	5.0%
Expected life of the options	5 years	5 years

SIGNALIFE, INC.

Notes To Financial Statements

For The Years Ended December 31, 2007 And 2006

(Continued)

Expected volatility	80%	70%
Expected dividend yield	0%	0%

15. LEGAL PROCEEDINGS

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

On January 24, 2007, Signalife filed a complaint in the General Court of Justice of the State of North Carolina captioned Signalife, Inc., plaintiff, vs Rubbermaid Inc., Newell Rubbermaid Inc., Gary Scott and David Hicks, Superior Court Division of the General Court of Justice of the State of North Carolina, County of Mecklenburg, alleging fraud, breach of fiduciary duty, breach of contract and unfair trade practices, and seeking damages of $20 million.  Signalife’s complaint is grounded in

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

the failure and refusal of Rubbermaid, Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc., as Signalife’s exclusive third-party agent under a Sales and Marketing Services Agreement (the “Marketing Agreement”) entered into with Rubbermaid on March 26, 2006, to put together at its cost a national sales force to market Signalife’s Fidelity 100 Monitor System, and to advertise and otherwise use commercially reasonable efforts to vigorously promote the sale and marketing of the Fidelity 100, as required under the Marketing Agreement.  Rubbermaid concurrently filed a complaint against Signalife on January 24, 2007 in the United States District Court of North Carolina captioned Rubbermaid Incorporated, plaintiff, vs. Signalife, Inc., defendant; United States District Court, Western District, North Carolina, alleging negligent misrepresentation, breach of representation and warranty, and breach of contract, and seeking damages in excess of $75,000.  Rubbermaid’s principal factual allegation is that Signalife failed to meet projections that the company would independently sell 300 Fidelity 100 units in 2006.  Rubbermaid makes this assertation notwithstanding that there is no representation, covenant or undertaking in the extensive, comprehensive and thoroughly negotiated Marketing Agreement requiring Signalife to sell any Fidelity 100 units whatsoever, much less 300 units, and that the Marketing Agreement also contains an integration clause that would preclude Rubbermaid from making any such claim if not otherwise contained in the agreement.  Rubbermaid also alleges, without providing any support, that the Fidelity 100 was not commercially ready for sale.  Rubbermaid makes this assertation notwithstanding extensive product due diligence by Rubbermaid in entering into the Marketing Agreement, the fact that Signalife has been actively selling the units through its in-house sales staff, and the fact that Signalife has provided to Rubbermaid extensive documentation as to all operational and technical issues, including attestation as to the commercial use and results of the Fidelity 100 by a number of physicians who use the units in their practices.  Signalife denies the validity of Rubbermaid’s allegations, and believes that they are merely a pretext raised by Rubbermaid in anticipation of Signalife’s complaint, and to otherwise enable Rubbermaid to avoid performing its obligations under the Marketing Agreement (which Signalife had previously estimated in its SEC filings would cost Rubbermaid approximately $4-5 million to perform).  Because the federal action was filed electronically before the state court was open, the state court dismissed the state action due to the earlier filed federal action.  Signalife has appealed that decision to the North Carolina Court of Appeals.  Discovery in the federal action is now ongoing.  Trial of the federal action has been scheduled to begin on December 15, 2008. While Signalife denies any liability to Rubbermaid and intends to vigorously contest Rubbermaid claims and also intends to pursue the company’s claims, we cannot make an evaluation of the likely outcome of the case or the amount or range of any possible loss or recovery.

16. RELATED PARTY TRANSACTIONS

On July 2, 2007, Mr. Ellsworth Roston, a former director of the company, advanced to us a total of $200,000.  We are currently negotiating with Mr. Roston as to whether this amount will be

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

repaid or applied to the purchase of our common shares and common share purchase warrants or applied toward other obligations.

On October 25, 2007, Signalife lent $75,000 to the Athletes For Life Foundation.  The loan is payable in one year, together with interest accrued at the rate of 6.6% per annum.  Prior to becoming Signalife’s President, Dr. Lowell T. Harmison formed The Athletes For Life Foundation, a non-profit organization, for the purpose of promoting community fitness and cardiovascular testing in the general community, and in particular in impoverished communities where early detection of cardiovascular disease simply does not exist.   Signalife is currently working with the Athletes For Life Foundation in developing protocols using our Fidelity 100 Heart Monitor in testing for cardiovascular disease and abnormalities.

During the years ended December 31, 2007 and 2006, we incurred legal fees in the amounts of $191,920 and $233,743, respectively, to a law firm which has one of our directors, Mr. Ellsworth Roston, was of counsel through June 30, 2007.  Of these amounts, $0 and $179,404, respectively, were capitalized as patent costs.

17. SUBSEQUENT EVENTS

Since the end of fiscal 2007, we issued a total of 3,496,998 common shares for payroll, legal & professional and business services.

Since the end of fiscal 2007, we issued a total of 1,606,978 common shares under our Standby Equity Distribution Agreement with YA Global Investments, L.P., resulting in gross proceeds in the amount of $848,065.

SIGNALIFE, INC. Notes To Financial Statements For The Years Ended December 31, 2007 And 2006 (Continued)

SIGNATURES OF EXECUTIVE OFFICERS AND DIRECTORS

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this annual report on form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2008.

SIGNALIFE, INC.
By:	/s/ Lowell T. Harmison
Lowell T. Harmison, President and Chief Executive Officer (principal executive officer)
By:	/s/ Kevin F. Pickard
Kevin F. Pickard Interim Chief Financial Officer (principal accounting and financial officer)

In accordance with the Exchange Act, this annual report on form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Lowell T. Harmison
Lowell T. Harmison		President, Chief Executive Officer and Director	April 2, 2008
By:	/s/ Jennifer Black*		April 2, 2008
Jennifer Black		Director
By:	/s/ Rowland Perkins*		April 2, 2008
Rowland Perkins		Director
By:	/s/ Charles H. Harrison*		April 2, 2008
Charles H. Harrison		Director
By:	/s/ Robert E. Windom*		April 2, 2008
Robert E. Windom		Director
By:	/s/ Jay A. Johnson*		April 2, 2008
Jay A. Johnson		Director
* By:	/s/ Lowell T. Harmison
Lowell T. Harmison, Agent-In Fact

56