Form 10-Q
period 2008-03-31
SIGNALIFE, INC.
filed 2008-05-15
CIK 810365

05/15/2008">

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10–Q

_________________

(Mark One)
☒	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended March 31, 2008
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   YES  ☒   NO  ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated file, or a smaller reporting company.
Large Accelerated Filer: ☐	Accelerated Filer: ☐
Non-Accelerated Filer: ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company: ☒
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act of 1934): YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 12, 2008, there were issued and outstanding or accrued for issuance a total of 60,609,220 shares of common stock, par value $0.001 per share and 14,574 shares of series ’A’ preferred stock, par value $0.001 per share (plus an additional 42,979 Unissued series ’A’ preferred shares accrued as dividends for issuance).

ADVISEMENTS

Unless the context requires otherwise, “Signalife”, “the company”, “we”, “us”, “our” and similar terms refer to Signalife, Inc.  Our common stock, par value $.001 per share, and our series ’A’ preferred stock, par value $.001 per share, are commonly referred to in this quarterly report as our “common shares” and “series ’A’ preferred shares”, respectively.  The information in this quarterly report is current as of the date of this quarterly report (March 31, 2008), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the three-month period ended March 31, 2008, are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2008.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction with the annual financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-KSB for our fiscal year ended December 31, 2007, as it may be amended, together with any reports, statements and information filed with the United States Securities and Exchange Commission (the “SEC”) relating to periods or events occurring after December 31, 2007.

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

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this quarterly report as well as

– i –

other public reports we file with the SEC, including our annual report on form 10-KSB for our fiscal year ended December 31, 2007, as it may be amended.  You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.  We are not obligated to update or revise any forward-looking statement contained in this quarterly report to reflect new events or circumstances unless and to the extent required by applicable law

– ii –

-

TABLE OF CONTENTS
Page

INTERIM FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

1

Balance Sheets

F-1

Statements Of Operations

F-2

Statement Of Stockholders’ Equity

F-3

Statements Of Cash Flows

F-4

Notes To Interim Financial Statements

F-6

BUSINESS

2

Overview

2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2

General

2

Overview

2

Results of Operations

3

Plan Of Operation

4

Liquidity And Capital Resources

5

Critical Accounting Policies

8

Recent Accounting Pronouncements

9

UNCERTAINTIES AND RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

10

General Risks Relating To An Investment In Our Securities

15

CONTROLS AND PROCEDURES

20

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

20

LEGAL PROCEEDINGS

20

CHANGES IN SECURITIES AND USE OF PROCEEDS

22

Recent Sales Of Unregistered Equity Securities

22

Use Of Proceeds Of Registered Offerings

22

Repurchases Of Equity Securities

22

DEFAULTS UPON SENIOR SECURITIES

22

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

22

OTHER INFORMATION

22

Matters Not Previously Reported On Form 8-K

22

Voluntary Reports

22

Material Changes To Director Nominee Procedures

22

EXHIBITS

23

SIGNATURES

24

– iii –

SIGNALIFE, INC.

INTERIM FINANCIAL STATEMENTS
FOR THE
THREE-MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

Contents

-

SIGNALIFE, INC. Balance Sheets

ASSETS	March 31, 2008 (Unaudited)	December 31, 2007
Current assets:
Cash and cash equivalents	$ 134,759	$ 154,290
Note receivable	75,000	75,000
Inventory	144,426	163,856
Prepaid sales commissions	256,000	256,000
Prepaid expenses and other current assets	46,940	22,757
Total current assets	657,125	671,903
Advance on sales commissions, net of current portion.	2,592,251	2,592,251
Property and equipment, net of accumulated depreciation of $384,443 and $359,045.	236,414	198,976
Investment in leased property	17,500	—
Intangible – patents, including related party amounts, net of accumulated amortization of $58,517 and $55,731	583,020	585,806
TOTAL ASSETS	$ 4,086,310	$ 4,048,936
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 1,170,879	$ 685,504
Due to former director	200,000	200,000
Line of credit	212,947	209,285
Total current liabilities	$ 1,583,826	$ 1,094,789
Commitments and contingencies	$ —	$ —
Stockholders’ equity:
Series ’A’ convertible preferred stock, $.001 par value; 10,000,000 shares authorized; 14,574 shares issued and outstanding	$ 14	14
Series ’A’ convertible preferred stock to be issued for accrued dividends, 42,979 and 41,861 shares, respectively	43	42
Common stock, $0.001 par value; 100,000,000 shares authorized, 57,608,919 and 53,807,524 shares issued and outstanding, respectively	57,609	53,808
Additional paid-in capital	54,264,752	51,592,562
Accumulated deficit	(51,819,934)	(48,692,279)
Total stockholders’ equity	2,502,484	2,954,147
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 4,086,310	$ 4,048,936

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Operations For The Three Month Periods Ended March 31, 2008 And 2007 (Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Product sales	$ —	$ —
Cost of products sold	—	—
Gross profit	—	—
Operating expenses:
Research and development	696,807	285,271
General and administrative	2,431,463	5,325,725
Total operating expenses	3,128,270	5,610,996
Loss from operations	(3,128,270)	(5,610,996)
Other income:
Exclusivity fee income	—	500,000
Interest income	615	47,652
Total other income	615	547,652
Loss before provision for income taxes	(3,127,655)	(5,063,344)
Provision for income taxes	—	—
Net loss	(3,127,655)	(5,063,344)
Preferred dividend	3,355	8,024
Net loss attributable to common stockholders	$ (3,131,010)	$ (5,071,368)
Basic and diluted loss per share	$ (0.06)	$ (0.12)
Weighted average shares outstanding — basic and diluted	55,485,687	43,416,803

.

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statement Of Stockholders’ Equity For The Three-Month Period Ended March 31, 2008 (Unaudited)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2007	53,807,524	$ 53,808	14,574	$ 14	41,861	$ 42	$ 51,592,562	$ (48,692,279)	$ 2,954,147
Issuance of common stock for cash	1,606,978	1,607	—	—	—	—	802,055	—	803,662
Issuance of common stock for services	2,194,417	2,194	—	—	—	—	1,669,278	—	1,671,472
Fair value of employee options	—	—	—	—	—	—	200,858	—	200,858
Series ’A’ preferred stock accrued dividends	—	—	—	—	—	—	(3,355)	—	(3,355)
Shares for series ’A’ preferred dividends	—	—	—	—	1,118	1	3,354	—	3,355
Net loss	—	—	—	—	—	—	—	(3,127,655)	(3,127,655)
Balance March 31, 2008	57,608,919	$ 57,609	14,574	$ 14	42,979	$ 43	$ 54,264,752	$ (51,819,934)	$ 2,502,484

.

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Cash Flows For The Three-Month Periods Ended March 31, 2008 and 2007 (Unaudited)

	For The Three-Month Periods Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,127,655)	$ (5,063,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,184	25,493
Stock issued for services	1,671,472	4,446,594
Options and warrants issued for services	—	641,948
Fair value of stock options under SFAS 123R	200,858	380,946
Changes in assets and liabilities:
Inventory	1,930	8,385
Prepaid expenses and other currents assets	(24,184)	(1,687,006)
Accounts payable and accrued expenses	489,038	(585,756)
Deferred revenue	—	(500,000)
Net cash used in operating activities	(760,357)	(2,332,740)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(62,836)	(1,782)
Capitalized patent cost	—	(650)
Net cash used in investing activities	(62,836)	(2,432)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net	—	100,000
Proceeds from sale of common stock	848,065	—
Payment of offering costs	(44,403)	—
Net cash provided by financing activities	803,662	100,000
Net decrease in cash and cash equivalents	(19,531)	(2,235,172)
Cash and cash equivalents, beginning of period	154,290	3,386,652
Cash and cash equivalents, end of end of period	$ 134,759	$ 1,151,480

(continued on next page)

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Cash Flows For The Three-Month Periods Ended March 31, 2008 and 2007 (Unaudited) (Continued)

Supplemental Cash Flow Information:

Signalife paid no interest for the three month periods ended March 31, 2008 or 2007.  Signalife paid no income taxes for the three month periods ended March 31, 2008 or 2007.

Supplemental Investing and Financing Activities:

For the three month periods ended March 31, 2008 and 2007, the company has accrued $3,355 and $8,024, respectively, in dividends related to its series “A” preferred stock.  These dividends are a non-cash charge as they will be paid in-kind.

During the three month periods ended March 31, 2008 and 2007, the company issued 2,194,417 and 2,369,932 shares, respectively, of common stock for marketing and business services, professional fees and compensation.  These shares were valued at $1,671,472 and $4,446,594 for the three month periods ended March 31, 2008 and 2007, respectively, based on the market value of the shares issued or the services provided.

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three-Month Periods Ended March 31, 2008 And 2007 (Unaudited)

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

We activated three subsidiaries  in fiscal 2008: Signalife Development, Inc., which we intend to handle company-wide research and development activities, SignaLine, Inc., which will focus on monitoring center and certain foreign sales activities, and SignalCare, Inc., which will focus on developing, acquiring and/or testing therapies capable of treating cardiovascular disease at an earlier state and in a more effective manner.

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

2. BASIS OF PRESENTATION AND BUSINESS CONTINUITY

The accompanying financial statements have been prepared by Signalife in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulations S-X and S-K.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The company believes that the disclosures provided are adequate to make the information presented not misleading.

While the company formed one currently active subsidiary prior to March 31, 2008, this subsidiary did not commence financial operations until after March 31, 2008 and therefore its results are not consolidated for financial statement reporting purposes.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. As of March 31, 2008 and for the three  months then ended the following conditions existed:

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three-Month Periods Ended March 31, 2008 And 2007 (Unaudited) (Continued)

•

the company incurred a significant net loss of $3,127,655 for the three months  ended March 31, 2008;

•

the company had a working capital deficit of $926,701 at March 31, 2008;

•

the company used $760,357 of cash for operations for the three months ended March 31, 2008; and

•

the company has incurred losses since inception resulting in an accumulated deficit of $51,819,934 at March 31, 2008.

Management has taken the following steps to stabilize or reverse these negative trends during the next twelve months:

•

the company has received several purchase orders for its product that will be delivered in 2008 (See Note 8).  The first product delivery took place in March 2008.

•

the company also has an equity distribution facility in place with YA Global Investments, L.P. (See Note 10) that allows the company to raise funds through the sale of its common shares to fund operations until the company begins to generate cash flow from the sale of its products.

We have historically funded our monthly cash requirements from available cash, making payments to selected employees and service providers in common shares in lieu of cash, and more recently sales of our common shares under our Standby Equity Distribution Agreement with YA Global Investments, L.P.  We also have received purchase/lease orders which we are now in the process of filling, which we anticipate will generate cash receipts upon payment, which will also contribute toward meeting our monthly cash requirements.  Although our historical sources of capital have satisfied our cash needs to date, our ability to fund operations going forward will remain dependent upon a number of factors, including market conditions in the case of our equity distribution facility, and no assurance can be given that these sources of liquidity will be sufficient to cover our anticipated cash expenditures.

3. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles used in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Specifically, our management has estimated the expected economic life and

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three-Month Periods Ended March 31, 2008 And 2007 (Unaudited) (Continued)

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

Prepaid Sales Commissions

During the year ended December 31, 2007, the company issued to The Silve Group a total of 1,736,583 common shares valued at $2,848,251.  The issuance of these shares was an advance against future commissions to be earned by The Silve Group and, as the shares issued represent fully vested, non-forfeitable equity instruments (notwithstanding that the Silve Group may have a monetary reimbursement obligation), they are recorded as an asset in the accompanying balance sheet in accordance with Emerging Issues Task Force (“EITF”) No 00-18, “Accounting Recognition For Certain Transactions Involving Equity Instruments Granted To Other Than Employees.”  As sales or other commissionable transactions relating to The Silve Group are effected in the future, the prepaid sales commissions will be expensed as commission expense.  The company has classified a portion of the prepaid sales commissions as a current asset based on the pending purchase orders signed at year-end.  The remaining amount of the advance on sales commissions is reflected as a long-term asset and the company expects that such commissions will be recognized as sales and other commissionable transactions related to The Silve Group in the future.  No shares were issued for advances on sales commissions during the three month period ended March 31, 2008.

Inventory

Inventory at March 31, 2008 consists of work in process and raw materials and is valued at the lower of cost or market on the first-in, first-out basis.

Property and Equipment

We record our property and equipment at historical cost.  We expense maintenance and repairs as incurred.  Depreciation is determined using the straight-line method over three to five years.

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three-Month Periods Ended March 31, 2008 And 2007 (Unaudited) (Continued)

Intangible and Long-Lived Assets

We follow Statement on Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.  Long-lived assets to be held and used, which consist of patents and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  During the three-month periods ended March 31, 2008 and 2007, no impairment loss was recognized.

Advertising Costs

Advertising costs are expensed as incurred.  For the three-month periods ended March 31, 2008 and 2007, advertising cost were not significant.

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

Per share basic and diluted net loss attributable to common stockholders amounted to $0.06 and $0.12 for the three-month periods ended March 31, 2008 and 2007, respectively. For the three-month periods ended March 31, 2008 and 2007, 10,013,929 and 10,503,128 potential shares, respectively, were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share (anti-dilutive).

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three-Month Periods Ended March 31, 2008 And 2007 (Unaudited) (Continued)

Revenue Recognition

We are currently marketing our products and services through our company sales team and independent third-party distributors and sales agents.  On March 26, 2006, we entered into a Sales and Marketing Services Agreement with Rubbermaid Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc., to market our Fidelity 100 Monitor System in the United States as Signalife’s co-exclusive third-party agent.  In consideration of these rights, Rubbermaid paid Signalife $2,000,000 for the first year of the agreement.  This agreement was subsequently terminated on January 24, 2007 (see Note 13).  Income from the exclusivity fee was recognized over the term of the agreement.  We recognized $500,000 as income during the three-month period ended March 31, 2007.

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

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three-Month Periods Ended March 31, 2008 And 2007 (Unaudited) (Continued)

Fair Value of Financial Instruments

For certain of our financial instruments, including accounts payable, accrued expenses and line of credit, the carrying amounts approximate fair value due to their relatively short maturities.

On January 1, 2008, the company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follow:

•

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of March 31, 2008, the company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Stock Based Compensation

We adopted SFAS No. 123 (Revised 2004), “Share Based Payment,” under the modified-prospective transition method on January 1, 2006.  SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006.  SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.  Prior to the adoption of SFAS No. 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three-Month Periods Ended March 31, 2008 And 2007 (Unaudited) (Continued)

No. 25 and related interpretations.  The company recognized $200,858 and $380,946 in share-based compensation expense for the three-month periods ended March 31, 2008 and 2007, respectively.

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

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109,” which requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.  The adoption of Fin No. 48 did not have a material impact on the company’s financial statements.

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

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value.

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three-Month Periods Ended March 31, 2008 And 2007 (Unaudited) (Continued)

The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  We adopted SFAS No. 159 on January 1, 2008 with no impact on our financial statements.

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

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007.  We adopted EITF 07-3 on January 1, 2008 with no impact on our financial statements.

5. PROPERTY AND EQUIPMENT

Our property and equipment as of March 31, 2008 is as follows:

Computer equipment	$ 222,732
Leasehold improvements	66,792
Furniture and fixtures	184,589
Software	40,271
Other equipment	106,473
Total property and equipment	620,857
Accumulated depreciation	(384,443)
Property and equipment, net	$ 236,414

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three-Month Periods Ended March 31, 2008 And 2007 (Unaudited) (Continued)

Depreciation expense amounted to $25,398 and $22,707 for the three-month periods ended March 31, 2008 and 2007, respectively.

6. PATENTS AND TECHNOLOGY, INCLUDING RELATED PARTY AMOUNTS

On September 19, 2002, we acquired certain know how, trade secrets and other proprietary intellectual property rights relating to the development of a human biomedical signal amplification equipment and technology from ARC Finance Group, in exchange for 23,400,000 common shares (7,800,000 shares pre-split).  As a result of this transaction, ARC Finance acquired approximately 85% of the company’s outstanding shares at that time.  We valued the technology and the common stock issued at $78,023, reflecting ARC Finance Group’s historical cost basis for the patents.

When we acquired the patent, we inherited a licensing agreement and therefore consider the patent to have been placed in service.  We are amortizing our initial patent, valued at $78,023, over an estimated useful life of 7 years.  The aggregate amortization expense will be approximately $22,000 over the next two years, with an expense of approximately $11,000 annually.  The remaining balance in the intangible account consists of additional costs relating to our amplification technology, principally patent application costs.  We have one patent and five patent applications concerning our initial ambulatory patient modules and overall heart monitor systems.  We have recorded the value of our original patent and the additional costs relating to our amplification technology and overall heart monitor systems at the historical cost of $641,537, with accumulated amortization of $58,517 as of March 31, 2008.  Amortization expense amounted to $2,786 for each of the three months ended March 31, 2008 and 2007.

7. CONTINGENT SETTLEMENT PAYABLE

In conjunction with Dr. Budimir Drakulic becoming our Chief Technology Officer, we reached an agreement-in-principle with Dr. Drakulic to offer to sell common shares to certain individuals in order to protect our rights to the Signal Technologies.  As part of that agreement, we agreed that should we raise more than $2 million in certain offerings, we would pay 4% of the proceeds of those offerings greater than $2 million to those individuals up to a maximum amount of $480,350.  During 2004, we reached settlements with a number of these individuals and the remaining liability related to the agreement as of March 31, 2008 is $21,113, which is included in accounts payable and accrued expenses.

8. PENDING PURCHASE ORDERS

On September 14, 2007, Signalife received a purchase order from a hospital/medical group purchasing organization for a finance lease for Fidelity 100 units.  The gross proceeds to Signalife, (assuming exercise of the right to purchase the units at their residual value of $180,000), are

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three-Month Periods Ended March 31, 2008 And 2007 (Unaudited) (Continued)

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

On September 24, 2007, Signalife received a purchase order from a hospital/medical group purchasing organization for a finance lease for Fidelity 100 units.  The gross proceeds to Signalife, (assuming exercise of the right to purchase the units at their residual value of $300,000), are expected to be $3,300,000.  Under the terms of the purchase order, the hospital/medical group will prospectively pay a $30,000 deposit, an additional $2,970,000 in 24 monthly lease payments (amortized on a per unit basis) commencing upon delivery of the units, and an additional $300,000 to purchase the units at the end of the lease (amortized on a per unit basis subject to certain minimums). On March 28, 2008 and April 4, 2008, the Company shipped 10 and 5, respectively, Fidelity 100 units under this purchase order.  The Company has accounted for the shipment of these units as an operating lease and will recognize rental income over the life of lease.

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

The noted hospital/medical group purchasing organizations work with certain of the hospitals and medical groups we are marketing to handle their requirements.  Payments under the above financing leases will commence upon delivery of the Fidelity 100 units.  We commenced shipping the initial instalment of units under the above orders in the first quarter of fiscal 2008, and anticipate that we will complete filling the above orders in installments through the first quarter of fiscal 2009, depending upon available resources to finance production and fabrication activities.  Initial shipment of products under the above orders were delayed until the first quarter of 2008 as a consequence of (i) the discontinuance of a laptop computer to be used as part of the Fidelity 100 units, and the need to procure another laptop from another computer manufacturer that would afford comparable integrated bluetooth interoperability and other features offered in the discontinued  model, and (ii) delays by the company’s contract manufacturer in setting up its manufacturing production lines.  Our contract manufacturer can

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three-Month Periods Ended March 31, 2008 And 2007 (Unaudited) (Continued)

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

During the three-month periods ended March 31, 2008 and 2007, we accrued dividends on our series ’A’ preferred shares in the amount of $3,355 and $8,024, respectively.

To date we have elected to pay these dividends in kind through the issuance of additional series ’A’ preferred shares.  During the three-month period ended March 31, 2008, we committed to issue a total of 1,118 series ’A’ preferred shares, valued at $3,355 in satisfaction of the accrued dividends.  During the three-month period ended March 31, 2007, we committed to issue a total of 2,675 series ’A’ preferred shares valued at $8,024 in satisfaction of the accrued dividends.

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

During the three-month periods ended March 31, 2008 and 2007, we converted 0 and 83,335 series ’A’ preferred shares into an equivalent number of common shares, respectively.

10. EQUITY DISTRIBUTION FACILITY

On August 6, 2007, Signalife entered into a Standby Equity Distribution Agreement with YA Global Investments, L.P. (“YA Global Investments”) as part of a series of transactions involving the sale of common shares and warrants which closed on August 16, 2007.

Under the Standby Equity Distribution Agreement, we have the right at our election without any obligation to do so, over a three-year period commencing January 16, 2008 (the effective date of

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three-Month Periods Ended March 31, 2008 And 2007 (Unaudited) (Continued)

the registration statement filed with the SEC pursuant to which we registered shares to be sold to YA Global Investments under the Standby Equity Distribution Agreement), to incrementally sell or “put” up to $100,000,000 in common shares to YA Global Investments at a price equal to 97% of the lowest daily average volume weighted average price or “VWAP” for Signalife’s common stock on its primary market over a five-day trading period (the “pricing period”) following the date of notice of Signalife’s exercise of its selling rights.  A registration statement covering 9,229,373 common shares to be issued under this arrangement was timely filed and declared effective by the SEC on January 15, 2008.  Since this equity distribution facility was activated upon the effectiveness of the aforesaid registration statement on January 15, 2008, we have been raising the capital necessary to fund our cash operating requirements through the sale of equity pursuant to the terms of this agreement.

Although the equity distribution facility with YA Global Investments allows us to sell up to $100,000,000 in common shares over its three-year term, our ability to sell such shares is limited by a number of restrictions and limitations contained in the Standby Equity Distribution Agreement, including (1) the availability of a sufficient number of registered shares to be so sold under the registration statement filed with the SEC registering shares to be sold under the Standby Equity Distribution Agreement based, in part, on limitations imposed by the SEC as to the number of shares that may be registered in relation to our public float; (2) a potential restriction on the maximum proceeds that we may raise under any put notice (restricted to the greater of $1,000,000 or the VWAP of our common stock on our principal market during the five trading days immediately prior to such notice multiplied by the average daily volume traded on such market during such period); (3) a restriction on our ability to exercise our put rights to the extent that such exercise would cause the total shares beneficially held by YA Global Investments and its affiliates to exceed 9.99% of our then outstanding common shares, calculated in accordance with Section 13(d) of the Exchange Act; (4) a restriction on our ability to exercise our put rights to the extent that such exercise would cause the number of shares we sell to YA Global (including shares issued to YA Global in the private placement entered into concurrent with entering into the Standby Equity Distribution Agreement) to exceed 20% of our outstanding shares as of the date the Standby Equity Distribution Agreement was entered into, unless we otherwise procure shareholder approvals or consents in accordance with AMEX rules; and (5) the availability of a sufficient number of authorized but unreserved common shares under our certificate of incorporation.  For a description of the other transactions with YA Global Investments, see Note 12, “Other Stockholders’ Equity Transactions—Non-Related party Equity Transactions”.  There are also a number of market risks and business considerations associated with sales under the Standby Equity Distribution Agreement that may limit our ability to fully utilize that equity distribution facility.

During the three month period ended March 31, 2008, the Company sold 1,606,978 shares under this Standby Equity Distribution Agreement for net proceeds of $803,662.

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three-Month Periods Ended March 31, 2008 And 2007 (Unaudited) (Continued)

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

During fiscal 2007, we drew $200,000 in principal against the line of credit, and the total amount outstanding as of March 31, 2008, including accrued interest, is $212,947.  Signalife has the right at any time to fully or partially convert unpaid principal and interest into common shares at a conversion rate equal to $3.15 per share or, if greater, the fair market value of those shares on AMEX as of the date of a draw request.  As additional compensation for any conversion, Signalife would issue SES Capital a five-year warrant entitling it to purchase a number of common shares equal to 25% of the shares received upon conversion at the same price as the conversion price.

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

12. OTHER STOCKHOLDERS’ EQUITY TRANSACTIONS

Non-Related Party Equity Transactions

2008

During the three-month period ended March 31, 2008, we issued in the aggregate 2,194,417 common shares for payroll, legal & professional and business services, including research and development and product marketing services, rendered during that period.  These shares were

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three-Month Periods Ended March 31, 2008 And 2007 (Unaudited) (Continued)

valued at $1,671,472 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the dates of issuance.

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

During the three-month period ended March 31, 2007, pursuant to a previously negotiated arrangement that had been suspended during the Rubbermaid negotiations and contractual undertakings, we have issued a total of 896,583 common shares to or for the benefit of the principal of The Silve Group as advances for future sales commissions in connection with organizing, introducing us to and procuring specific international purchase orders, sales and

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three-Month Periods Ended March 31, 2008 And 2007 (Unaudited) (Continued)

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

During the three-month period ended March 31, 2007, we issued a total of 490,910 common shares to or for the benefit of the principal of Performance Capital Corp as compensation for the provision of strategic advisory and planning services rendered by that corporation during the first quarter.  These shares were valued at $974,093 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the dates of issuance.

During the three-month period ended March 31, 2007, in addition to the shares described above to the extent applicable, we issued in the aggregate 482,439 common shares for payroll, legal & professional and business services, including research and development and product marketing services, rendered during the first quarter of 2007.  These shares were valued at $828,550 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the dates of issuance.

Equity Transactions With Current or Prospective Officers, Directors and Other Related Parties

2008

On January 20, 2008, we issued to a director, Ms. Jennifer Black, as compensation for further serving on our board of directors, options to purchase 28,000 common shares at $0.56 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing January 20, 2008, and lapse if unexercised on January 19, 2013, subject to acceleration and forfeiture provisions.

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

On February 21, 2007, we issued 15,000 common shares to our Chief Technology Officer, Dr. Budimir Drakulic, in satisfaction of compensation payment to Dr. Drakulic.  These shares were

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three-Month Periods Ended March 31, 2008 And 2007 (Unaudited) (Continued)

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

On January 24, 2007, Signalife filed a complaint in the General Court of Justice of the State of North Carolina captioned Signalife, Inc., plaintiff, vs Rubbermaid Inc., Newell Rubbermaid Inc., Gary Scott and David Hicks, Superior Court Division of the General Court of Justice of the State of North Carolina, County of Mecklenburg, alleging fraud, breach of fiduciary duty, breach of contract and unfair trade practices, and seeking damages of $20 million.  Signalife’s complaint is grounded in the failure and refusal of Rubbermaid, Inc. (“Rubbermaid”), a subsidiary of Newell

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three-Month Periods Ended March 31, 2008 And 2007 (Unaudited) (Continued)

Rubbermaid Inc., as Signalife’s exclusive third-party agent under a Sales and Marketing Services Agreement (the “Marketing Agreement”) entered into with Rubbermaid on March 26, 2006, to put together at its cost a national sales force to market Signalife’s Fidelity 100 Monitor System, and to advertise and otherwise use commercially reasonable efforts to vigorously promote the sale and marketing of the Fidelity 100, as required under the Marketing Agreement.  Rubbermaid concurrently filed a complaint against Signalife on January 24, 2007 in the United States District Court of North Carolina captioned Rubbermaid Incorporated, plaintiff, vs. Signalife, Inc., defendant; United States District Court, Western District, North Carolina, alleging negligent misrepresentation, breach of representation and warranty, and breach of contract, and seeking damages in excess of $75,000.  Rubbermaid’s principal factual allegation is that the Fidelity 100 was not commercially ready for sale.  Rubbermaid makes this assertation notwithstanding extensive product due diligence by Rubbermaid in entering into the Marketing Agreement, the fact that Signalife has been actively selling the units through its in-house sales staff, and the fact that Signalife has provided to Rubbermaid extensive documentation as to all operational and technical issues, including attestation as to the commercial use and results of the Fidelity 100 by a number of physicians who used the units in their practices.  Signalife denies the validity of Rubbermaid’s allegations, and believes that they are merely a pretext raised by Rubbermaid in anticipation of Signalife’s complaint, and to otherwise enable Rubbermaid to avoid performing its obligations under the Marketing Agreement (which Signalife had previously estimated in its SEC filings would cost Rubbermaid approximately $4-5 million to perform).  Because the federal action was filed electronically before the state court was open, the state court dismissed the state action due to the earlier filed federal action.  Signalife has appealed that decision to the North Carolina Court of Appeals.  Discovery in the federal action is now ongoing.  Trial of the federal action has been scheduled to begin on December 15, 2008. While Signalife denies any liability to Rubbermaid and intends to vigorously contest Rubbermaid claims and also intends to pursue the company’s claims, we cannot make an evaluation of the likely outcome of the case or the amount or range of any possible loss or recovery.

14. RELATED PARTY TRANSACTIONS

On July 2, 2007, Mr. Ellsworth Roston, a former director of the company, advanced to us a total of $200,000.  We are currently negotiating with Mr. Roston as to whether this amount will be repaid or applied to the purchase of our common shares and common share purchase warrants or applied toward other obligations.

On October 25, 2007, Signalife lent $75,000 to the Athletes For Life Foundation.  The loan is payable in one year, together with interest accrued at the rate of 6.6% per annum.  Prior to becoming Signalife’s President, Dr. Lowell T. Harmison formed The Athletes For Life Foundation, a non-profit organization, for the purpose of promoting community fitness and cardiovascular testing in the general community, and in particular in impoverished communities

SIGNALIFE, INC. Notes To Interim Financial Statements For The Three-Month Periods Ended March 31, 2008 And 2007 (Unaudited) (Continued)

where early detection of cardiovascular disease simply does not exist.  Signalife is currently working with the Athletes For Life Foundation in developing protocols using our Fidelity 100 Heart Monitor in testing for cardiovascular disease and abnormalities.

15. SUBSEQUENT EVENTS

On May 20, 2008, we issued to a director, Mr. Lee B. Ehrlichman, as compensation for agreeing to serve on our board of directors, options to purchase 50,000 common shares at $0.41 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing May 10, 2008, and lapse if unexercised on May 10, 2013, subject to acceleration and forfeiture provisions.

Since March 31, 2008, we have issued a total of 1,217,490 common shares under our Standby Equity Distribution Agreement with YA Global Investments, L.P., resulting in net proceeds totaling $920,000.

Since the end of the three-month period ended March 31, 2008, we issued a total of 1,782,811 common shares for payroll, legal & professional and business services, including research & development and product marketing consultants.

BUSINESS

Overview

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our unaudited interim financial statements and explanatory notes for the three-month period ended March 31, 2008 included as part of this quarterly report, and (2) our audited annual financial statements and explanatory notes for the year ended December 31, 2007 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC, as it may be amended.

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

•

ambulatory testing (principally in-patient, including exercise under ambulatory conditions, although it may also be used for out-patient testing),

•

stress (sometimes known as exercise) testing with a treadmill subject to compliance with certain protocols;

•

monitoring during surgical procedures, and

•

monitoring during 911 transportation.

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

Results of Operations

The company had no revenues or corresponding costs from products sales for the three-month periods ended March 31, 2008 and 2007.

General and administrative expenses for the three-month period ended March 31, 2008 were $2,431,463, as compared to $5,325,725 for the corresponding interim period in fiscal 2007.  The primary components of general and administrative expenses for the three-month period ended March 31, 2008 were legal fees, general consulting fees, salaries and stock based compensation and marketing and public relations.  The primary components of general and administrative expenses for the three-month period ended March 31, 2007 were legal fees, general consulting fees, salaries and stock based compensation and marketing and public relations.  The $2,894,262 or 54.3% overall decrease in general and administrative expenses for the three-month period ended March 31, 2008 was principally attributable to a $2,885,093 decrease in investor relations and investment banking fees; and a $144,821 decrease in salaries.

Research and development expenditures for the three-month period ended March 31, 2008 were $696,807, as compared to $285,271 for the corresponding interim period in fiscal 2007.  The $411,536 or 144.3% overall increase in research and development expenditures for the three-month period ended March 31, 2008 was principally attributable to an increase in research and development consulting costs in the amount of $330,397, an increase of salaries of $86,743, offset by a decrease in outside services and professional fees of $14,436.

We had other income of $615 for the three-month period ended March 31, 2008 , as compared to $547,652 for the same period in 2007.  The $547,037 decrease was attributable a reduction of $500,000 in exclusivity fees recognized under our since-terminated agreement with Rubbermaid, together with a reduction of $47,037 in interest income.

We incurred a net loss before preferred dividends of $3,127,655 for the three-month period ended March 31, 2008, as compared to $5,063,344 for the corresponding interim period in fiscal 2007.  The $1,935,689 or 38.2% decrease in our net loss before preferred dividends for the three-month period ended March 31, 2008 was attributable to the $2,894,262 decrease in general and administrative expenses partially offset by the $411,536 increase in research and development expenses and by the $547,037 decrease in other income.

We also incurred preferred dividends of $3,355 for the three-month period ended March 31, 2008, as compared to $8,024 for the corresponding interim period in fiscal 2007.  The decrease in preferred dividend expense was attributable to a decrease in preferred shares outstanding, resulting from conversions of preferred shares into common shares.

Plan Of Operation

Our overall plan of operation for the twelve-month period going forward commencing as of April 1, 2008 is to (1) ramp-up domestic and international commercial marketing and sales efforts with respect to our Fidelity 100 Monitor System, both through our internal sales staff and independent distributors, (2) finalize development and commence marketing of our Fidelity 200 Event Recording System and Fidelity 350 Holder Monitor, (3) continue product development with respect to our Fidelity 400 Intracardiac Monitor, Signalife Cardiac Vest and Fidelity 1000 Module products, including participation in potential monitoring center opportunities; and (4) continue evaluation activities in connection with the development of an EEG monitor device.

In our most recent financial projections, assuming projected rates of product production based upon various estimates and assumptions, we have budgeted $29,300,000 in anticipated cash expenditures for the twelve-month period commencing April 1, 2008, including (1) $17,900,000 to cover our projected sales, marketing and product awareness expenses (excluding any sales and marketing, manufacturing and fulfillment costs associated with products sold during the twelve-month period, which we anticipate would be covered by any revenues associated with such sales): (2) $8,200,000 to cover our projected general and administrative expenses during this period; and (3) $3,200,000 for research and development activities.  Management is constantly reviewing and revising the aforesaid budget based upon developments, including anticipated sales, and the aforesaid budget will change accordingly.

We anticipate that we will add additional staff, either as employees or consultants, principally in direct sales marketing and distribution areas, as sales activities increase.  We do not currently have an estimate as to the number or range of employees or consultants that would be added.

Our anticipated revenues and costs upon which the foregoing projections are based are based upon our current business plan, known resources, market dynamics and estimates. Our actual revenues and costs could vary materially from those projected or estimated, particularly in the event that the projected sales revenues going forward upon which we have calculated and expenses costs do not materialize.  Further, we could also change our current business plan resulting in a change in our anticipated costs.  Our management team is continually re-evaluating our core business plan as it relates to marketing and developing our products and identifying new applications and markets for our technology.  We may at any time decide to terminate our ongoing development plans with respect to products and services if they are deemed to be impracticable or not to be commercially viable.  Further changes to our current business plan could also result, such as the acquisition of new products or services or the decision to manufacture our own products, resulting in a change in our anticipated strategic direction, investments, and expenditures.  See those sections of this quarterly report captioned “Advisements” and “Uncertainties And Risk Factors That May Affect Our Future Results And Financial Condition” for a description of other uncertainties and risk factors that may affect our projections.

Liquidity And Capital Resources

Historical Sources of Capital Resources

We have historically financed our operations through a combination of (1) gross proceeds from contributed capital, including the sale of our common shares, series ’A’ preferred shares and common share purchase warrants for cash, and the exercise of stock purchase warrants for cash; (2) the issuance of common shares or common share purchase warrants in payment of the provision of services; (3) gross proceeds from the sale of a debenture which was subsequently converted into common shares; (4) the grant of non-exclusive rights to market our products and services; and (5) advances against our line of credit.  Included in the foregoing are the following significant financing transactions as reported in (1) our audited annual financial statements and explanatory notes for the year ended December 31, 2007 included as part of this quarterly report, and (2) our unaudited interim financial statements and explanatory notes for the three-month period ended March 31, 2008 included as part of this quarterly report:

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

•

During fiscal 2007, we drew a total of $200,000 in advances against a $10 million line of credit with S.E.S. Capital, LLC entered into on January 25, 2007.  We terminated this credit facility in December 2007.  Total principal and interest outstanding as of March 31, 2008 was $212,947.  Under the terms of the underlying Loan Agreement, interest on advances accrues at the rate of 7% per annum, and is payable in a balloon payment on February 25, 2010, although Signalife may pay off principal and interest at any time without penalty.  Signalife has the right at any time to fully or partially convert unpaid principal and interest into common shares at a conversion rate equal to $3.15 per share or, if greater, the fair market value of those shares on AMEX as of the date of a draw request.  As additional compensation for any conversion, Signalife would issue SES Capital a five-year warrant entitling it to purchase a number of common shares equal to 25% of the shares received upon conversion at the same price as the conversion price.  As compensation for the extension of the credit line, Signalife agreed to immediately issue to SES Capital a five-year warrant entitling it to purchase 200,000 common shares at $2.15 per share, reflecting a 12% premium to the fair market value of those shares on AMEX as of the date of the Loan Agreement.  All warrants issued or issuable under the Loan Agreement  are subject to standard capital adjustments, but do not contain price adjustments predicated on future offerings, including weighted-average or full-ratchet price adjustments.

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

➢

Pursuant to the terms of the Standby Equity Distribution Agreement, YA Global Investments granted to Signalife the right at its election without any obligation to do so, over a three-year period commencing as of the effective date of the registration statement filed in connection with the registration of shares to be issued pursuant to such agreement, to incrementally sell up to $100,000,000 in common shares to YA Global Investments at a price equal to 97% of the lowest daily VWAP for Signalife’s common stock on its primary market over a five-day trading period (the “pricing period”) following the date of notice of Signalife’s exercise of its selling rights.  For further information on the terms of the Standby Equity Distribution Agreement, see “Capital Resources Going Forward” below.

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

Capital Resources Going Forward

We have approximately $135,000 of cash on hand as of March 31, 2008 to fund our operations going forward.

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

Although the credit facility with YA Global Investments allows us to sell up to $100,000,000 in common shares over its three-year term, our ability to sell such shares is nevertheless circumscribed by a number of restrictions and limitations contained in the Standby Equity Distribution Agreement, including (1) the availability of a sufficient number of registered shares to be so sold under the registration statement filed with the SEC registering shares to be sold under the Standby Equity Distribution Agreement based, in part, on limitations imposed by the SEC as to the number of shares that may be registered in relation to our public float; (2) a potential restriction on the maximum proceeds that we may raise under any put notice (restricted to the greater of $1,000,000 or the VWAP of our common stock on our principal market during the five trading days immediately prior to such notice multiplied by the average daily volume traded on such market during such period); (3) a restriction on our ability to exercise our put rights to the extent that such exercise would cause the total shares beneficially held by YA Global Investments and its affiliates to exceed 9.99% of our then outstanding common shares, calculated in accordance with Section 13(d) of the Exchange Act; (4) a restriction on our ability to exercise our put rights to the extent that such exercise would cause the number of shares we sell to YA Global (including shares issued to YA Global in the private placement entered into concurrent with entering into the Standby Equity Distribution Agreement) to exceed 20% of our outstanding shares as of the date the Standby Equity Distribution Agreement was entered into, unless we otherwise procure shareholder approvals or consents in accordance with AMEX rules; and (5) the availability of a sufficient number of authorized but unreserved common shares under our certificate of incorporation.  As of the date of this quarterly report, we have approximately 900,000 shares available under the equity distribution facility before being required to procure shareholder approval in accordance with AMEX rules, and anticipate that we will shortly seek shareholder approval for the issuance of additional shares under that facility.  Although a number of principal shareholders holding a large percentage of our common shares have to date indicated their satisfaction and approval of the use of the equity distribution facility as a source of capital, and we anticipate that approval will be received, no guarantee can be given that such shareholder approval will ultimately be procured.  There are also a number of market risks associated with such sales that may limit our ability to fully utilize the Standby Equity Distribution Agreement, described in greater detail in that section of this quarterly report captioned “Uncertainties And Risk Factors That May Affect Our Future Results And Financial Condition.”

We have historically funded our monthly cash requirements from available cash, making payments to selected employees and service providers in common shares in lieu of cash, and more recently sales of our common shares under the aforesaid Standby Equity Distribution Agreement.  We also have received purchase/lease orders which we are now in the process of filling, which we anticipate will generate cash receipts upon payment, which will also contribute toward meeting our monthly cash requirements.  Although our historical sources of capital have satisfied our cash needs to date, our ability to fund operations going forward will remain dependent upon a number of factors, including market conditions in the case of our equity distribution facility, and no assurance can be given that these sources of liquidity will be sufficient to cover our anticipated cash expenditures for the twelve-month period going forward commencing as of March 31, 2008 as discussed above in “Plan Of Operation.”  Moreover, our anticipated costs and expenses could increase for a number of reasons, including unanticipated costs and expenses incurred as we operate and expand our business; or arising from changes in our current business plan, such as through an acquisition of new products.  In any of these cases, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future to the extent our current cash and working capital resources as discussed above are insufficient, we anticipate we would raise such cash through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  Other than our equity distribution facility with YA Global Investments as discussed above, we currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations either from our equity distribution facility with YA Global Investments or any other source.  Even if we are able to raise additional cash or working capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or the satisfaction of indebtedness without any cash outlay through the private issuance of debt or equity securities, the terms of such transactions may be unduly expensive or burdensome to the company or disadvantageous to our existing shareholders.  See “Uncertainties And Risk Factors That May Affect Our Future Results And Financial Condition —Risks Relating To Our Business.”

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  For a description of those estimates, see Note 3, Significant Accounting Policies, contained in the explanatory notes to each of (1) our unaudited interim financial statements and explanatory notes for the three-month period ended March 31, 2008 included as part of this quarterly report, and (2) our audited annual financial statements and explanatory notes for the year ended December 31, 2007 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC, as it may be amended.

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

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  We adopted SFAS No. 159 on January 1, 2008 with no impact on our financial statements.

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

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007.  We adopted EITF 07-3 on January 1, 2008 with no impact on our financial statements.

UNCERTAINTIES AND RISK FACTORS THAT MAY
AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this quarterly report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this quarterly report should be considered carefully in evaluating our company and our business and the value of our securities. The order of presentation of each such uncertainty and risk should not be inferred to be indicative of the relative importance of such matter.  Moreover, the following list should not be construed to imply that it is necessarily exhaustive.

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

We have incurred cumulative net losses before preferred dividends available to common shareholders in the amount of $51,819,934 from our inception through March 31, 2008.  We project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs for an indefinite period of time.  We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive in the near future.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

As noted in a prior risk factor above, we only recently introduced our first heart monitoring product, the Fidelity 100 Monitor System, to market and commenced commercial sales of that product, and further anticipate that after such introduction we will continue to be cash flow negative due to our anticipated costs exceeding our anticipated revenues for an indefinite period of time.  We have historically funded our monthly cash requirements from available cash, making payments to selected employees and service providers in common shares in lieu of cash, and more recently sales of our common shares under the aforesaid Standby Equity Distribution Agreement.  We also have received purchase/lease orders which we are now in the process of filling, which we anticipate will generate cash receipts upon payment, which will also contribute toward meeting our monthly cash requirements.  Although our historical sources of capital have satisfied our cash needs to date, our ability to fund operations going forward will remain dependent upon a number of factors, including market conditions in the case of our equity distribution facility, and no assurance can be given that these sources of liquidity will be sufficient to cover our anticipated cash expenditures.  We will also need to procure shareholder approval to continue to use the equity distribution facility in the longer-term, which we intend to solicit in the near future.  No assurance can be given that shareholder approval will be received.  We have taken and will continue to take steps to preserve our cash, including making payments to selected service providers and employees in common shares in lieu of cash.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future to the extent our current cash and working capital resources as discussed above are insufficient, we anticipate we would seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  Other than the Standby Equity Distribution Agreement with YA Global Investments, we currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

We May Not Be Able To Access Sufficient Funds Under The Standby Equity Distribution Agreement When Needed.

As discussed above, we have been funding our cash requirements from sales of our common shares under a Standby Equity Distribution Agreement with YA Global Investments since January 2008.  Our ability to continue to use the Standby Equity Distribution Agreement is circumscribed by a number of restrictions and limitations contained in the Standby Equity Distribution Agreement, including (1) the availability of a sufficient number of registered shares to be so sold under the Standby Equity Distribution Agreement based, in part, on limitations imposed by the SEC as to the number of shares that may be registered in relation to our public float; (2) a potential restriction on the maximum proceeds that we may raise under any put notice (restricted to the greater of $1,000,000 or the volume weighted average price or “VWAP” of our common stock on our principal market during the five trading days immediately prior to such notice multiplied by the average daily volume traded on such market during such period); (3) a restriction on our ability to exercise our put rights to the extent that such exercise would cause the total shares beneficially held by YA Global Investments and its affiliates to exceed 9.99% of our then outstanding common shares, calculated in accordance with Section 13(d) of the Exchange Act; (4) a restriction on our ability to exercise our put rights to the extent that such exercise would exceed 20% of our outstanding shares as of the date the Standby Equity Distribution Agreement was entered into without procuring shareholder approvals or consents in accordance with AMEX rules; and (5) the availability of a sufficient number of authorized but unreserved common shares under our certificate of incorporation.  Based upon the foregoing limitations, no assurances can be given that financing will be available under the Standby Equity Distribution Agreement in sufficient amounts or at all when needed.

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

The Standby Equity Distribution Agreement Will Restrict Our Ability To Engage In Alternative Financings.

Because of the structure of standby equity distribution transactions, we will be deemed to be involved in a near continuous indirect primary public offering of our securities. As long as we are deemed to be engaged in a public offering, our ability to engage in a private placement may be limited because of integration concerns.

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

YA Global Investments Will Have An Incentive To Immediately Sell Common Shares At The Time We Exercise Our Put Rights, Which May Cause The Price Of Our Common Stock To Decline.  The Perception Of Such Sales Could Also Cause The Price Of Our Common Stock To Decline.

Since YA Global Investments will be purchasing common shares at a three percent discount to prevailing market prices as described above, YA Global Investments will have an incentive to immediately sell such shares (or other common shares it owns or acquires), in order to realize a gain on the difference between the purchase price and the then-prevailing market price of our common stock.  Such sales could be facilitated either during the pricing period (YA Global Investments will be deemed to beneficially own the shares of common stock corresponding to a particular advance on the date that we exercise our put rights) or after delivery of shares.  To the extent YA Global Investments sells our common shares, the market price for our common stock may decrease due to the additional shares in the market.  A reduction in the market price for our common stock may also influence YA Global Investments to sell a greater number of common shares, which would further depress the stock price.

The Sale Of The Common Shares By YA Global Could Encourage Short Sales By Third Parties, Which Could Contribute To The Future Decline Of Our Stock Price.

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

Sales of Shares To YA Global Investments Will Dilute Existing Shareholders.

The sale and issuance of common shares to YA Global Investments under the Standby Equity Distribution Agreement will dilute the overall proportionate voting, dividend participation and other and pecuniary ownership rights of existing common shareholders.  Further, our net loss per share or net income per share, as the case may be, would increase or decrease, respectively, as the result of the issuance of common shares to YA Global Investments under the Standby Equity Distribution Agreement, which could be a factor in causing the market price of our common stock to decline.  In addition, the lower our stock price, the more shares of common stock we will have to issue under the Standby Equity Distribution Agreement to draw down the full amount.  If our stock price is lower, then our existing stockholders would experience greater dilution.

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

There are currently outstanding as of May 12, 2008, share purchase options and warrants (including preferred stock purchase warrants) entitling the holders to purchase (or to ultimately convert preferred stock issuable under the aforesaid preferred stock purchase warrants into) 10,013,929 common shares at weighted average exercise prices of $1.92 per share. Included in these share purchase options are a large number granted to directors, officers, employees and consultants that are subject to vesting conditions and other stringent conditions.  In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares.  In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their conversion or exercise of these securities.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 common and 10,000,000 “blank check” preferred shares.  After taking into consideration our common and series ’A’ preferred shares outstanding or accrued for issuance as of May 12, 2008, we will be entitled to issue up to 39390780 additional common shares and 9,985,453 additional preferred shares.  Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, management of the company, with the participation of our President and Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal financial officer), evaluated the effectiveness of the company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act.  Disclosure controls and procedures are defined as the controls and other procedures of the company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act are accumulated and communicated to company management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting company management in a timely fashion to all material information required to be included in our periodic filings with the SEC.

LEGAL PROCEEDINGS

We have summarized below (1) any legal or governmental proceedings relating to our company or properties to which we are a party which we consider to be material and which are pending as of the date of this quarterly report; (2) any proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us which are pending as of the date of this quarterly report; d (3) any such matters pending on March 31, 2008 and settled on or before the date of this quarterly report.  .

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

CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales Of Unregistered Equity Securities

During the three-month period ended March 31, 2008, we did not sell or issue any securities not registered under the Securities Act of 1933 the issuance or grant of which we have not previously reported either on a quarterly report on form 10-Q or a current report on form 8-K.

Use Of Proceeds Of Registered Offerings

During the three-month period ended March 31, 2008, we sold 1,606,978 common shares to Y.A. Global Investments L.P. under our Standby Equity Distribution Agreement with that company for net proceeds of $803,662, which we applied toward working capital.

Repurchases Of Equity Securities

During the three-month period ended March 31, 2008, we did not repurchase any equity securities.

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

32.1

Section 906 Certification of Chief Executive Officer *

32.2

Section 906 Certification of Chief Financial Officer *

*

Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated at Los Angeles, California, this 14th day of May, 2008.

SIGNALIFE, INC.
By:	/s/ Rowland Perkins
Rowland Perkins Interim Administration Chief Executive Officer (co-principal executive officer)
By:	/s/ Kevin F. Pickard
Kevin F. Pickard Interim Chief Financial Officer (principal accounting and financial officer)