Form 10-Q
period 2008-06-30
SIGNALIFE, INC.
filed 2008-08-15
CIK 810365

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10–Q

_________________

(Mark One)
☒	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended June 30, 2008
☐	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Transition Period From ________ To _______
Commission File No. _______
SIGNALIFE, INC. (Exact name of small business issuer as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	87-0441351 (I.R.S. Employer Identification No.)
4705 Laurel Canyon Blvd., Suite 203 Studio City, California 91607 (864) 233-2300 (Address Of Principal Executive Offices) (Issuer’s Telephone Number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 4, 2008, there were issued and outstanding or accrued for issuance a total of 64,258,927 shares of common stock, par value $0.001 per share and 14,574 shares of series ’A’ preferred stock, par value $0.001 per share (plus an additional 44,120 unissued series ’A’ preferred shares accrued as dividends for issuance).

ADVISEMENTS

Unless the context requires otherwise, “Signalife”, “the company”, “we”, “us”, “our” and similar terms refer to Signalife, Inc.  Our common stock, par value $.001 per share, and our series ’A’ preferred stock, par value $.001 per share, are commonly referred to in this quarterly report as our “common shares” and “series ’A’ preferred shares”, respectively.  The information in this quarterly report is current as of the date of this quarterly report (June 30, 2008), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the six-month period ended June 30, 2008, are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2008.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction with the annual financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-KSB for our fiscal year ended December 31, 2007, as it may be amended, together with any reports, statements and information filed with the United States Securities and Exchange Commission (the “SEC”) relating to periods or events occurring after December 31, 2007.

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

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this quarterly report as well as other public reports we file with the SEC, including our annual report on form 10-KSB for our fiscal year ended

– i –

December 31, 2007, as it may be amended.  You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.  We are not obligated to update or revise any forward-looking statement contained in this quarterly report to reflect new events or circumstances unless and to the extent required by applicable law.

– ii –

-

TABLE OF CONTENTS
Page

INTERIM FINANCIAL STATEMENTS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007

1

Balance Sheets as of June 30, 2008 and December 31, 2007

F-1

Statements Of Operations

F-2

Statement Of Stockholders’ Equity (Deficit)

F-3

Statements Of Cash Flows

F-4

Notes To Interim Financial Statements

F-6

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2

General

2

Overview

2

Results of Operations

3

Plan Of Operation

4

Liquidity And Capital Resources

5

Critical Accounting Policies

9

Recent Accounting Pronouncements

9

UNCERTAINTIES AND RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION  11

General Risks Relating To An Investment In Our Securities

16

CONTROLS AND PROCEDURES

21

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

21

LEGAL PROCEEDINGS

21

CHANGES IN SECURITIES AND USE OF PROCEEDS

23

Recent Sales Of Unregistered Equity Securities

23

Use Of Proceeds Of Registered Offerings

23

Repurchases Of Equity Securities

23

DEFAULTS UPON SENIOR SECURITIES

23

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

24

OTHER INFORMATION

24

Matters Not Previously Reported On Form 8-K

24

Voluntary Reports

24

Material Changes To Director Nominee Procedures

24

EXHIBITS

24

SIGNATURES

25

– iii –

SIGNALIFE, INC.

INTERIM FINANCIAL STATEMENTS
FOR THE
THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007

Contents

 -

SIGNALIFE, INC. Balance Sheets as of June 30, 2008 and December 31, 2007

ASSETS	June 30, 2008 (Unaudited)	December 31, 2007
Current assets:
Cash and cash equivalents	$ 96,789	$ 154,290
Note receivable	75,000	75,000
Inventory	127,820	163,856
Prepaid sales commissions	—	256,000
Prepaid expenses and other current assets	39,207	22,757
Total current assets	338,816	671,903
Advance on sales commissions, net of current portion.	—	2,592,251
Property and equipment, net of accumulated depreciation of $410,958 and $359,045.	209,412	198,976
Intangible – patents, including related party amounts, net of accumulated amortization of $61,304 and $55,731	581,753	585,806
TOTAL ASSETS	$ 1,129,981	$ 4,048,936
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$ 888,305	$ 685,504
Due to former director	200,000	200,000
Line of credit	216,674	209,285
Total current liabilities	1,304,979	1,094,789
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Series ’A’ convertible preferred stock, $.001 par value; 10,000,000 shares authorized; 14,574 shares issued and outstanding	14	14
Series ’A’ convertible preferred stock to be issued for accrued dividends, 44,120 and 41,861 shares, respectively	44	42
Common stock, $0.001 par value; 100,000,000 shares authorized, 62,477,942 and 53,807,524 shares issued and outstanding, respectively	62,478	53,808
Additional paid-in capital	57,281,540	51,592,562
Accumulated deficit	(57,519,074)	(48,692,279)
Total stockholders’ equity (deficit)	(174,998)	2,954,147
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 1,129,981	$ 4,048,936

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Operations For The Three-Month And Six-Month Periods Ended June 30, 2008 And 2007 (Unaudited)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2008	2007	2008	2007
Product sales	$ —	$ —	$ —	$ —
Cost of products sold	—	—	—	—
Gross profit	—	—	—	—
Operating expenses:
Research and development	1,386,160	337,460	2,082,967	622,731
General and administrative	4,313,741	2,182,477	6,745,204	7,508,202
Total operating expenses	5,699,901	2,519,937	8,828,171	8,130,933
Loss from operations	(5,699,901)	(2,519,937)	(8,828,171)	(8,130,933)
Other income:
Exclusivity fee income	—	—	—	500,000
Interest income	761	6,387	1,376	54,039
Total other income	761	6,387	1,376	554,039
Loss before provision for income taxes	(5,699,140)	(2,513,550)	(8,826,795)	(7,576,894)
Provision for income taxes	—	—	—	—
Net loss	(5,699,140)	(2,513,550)	(8,826,795)	(7,576,894)
Preferred dividend	3,424	3,185	6,779	11,209
Net loss attributable to common stockholders	$ (5,702,564)	$ (2,516,735)	$ (8,833,574)	$ (7,588,103)
Basic and diluted loss per share	$ (0.09)	$ (0.06)	$ (0.15)	$ (0.17)
Weighted average shares outstanding — basic and diluted	60,273,117	45,538,764	57,900,289	44,483,645

.

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statement Of Stockholders’ Equity (Deficit) For The Six-Month Period Ended June 30, 2008 (Unaudited)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity/ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2007	53,807,524	$ 53,808	14,574	$ 14	41,861	$ 42	$ 51,592,562	$ (48,692,279)	$ 2,954,147
Issuance of common stock for cash	2,824,068	2,824	—	—	—	—	1,720,838	—	1,723,662
Issuance of common stock for services	5,846,350	5,846	—	—	—	—	3,551,059	—	3,556,905
Fair value of employee options	—	—	—	—	—	—	417,083	—	417,083
Series ’A’ preferred stock accrued dividends	—	—	—	—	—	—	(6,779)	—	(6,779)
Shares for series ’A’ preferred dividends	—	—	—	—	2,259	2	6,777	—	6,779
Net loss	—	—	—	—	—	—	—	(8,826,795)	(8,826,795)
Balance June 30, 2008	62,477,942	$ 62,478	14,574	$ 14	44,120	$ 44	$ 57,281,540	$ (57,519,074)	$ (174,998)

.

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Cash Flows For The Six-Month Periods Ended June 30, 2008 and 2007 (Unaudited)

	For The Six-month Periods Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (8,826,795)	$ (7,576,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,486	51,082
Expense of prepaid sales commissions	2,848,251	—
Stock issued for services	3,556,905	3,738,323
Options and warrants issued for services	—	676,602
Fair value of stock options under SFAS No. 123R	417,083	758,334
Changes in assets and liabilities:
Inventory	36,036	8,385
Prepaid expenses and other currents assets	(16,450)	35,170
Accounts payable and accrued expenses	210,190	(697,932)
Deferred revenue	—	(500,000)
Net cash used in operating activities	(1,717,294)	(3,506,930)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(62,349)	(6,733)
Capitalized patent cost	(1,520)	(650)
Net cash used in investing activities	(63,869)	(7,383)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net	—	202,148
Proceeds from sale of common stock	1,818,065	—
Payment of offering costs	(94,403)	—
Net cash provided by financing activities	1,723,662	202,148
Net decrease in cash and cash equivalents	(57,501)	(3,312,165)
Cash and cash equivalents, beginning of period	154,290	3,386,652
Cash and cash equivalents, end of end of period	$ 96,789	$ 74,487

(continued on next page)

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Cash Flows For The Six-month Periods Ended June 30, 2008 and 2007 (Unaudited) (Continued)

Supplemental Cash Flow Information:

Signalife paid no interest for the six-month periods ended June 30, 2008 or 2007.  Signalife paid no income taxes for the six-month periods ended June 30, 2008 or 2007.

Supplemental Investing and Financing Activities:

For the six-month periods ended June 30, 2008 and 2007, Signalife accrued $6,779 and $11,209, respectively, in dividends related to its series “A” preferred stock.  These dividends are a non-cash charge as they will be paid in-kind.

During the six-month periods ended June 30, 2008 and 2007, Signalife issued 5,846,350 and 3,706,241 shares, respectively, of common stock for marketing and business services, professional fees and compensation.  These shares were valued at $3,556,905 and $6,155,827 for the six-month periods ended June 30, 2008 and 2007, respectively, based on the market value of the shares issued or the services provided.

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six-Month Periods Ended June 30, 2008 And 2007 (Unaudited)

1. ORGANIZATIONAL MATTERS

Signalife, Inc. (“we”, “the company” or “Signalife”) is a medical device company focused on researching, developing and marketing medical devices which monitor and measure physiological signals in order to detect diseases that impact an individual’s health.  Signalife was originally incorporated in Delaware on January 19, 1987.  On November 2, 2005, we changed our name to Signalife, Inc. from Recom Managed Systems, Inc.

While we have formed several subsidiaries under prior management to conduct various business activities, current management is reconsidering the use of such subsidiaries and they have not been formally funded or otherwise activated and their results are accordingly not consolidated for financial statement reporting purposes.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern.  As of June 30, 2008 and for the six months then ended the following conditions existed:

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six-month Periods Ended June 30, 2008 And 2007 (Unaudited) (Continued)

•

the company incurred a significant net loss of $8,826,795 for the six-month period ended June 30, 2008;

•

the company had a working capital deficit of $966,163 at June 30, 2008;

•

the company used $1,717,294  of cash for operations for the six-month period ended June 30, 2008; and

•

the company has incurred losses since inception resulting in an accumulated deficit of $57,519,074 at June 30, 2008.

Management has taken the following steps to stabilize or reverse these negative trends during the next twelve months:

•

the company hired a new President and Chief Operating Officer on June 1, 2008 with extensive sales and marketing experience in the heart monitoring industry.

•

the company also has an equity distribution facility in place with YA Global Investments, L.P. (See Note 10) that allows the company to raise funds through the sale of its common shares to fund operations until the company begins to generate cash flow from the sale of its products.

We have historically funded our monthly cash requirements from available cash, making payments to selected employees and service providers in common shares in lieu of cash, and more recently sales of our common shares under our Standby Equity Distribution Agreement with YA Global Investments, L.P.  Going forward, we also anticipate receiving cash receipts from sales, which will also contribute toward meeting our monthly cash requirements.  Although our historical sources of capital have satisfied our cash needs to date, our ability to fund operations going forward will remain dependent upon a number of factors, including market conditions in the case of our equity distribution facility, and no assurance can be given that these sources of liquidity will be sufficient to cover our anticipated cash expenditures.

3. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles used in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Specifically, our management has estimated the expected economic life and value of our patents, our net operating loss for tax purposes and our stock, option and warrant

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six-month Periods Ended June 30, 2008 And 2007 (Unaudited) (Continued)

expenses related to compensation to employees and directors, consultants and investment banks.  Actual results could differ from those estimates.

Cash and Cash Equivalents

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

Prepaid Sales Commissions

During the year ended December 31, 2007, the company issued a total of 1,736,583 common shares valued at $2,848,251 to The Silve Group as an advance against future commissions to be earned by that company.  At the time of issuance, instead of immediately expensing the shares, the company recorded the cost of the shares on its balance sheet as prepaid sales commissions in accordance with Emerging Issues Task Force (“EITF”) No 00-18, “Accounting Recognition For Certain Transactions Involving Equity Instruments Granted To Other Than Employees” insofar as the shares represented fully vested, non-forfeitable equity instruments.

The company currently remains in negotiation on several significant business transactions brought to the company’s attention by The Silve Group for which the prepaid sales commissions will be earned.  The company had previously intended to expense the prepaid sales commissions at such time as the company entered into contracts for these pending business transactions, however, given to the passage of time and that the pending business transactions are not immediately forthcoming, the company determined during fiscal 2008 to expense the full amount of the prepaid sales commissions.  The expense for the prepaid sales commissions is included in general and administrative expenses for the three-month and six-month periods ended June 30, 2008.  No shares were issued for advances on sales commissions during the six-month period ended June 30, 2008.

Inventory

Inventory at June 30, 2008 consists of work in process and raw materials and is valued at the lower of cost or market on the first-in, first-out basis.

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six-month Periods Ended June 30, 2008 And 2007 (Unaudited) (Continued)

Property and Equipment

We record our property and equipment at historical cost.  We expense maintenance and repairs as incurred.  Depreciation is determined using the straight-line method over three to five years.

Intangible and Long-Lived Assets

We follow Statement on Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.  Long-lived assets to be held and used, which consist of patents and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  During the six-month periods ended June 30, 2008 and 2007, no impairment loss was recognized.

Advertising Costs

Advertising costs are expensed as incurred.  For the six-month periods ended June 30, 2008 and 2007, advertising costs were not significant.

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

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six-month Periods Ended June 30, 2008 And 2007 (Unaudited) (Continued)

Per share basic and diluted net loss attributable to common stockholders amounted to $0.15  and $0.17 for the six-month periods ended June 30, 2008 and 2007, respectively. For the six-month periods ended June 30, 2008 and 2007, 13,510,179 and 10,799,878 potential shares, respectively, were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share (anti-dilutive).

Revenue Recognition

We are currently marketing our products and services through our company sales team and independent third-party distributors and sales agents.  On March 26, 2006, we entered into a Sales and Marketing Services Agreement with Rubbermaid Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc., to market our Fidelity 100 Monitor System in the United States as Signalife’s co-exclusive third-party agent.  In consideration of these rights, Rubbermaid paid Signalife $2,000,000 for the first year of the agreement.  This agreement was subsequently terminated on January 24, 2007 (see Note 13).  Income from the exclusivity fee was recognized over the term of the agreement.  We recognized $500,000 as income during the six-month period ended June 30, 2007.

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

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six-month Periods Ended June 30, 2008 And 2007 (Unaudited) (Continued)

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

As of June 30, 2008, the company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

Stock Based Compensation

We adopted SFAS No. 123 (Revised 2004), “Share Based Payment,” under the modified-prospective transition method on January 1, 2006.  SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six-month Periods Ended June 30, 2008 And 2007 (Unaudited) (Continued)

and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006.  SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.  Prior to the adoption of SFAS No. 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.  The company recognized $417,083 and $758,334 in share-based compensation expense for the six-month periods ended June 30, 2008 and 2007, respectively.

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

4. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of SFAS No. 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS No. 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six-month Periods Ended June 30, 2008 And 2007 (Unaudited) (Continued)

contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS No. 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 163 will not have an impact on the company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 will not have an impact on the company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  SFAS No. 161  changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Based on current conditions, the company does not expect the adoption of SFAS No. 161 to have a significant impact on its results of operations or financial position.

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

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six-month Periods Ended June 30, 2008 And 2007 (Unaudited) (Continued)

differently without having to apply complex hedge accounting provisions.  We adopted SFAS No. 159 on January 1, 2008 with no impact on our financial statements.

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

5. PROPERTY AND EQUIPMENT

Our property and equipment as of June 30, 2008 is as follows:

Computer equipment	$ 222,732
Leasehold improvements	66,792
Furniture and fixtures	184,102
Software	40,271
Other equipment	106,473
Total property and equipment	620,370
Accumulated depreciation	(410,958)
Property and equipment, net	$ 209,412

Depreciation expense amounted to $51,913 and $45,509 for the six-month periods ended June 30, 2008 and 2007, respectively.

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six-month Periods Ended June 30, 2008 And 2007 (Unaudited) (Continued)

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

When we acquired the patent, we inherited a licensing agreement and therefore consider the patent to have been placed in service.  We are amortizing our initial patent, valued at $78,023, over an estimated useful life of 7 years.  The aggregate amortization expense will be approximately $22,000 over the next two years, with an expense of approximately $11,000 annually.  The remaining balance in the intangible account consists of additional costs relating to our amplification technology, principally patent application costs.  We have one patent and five patent applications concerning our initial ambulatory patient modules and overall heart monitor systems.  We have recorded the value of our original patent and the additional costs relating to our amplification technology and overall heart monitor systems at the historical cost of $641,537, with accumulated amortization of $61,304 as of June 30, 2008.  Amortization expense amounted to $5,573 for each of the six-month periods ended June 30, 2008 and 2007.

7. CONTINGENT SETTLEMENT PAYABLE

In conjunction with our engagement of Dr. Budimir Drakulic we reached an agreement-in-principle with Dr. Drakulic to offer to sell common shares to certain individuals in order to protect our rights to the Signal Technologies.  As part of that agreement, we agreed that should we raise more than $2 million in certain offerings, we would pay 4% of the proceeds of those offerings greater than $2 million to those individuals up to a maximum amount of $480,350.  During 2004, we reached settlements with a number of these individuals and the remaining liability related to the agreement as of June 30, 2008 is $21,113, which is included in accounts payable and accrued expenses.

8. PENDING PURCHASE ORDERS

On September 14, 2007, Signalife received a purchase order from a hospital/medical group purchasing organization for a finance lease for Fidelity 100 units.  The gross proceeds to Signalife, (assuming exercise of the right to purchase the units at their residual value of $180,000), are expected to be $1,980,000.  Under the terms of the purchase order, the hospital/medical group paid a $50,000 deposit (included in accounts payable), and will prospectively pay $1,750,000 in 24 monthly lease payments (amortized on a per unit basis) commencing upon delivery of the units,

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six-month Periods Ended June 30, 2008 And 2007 (Unaudited) (Continued)

plus an additional $180,000 to purchase the units at the end of the lease (amortized on a per unit basis subject to certain minimums).  Before shipping under this order, Signalife is requiring confirmation of the ability and intention of the lessee to pay.  Signalife has not recognized any revenues from this purchase order to date.

On September 24, 2007 and October 4, 2007, Signalife received purchase orders from a second hospital/medical group purchasing organization for a finance lease for Fidelity 100 units.  The gross proceeds to Signalife under the purchase orders (assuming exercise of the right to purchase the units at their residual value) were expected to be $3,300,000 and $564,000, respectively.  Signalife commenced shipments on the September 24, 2007 order, however, they were returned by the lessee on the basis that too much time had passed since the purchase order was given.  Signalife is currently evaluating this matter and recourse available to the company.  Signalife has not recognized any revenues from these purchase orders to date.

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

During the six-month periods ended June 30, 2008 and 2007, we accrued dividends on our series ’A’ preferred shares in the amount of $6,779 and $11,209, respectively.

To date we have elected to pay these dividends in kind through the issuance of additional series ’A’ preferred shares.  During the six-month period ended June 30, 2008, we committed to issue a total of 2,259 series ’A’ preferred shares, valued at $6,779 in satisfaction of the accrued dividends.  During the six-month period ended June 30, 2007, we committed to issue a total of 3,737 series ’A’ preferred shares valued at $11,209 in satisfaction of the accrued dividends.

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

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six-month Periods Ended June 30, 2008 And 2007 (Unaudited) (Continued)

During the six-month periods ended June 30, 2008 and 2007, we converted 0 and 83,335 series ’A’ preferred shares into an equivalent number of common shares, respectively.

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

Although the equity distribution facility with YA Global Investments allows us to sell up to $100,000,000 in common shares over its three-year term, our ability to sell such shares is limited by a number of restrictions and limitations contained in the Standby Equity Distribution Agreement, including (1) the availability of a sufficient number of registered shares to be so sold under the registration statement filed with the SEC registering shares to be sold under the Standby Equity Distribution Agreement based, in part, on limitations imposed by the SEC as to the number of shares that may be registered in relation to our public float; (2) a potential restriction on the maximum proceeds that we may raise under any put notice (restricted to the greater of $1,000,000 or the VWAP of our common stock on our principal market during the five trading days immediately prior to such notice multiplied by the average daily volume traded on such market during such period); (3) a restriction on our ability to exercise our put rights to the extent that such exercise would cause the total shares beneficially held by YA Global Investments and its affiliates to exceed 9.99% of our then outstanding common shares, calculated in accordance with Section 13(d) of the Exchange Act; (4) a restriction on our ability to exercise our put rights to the extent that such exercise would cause the number of shares we sell to YA Global (including shares issued to YA Global in the private placement entered into concurrent with entering into the Standby Equity Distribution Agreement) to exceed 20% of our outstanding

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six-month Periods Ended June 30, 2008 And 2007 (Unaudited) (Continued)

shares as of the date the Standby Equity Distribution Agreement was entered into, unless we otherwise procure shareholder approvals or consents in accordance with AMEX rules; and (5) the availability of a sufficient number of authorized but unreserved common shares under our certificate of incorporation.  For a description of the other transactions with YA Global Investments, see Note 12, “Other Stockholders’ Equity Transactions—Non-Related Party Equity Transactions”.  There are also a number of market risks and business considerations associated with sales under the Standby Equity Distribution Agreement that may limit our ability to fully utilize that equity distribution facility.

During the six-month period ended June 30, 2008, the company sold 2,824,068 shares under this Standby Equity Distribution Agreement for net proceeds of $1,723,662.

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

During fiscal 2007, we drew $200,000 in principal against the line of credit, and the total amount outstanding as of June 30, 2008, including accrued interest, is $216,674.  Signalife has the right at any time to fully or partially convert unpaid principal and interest into common shares at a conversion rate equal to $3.15 per share or, if greater, the fair market value of those shares on AMEX as of the date of a draw request.  As additional compensation for any conversion, Signalife would issue SES Capital a five-year warrant entitling it to purchase a number of common shares equal to 25% of the shares received upon conversion at the same price as the conversion price.

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

Under the Loan Agreement, should we elect to convert indebtedness into common shares, then we will be obligated to use our best efforts to file a registration statement with the SEC to register the common shares sold and the common shares issuable upon the conversion of the warrants within 90 days of demand therefore by SES Capital, and to cause such registration statement to be

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six-month Periods Ended June 30, 2008 And 2007 (Unaudited) (Continued)

declared effective by the SEC within four months of filing.  In the event that we fail to satisfy those obligations, then SES Capital will be entitled, as its sole remedy, to net issue or “cashless” exercise rights under the warrants.

12. OTHER STOCKHOLDERS’ EQUITY TRANSACTIONS

Non-Related Party Equity Transactions

2008

During the six-month period ended June 30, 2008, we issued in the aggregate 5,846,350 common shares for payroll, legal & professional and business services, including research and development and product marketing services, rendered during that period.  These shares were valued at $3,556,905 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the dates of issuance.

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

On February 21, 2007, we issued 15,000 common shares to a key employee, in satisfaction of compensation payment to him.  These shares were valued at $29,250 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the date of issuance.

On March 6, 2007, as additional compensation under a consulting agreement, we issued options to a consulting physician entitling him to purchase a total of 100,000 common shares at $1.96 per

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six-month Periods Ended June 30, 2008 And 2007 (Unaudited) (Continued)

share, reflecting the fair market value of the shares as of that date, in connection with the provision of technical advice and assistance relating to the marketing of our products.  The options were fully vested upon grant, and lapse if unexercised on March 5, 2011.

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

During the six-month period ended June 30, 2007, pursuant to a previously negotiated arrangement that had been suspended during the Rubbermaid negotiations and contractual undertakings, we have issued a total of 1,406,583 common shares to or for the benefit of the principal of The Silve Group as advances for future sales commissions in connection with organizing, introducing us to and procuring specific international purchase orders, sales and distribution channels, partners and relationships.  These shares were valued at $2,498,651 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the dates of issuance.  Under our agreement with The Silve Group, which is terminable upon ninety days prior notice by either party, The Silve Group is entitled to 20% of all contract revenues they procure.  Under that agreement, we will from time-to-time make prepayments against expenses, costs and other factors, which will be offset against contract revenues when received.

During the six-month period ended June 30, 2007, we issued a total of 628,910 common shares to or for the benefit of the principal of Performance Capital Corp as compensation for the provision of strategic advisory and planning services rendered by that corporation during the first quarter.  These shares were valued at $1,118,993 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the dates of issuance.

During the six-month interim period ended June 30, 2007, we issued 30,714 common shares to Willie Gault under his consulting agreement with the company.  These shares were valued at $44,305 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the dates of issuance.

On June 29, 2007, we formally resolved all issues with American Capital pursuant to which we had previously cancelled securities issued to that company.  Pursuant to the settlement, American Capital was allowed to retain 121,115 previously-cancelled common shares which were deemed to have been reissued during the period, while acknowledging the cancellation of all

SIGNALIFE, INC. Notes To Interim Financial Statements For The Six-month Periods Ended June 30, 2008 And 2007 (Unaudited) (Continued)

other shares and warrants.  During the quarter ended June 30, 2007, we recognized an expense of $81,147 related to the 121,115 shares to be retained by American Capital.

During the six-month period ended June 30, 2007, in addition to the shares described above to the extent applicable, we issued in the aggregate 1,140,034 common shares for payroll, legal & professional and business services, including research and development and product marketing services.  These shares were valued at $1,548,878 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the dates of issuance.

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

On May 10, 2008, we issued to a new director, Mr. Lee B. Ehrlichman, as compensation for joining our board of directors, options to purchase 50,000 common shares at $0.44 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing August 10, 2008, and lapse if unexercised on May 10, 2013, subject to acceleration and forfeiture provisions.

Effective as of June 1, 2008, we issued to Mr. Rowland Perkins in connection with becoming our Chief Executive Officer, options entitling him to purchase 500,000 common shares at $0.60 per share, reflecting a substantial premium to the closing price of our common stock as of the date of negotiations for the underlying employment agreement.  The right to exercise the options vest quarterly over eight quarters based upon the continuous provision of services by Mr. Perkins, and lapse to the extent unexercised on May 30, 2018, subject to forfeiture and acceleration provisions.

Effective as of June 1, 2008, we issued to Mr. Lee B. Ehrlichman in connection with becoming our President and Chief Operating Officer, options entitling him to purchase 1,000,000 common shares at $0.60 per share, reflecting a substantial premium to the closing price of our common stock as of the date of negotiations for the underlying employment agreement.  The right to exercise the options vest quarterly over eight quarters based upon the continuous provision of services by Mr. Ehrlichman, and lapse to the extent unexercised on May 30, 2018, subject to forfeiture and acceleration provisions.

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

14. RELATED PARTY TRANSACTIONS

On October 25, 2007, Signalife lent $75,000 to the Athletes For Life Foundation, a non-profit organization, for the purpose of promoting community fitness and cardiovascular testing in the general community, and in particular in impoverished communities where early detection of cardiovascular disease simply does not exist.  Signalife is currently supplying Fidelity 100 Heart Monitors and product and technology support to working with the Athletes For Life Foundation in developing protocols using our Fidelity 100 Heart Monitor in testing for cardiovascular disease and abnormalities.  The loan is payable in one year, together with interest accrued at the rate of 6.6% per annum.  Mr. Willie Gault, who became a director in July 2008, is one of the founders of the Athletes For Life Foundation

15. SUBSEQUENT EVENTS

On July 6, 2008, Signalife entered into binding letter agreements with Heart One Global Research (‘Heart One”) to complete a merger whereby a new parent company to be established by Signalife will simultaneously acquire the businesses of Heart One and Signalife pursuant to concurrent mergers and exchange of shares.  Signalife is currently conducting due diligence with respect to the business of Heart One.

It is anticipated that the respective businesses of Signalife and Heart One will be operated in two separate wholly-owned subsidiaries, with the subsidiary holding Signalife’s current business to be managed by Signalife’s current management team, and the subsidiary holding Heart One’s current business to be managed by Heart One’s current management team. As a consequence of the merger, the shareholders of Heart One will acquire 6% of the stock of the new parent company as of the effective date of the merger, with the right to earn an additional 9% of the stock of the new parent company under an earn out structure requiring the development of approximately $9.5 million of revenue in the short- and mid terms up to eighteen-months.   The balance of the shares of the new parent company as of the date of the merger, representing 94% of its common stock, will be issued to Signalife’s shareholders.  As part of the transaction, the principals of Heart One will also establish a separate privately-owned company which will (i) market and distribute both Signalife’s products and Heart One’s products on a non-exclusive international basis outside the United States and Canada, and (ii) market and distribute Heart One’s products within the United States and Canada.  As compensation, the marketing and distribution company will receive commissions equal to 10% of the sales price for the units, after deduction of shipping costs.

The parties’ respective obligations to complete the transaction is subject to a number of conditions precedent and, therefore, there can be no assurance that the parties will complete the transaction at all or on the same terms contemplated.  Among the material conditions precedent are the following: (I) Signalife must satisfactorily complete its due diligence of Heart One’s business, records and financial statements by September 30, 2008, and Heart One must provide audited financial statements to Signalife. (Heart One has already completed its due diligence); (2) the parties will prepare and execute definitive merger and marketing and distribution agreements; (3) the parties must prepare management agreements for Heart One’s principals; (4) approval of the merger by the shareholders of Signalife (in the alternative, Signalife may without any obligation to do so structure the transaction as an asset acquisition); (5) satisfaction of regulatory requirements; and (6) satisfaction of other normal closing conditions such as the continuing accuracy of all representations, warranties, obtaining all necessary consents and approvals, no material adverse changes, and execution of appropriate employment agreements.

The scheduled closing date for the merger will be no later than 120 days after the completion of due diligence by Signalife.  In the event the merger contemplated herein is not consummated due to any fact, circumstance, act, alleged act, omission, alleged omission or any other conduct (hereinafter collectively “event”), other than an event done solely by Signalife after the signing of this Agreement, Heart One shall pay to Signalife in cash or cash equivalents the principal sum of $10,000,000.

The parties are subject to certain confidentiality restrictions.  Each party has agreed to pay its own expenses related to the transaction.  Signalife will prepare an appropriate proxy statement for the approval of the merger by Signalife shareholders, and will also after the closing of the merger register for resale the shares to be issued by the new parent company to Heart One’s shareholders.

On July 11, 2008, we issued to a new director, Dr. Robert Koblin, as compensation for joining our board of directors, options to purchase 50,000 common shares at $0.14 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing October 11, 2008, and lapse if unexercised on July 11, 2013, subject to acceleration and forfeiture provisions.

Effective as of July 21, 2008, we entered into a 12-month consulting agreement with Dr. Robert Koblin, a director, pursuant to which he would design, conduct and document treadmill studies comparing the Signalife Fidelity 100 Heart Monitor to other standard ECG machines.  As compensation for the provision of these services, Signalife will pay Dr. Koblin the sum of $5,000 per month.  As additional compensation, Signalife granted to Dr. Koblin five-year options entitling him to purchase (i) 20,000 Signalife unregistered Signalife common shares with an exercise price of $0.21 per share, representing the closing price as of the effective date of the consulting agreement, and (ii) 150,000 Signalife unregistered Signalife common shares with an exercise price of $0.88 per share.  Thereafter, commencing August 30, 2008, and on the last day of each month thereafter, Signalife will grant to Dr. Koblin five-year options entitling him to purchase an additional 20,000 Signalife unregistered Signalife common shares so long as Dr. Koblin continues to provide services under the consulting agreement as of such date.  The aforesaid options will be subject to standard acceleration and forfeiture provisions.

On July 28, 2008, we issued to a new director, Mr. Willie Gault, as compensation for joining our board of directors, options to purchase 50,000 common shares at $0.13 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing October 28, 2008, and lapse if unexercised on July 28, 2013, subject to acceleration and forfeiture provisions.

On August 8, 2008, we notified AMEX of our intention to voluntarily withdraw our shares from listing on AMEX and to have our shares quoted on the OTCBB.

On August 14, 2008, Signalife and Athletes For Life Foundation, Inc. agreed on the principal terms of a Product Purchase, Use, Manufacturing And Intellectual Property License Agreement.  Athletes For Life Foundation, Inc., is an IRC Section 501(c)(3) charitable organization co-formed by a Signalife director, Willie Gault, for the purpose of promoting early diagnosis and treatment of cardiac disease.  Under the agreement, Signalife will sell heart monitors to AFL at 90% of the company’s list price, and will also provide product support and technical services at prearranged rates.  The parties are currently preparing a definitive agreement which they anticipate they will shortly execute.

Since June 30, 2008, we have issued a total of 1,153,846 common shares under our Standby Equity Distribution Agreement with YA Global Investments, L.P., resulting in net proceeds totaling $142,000.

Since June 30, 2008, we have issued a total of 627,139 common shares for payroll, legal & professional and business services, including research & development and product marketing consultants.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our unaudited interim financial statements and explanatory notes for the six-month period ended June 30, 2008 included as part of this quarterly report, and (2) our audited annual financial statements and explanatory notes for the year ended December 31, 2007 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC, as it may be amended.

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

Results of Operations

The company had no revenues or corresponding costs from products sales for the six-month periods ended June 30, 2008 and 2007.

General and administrative expenses for the three-month interim period ended June 30, 2008 were $4,313,741, as compared to $2,182,477 for the corresponding interim period in fiscal 2007.  The primary components of general and administrative expenses for the three-month interim period ended June 30, 2008 were the expense of prepaid commissions and the payment of professional fees, general consulting fees, salaries and stock based compensation and marketing and public relations.  The primary components of general and administrative expenses for the three-month interim period ended June 30, 2007 were professional fees, general consulting fees, salaries and stock based compensation and marketing and public relations.  The $2,131,264 or 98% overall increase in general and administrative expenses for the three-month period ended June 30, 2008 was principally attributable to a $2,848,251 expense of prepaid commissions, partially offset by a $226,047 decrease in investor/public relations expenses, a $179,229 decrease in salary expense, a $288,570 decrease in consulting fees, and a $161,163 decrease in stock option compensation expense.

General and administrative expenses for the six-month period ended June 30, 2008 were $6,745,204, as compared to $7,508,202 for the corresponding interim period in fiscal 2007.  The primary components of general and administrative expenses for the six-month period ended June 30, 2008 were the expense of prepaid commissions and the payment of professional fees, general consulting fees, salaries and stock based compensation and marketing and public relations.  The primary components of general and administrative expenses for the six-month period ended June 30, 2007 were legal fees, general consulting fees, salaries and stock based compensation and marketing and public relations.  The $762,998 or 10% overall decrease in general and administrative expenses for the six-month period ended June 30, 2008 was principally attributable to a $3,111,140 decrease in investor relations and investment banking fees; and a $324,050 decrease in salaries, a $341,251 decrease in stock option compensation expense (SFAS No. 123R), partially offset by a $2,848,251 expense of prepaid commissions.

Research and development expenditures for the three-month interim period ended June 30, 2008 were $1,386,160, as compared to $337,460 for the corresponding interim period in fiscal 2007.  The $1,048,700 or 311% overall increase in research and development expenditures for the three-month interim period ended June 30, 2008 was principally attributable to an increase in research and development consulting costs in the amount of $898,224, and an increase of salaries of $149,216.

Research and development expenditures for the six-month period ended June 30, 2008 were $2,082,967, as compared to $622,731 for the corresponding interim period in fiscal 2007.  The $1,460,236 or 234% overall increase in research and development expenditures for the six-month period ended June 30, 2008 was principally attributable to an increase in research and development consulting costs in the amount of $1,228,621, and an increase of salaries of $235,958.

We had other income of $761 for the three-month interim period ended June 30, 2008, as compared to $6,387 for the corresponding interim period in fiscal 2007.  The decrease was attributable a reduction of in interest income.

We had other income of $1,376 for the six-month period ended June 30, 2008, as compared to $554,039 for the same period in 2007.  The decrease in other income was attributable a reduction of $500,000 in exclusivity fees recognized under our since-terminated agreement with Rubbermaid, together with a reduction of interest income.

We incurred a net loss before preferred dividends of $5,699,140 for the three-month interim period ended June 30, 2008, as compared to $2,513,550 for the corresponding interim period in fiscal 2007.  The $3,185,590 or 127% increase in our net loss before preferred dividends for the three-month interim period ended June 30, 2008 was principally attributable to the $2,131,264 increase in general and administrative expenses and $1,048,700 increase in research and development expenses.

We incurred a net loss before preferred dividends of $8,826,795 for the six-month period ended June 30, 2008, as compared to $7,576,894 for the corresponding interim period in fiscal 2007.  The $1,249,901 or 16% increase in our net loss before preferred dividends for the six-month period ended June 30, 2008 was attributable to the $1,460,236 increase in research and development expenses, and $552,663 decrease in other income, partially offset by the $762,998 decrease in general and administrative expenses.

Plan Of Operation

Our overall plan of operation for the twelve-month period going forward commencing as of July 1, 2008 is to (1) ramp-up domestic and international commercial marketing and sales efforts with respect to our Fidelity 100 Monitor System, both through our internal sales staff and independent distributors, (2) finalize development and commence marketing of our Fidelity 200 Event Recording System and Fidelity 350 Holder Monitor, (3) continue product development with respect to our Fidelity 400 Intracardiac Monitor, Signalife Cardiac Vest and Fidelity 1000 Module products, including participation in potential monitoring center opportunities; and (4) continue evaluation activities in connection with the development of an EEG monitor device.

In our most recent financial projections, assuming projected rates of product production based upon various estimates and assumptions, we have budgeted $8,800,000 to cover our projected general and administrative expenses during this period; and $3,200,000 for research and development activities.  Excluded from our budgeted expenses are variable costs related to projected sales, marketing, product awareness, manufacturing and fulfillment costs associated with products that we anticipate may be sold during the twelve-month period, which we anticipate would be covered by any revenues associated with such sales.

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

Liquidity And Capital Resources

Historical Sources of Capital Resources

We have historically financed our operations through a combination of (1) gross proceeds from contributed capital, including the sale of our common shares, series ’A’ preferred shares and common share purchase warrants for cash, and the exercise of stock purchase warrants for cash; (2) the issuance of common shares or common share purchase warrants in payment of the provision of services; (3) gross proceeds from the sale of a debenture which was subsequently converted into common shares; (4) the grant of non-exclusive rights to market our products and services; and (5) advances against our line of credit.  Included in the foregoing are the following significant financing transactions as reported in (1) our audited annual financial statements and explanatory notes for the year ended December 31, 2007 included as part of this quarterly report, and (2) our unaudited interim financial statements and explanatory notes for the six-month period ended June 30, 2008 included as part of this quarterly report:

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

•

During fiscal 2007, we drew a total of $200,000 in advances against a $10 million line of credit with S.E.S. Capital, LLC entered into on January 25, 2007.  We terminated this credit facility in December 2007.  Total principal and interest outstanding as of June 30, 2008 was $216,674.  Under the terms of the underlying Loan Agreement, interest on advances accrues at the rate of 7% per annum, and is payable in a balloon payment on February 25, 2010, although Signalife may pay off principal and interest at any time without penalty.  Signalife has the right at any time to fully or partially convert unpaid principal and interest into common shares at a conversion rate equal to $3.15 per share or, if greater, the fair market value of those shares on AMEX as of the date of a draw request.  As additional compensation for any conversion, Signalife would issue SES Capital a five-year warrant entitling it to purchase a number of common shares equal to 25% of the shares received upon conversion at the same price as the conversion price.  As compensation for the extension of the credit line, Signalife agreed to immediately issue to SES Capital a five-year warrant entitling it to purchase 200,000 common shares at $2.15 per share, reflecting a 12% premium to the fair market value of those shares on AMEX as of the date of the Loan Agreement.  All warrants issued or issuable under the Loan Agreement  are subject to standard capital adjustments, but do not contain price adjustments predicated on future offerings, including weighted-average or full-ratchet price adjustments.

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

Capital Resources Going Forward

We have approximately $97,000 of cash on hand as of June 30, 2008 to fund our operations going forward.

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

Although the credit facility with YA Global Investments allows us to sell up to $100,000,000 in common shares over its three-year term, our ability to sell such shares is nevertheless circumscribed by a number of restrictions and limitations contained in the Standby Equity Distribution Agreement, including (1) the availability of a sufficient number of registered shares to be so sold under the registration statement filed with the SEC registering shares to be sold under the Standby Equity Distribution Agreement based, in part, on limitations imposed by the SEC as to the number of shares that may be registered in relation to our public float; (2) a potential restriction on the maximum proceeds that we may raise under any put notice (restricted to the greater of $1,000,000 or the VWAP of our common stock on our principal market during the five trading days immediately prior to such notice multiplied by the average daily volume traded on such market during such period); (3) a restriction on our ability to exercise our put rights to the extent that such exercise would cause the total shares beneficially held by YA Global Investments and its affiliates to exceed 9.99% of our then outstanding common shares, calculated in accordance with Section 13(d) of the Exchange Act; (4) a restriction on our ability to exercise our put rights to the extent that such exercise would cause the number of shares we sell to YA Global (including shares issued to YA Global in the private placement entered into concurrent with entering into the Standby Equity Distribution Agreement) to exceed 20% of our outstanding shares as of the date the Standby Equity Distribution Agreement was entered into, unless we otherwise procure shareholder approvals or consents in accordance with AMEX rules; and (5) the availability of a sufficient number of authorized but unreserved common shares under our certificate of incorporation.  As of the date of this quarterly report, we had approximately 800,000 shares available under the equity distribution facility before being required to procure shareholder approval in accordance with AMEX rules, and anticipate that we will shortly seek shareholder approval for the issuance of additional shares under that facility.  Although a number of principal shareholders holding a large percentage of our common shares have to date indicated their satisfaction and approval of the use of the equity distribution facility as a source of capital, and we anticipate that approval will be received, no guarantee can be given that such shareholder approval will ultimately be procured.  There are also a number of market risks associated with such sales that may limit our ability to fully utilize the Standby Equity Distribution Agreement, described in greater detail in that section of this quarterly report captioned “Uncertainties And Risk Factors That May Affect Our Future Results And Financial Condition.”

We have historically funded our monthly cash requirements from available cash, making payments to selected employees and service providers in common shares in lieu of cash, and more recently sales of our common shares under the aforesaid Standby Equity Distribution Agreement.  We also have received or anticipate receiving purchase/lease orders, which will also contribute toward meeting our monthly cash requirements.  Although our historical sources of capital have satisfied our cash needs to date, our ability to fund operations going forward will remain dependent upon a number of factors, including market conditions in the case of our equity distribution facility, and no assurance can be given that these sources of liquidity will be sufficient to cover our anticipated cash expenditures for the twelve-month period going forward commencing as of June 30, 2008 as discussed above in “Plan Of Operation.”  Moreover, our anticipated costs and expenses could increase for a number of reasons, including unanticipated costs and expenses incurred as we operate and expand our business; or arising from changes in our current business plan, such as through an acquisition of new products.  In any of these cases, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future to the extent our current cash and working capital resources as discussed above are insufficient, we anticipate we would raise such cash through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  Other than our equity distribution facility with YA Global Investments as discussed above, we currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations either from our equity distribution facility with YA Global Investments or any other source.  Even if we are able to raise additional cash or working capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or the satisfaction of indebtedness without any cash outlay through the private issuance of debt or equity securities, the terms of such transactions may be unduly expensive or burdensome to the company or disadvantageous to our existing shareholders.  See “Uncertainties And Risk Factors That May Affect Our Future Results And Financial Condition —Risks Relating To Our Business.”

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  For a description of those estimates, see Note 3, Significant Accounting Policies, contained in the explanatory notes to each of (1) our unaudited interim financial statements and explanatory notes for the six-month period ended June 30, 2008 included as part of this quarterly report, and (2) our audited annual financial statements and explanatory notes for the year ended December 31, 2007 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC, as it may be amended.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS No. 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS No. 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 163 will not have an impact on the company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 will not have an impact on the company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  SFAS No. 161  changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Based on current conditions, the company does not expect the adoption of SFAS No. 161 to have a significant impact on its results of operations or financial position.

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

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  FSP EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007.  We adopted FSP EITF 07-3 on January 1, 2008 with no impact on our financial statements.

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

We have limited sales to date with respect to our first commercial heart monitoring product, the Fidelity 100 Monitor System.  Prior to the introduction of the Fidelity 100, we were a development stage company solely engaged in research and development activities.  Our limited operating history will make it difficult, if not impossible, to predict future operating results and to assess the likelihood of our business success in considering an investment in our company.

We have nominal sales revenues to date and have accumulated losses since our inception.  Our continued inability to generate revenues and profits could cause us to go out of business.

We have incurred cumulative net losses before preferred dividends available to common shareholders in the amount of $57,519,074 from our inception through June 30, 2008.  We project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs for an indefinite period of time.  We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive in the near future.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

As noted in a prior risk factor above, we only recently introduced our first heart monitoring product, the Fidelity 100 Monitor System, to market, and anticipate that we will continue to be cash flow negative due to our anticipated costs exceeding our anticipated revenues for an indefinite period of time.  We have historically funded our monthly cash requirements from available cash, making payments to selected employees and service providers in common shares in lieu of cash, and more recently sales of our common shares under our Standby Equity Distribution Agreement with YA Global Investments.  We also have received purchase/lease orders which we anticipate will generate cash receipts upon payment, which will also contribute toward meeting our monthly cash requirements.  Although our historical sources of capital have satisfied our cash needs to date, our ability to fund operations going forward will remain dependent upon a number of factors, including market conditions in the case of our equity distribution facility, and no assurance can be given that these sources of liquidity will be sufficient to cover our anticipated cash expenditures.  We will also need to procure shareholder approval to continue to use the equity distribution facility in the longer-term, which we intend to solicit in the near future.  No assurance can be given that shareholder approval will be received.  We have taken and will continue to take steps to preserve our cash, including making payments to selected service providers and employees in common shares in lieu of cash.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future to the extent our current cash and working capital resources as discussed above are insufficient, we anticipate we would seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  Other than the Standby Equity Distribution Agreement with YA Global Investments, we currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

We May Not Be Able To Access Sufficient Funds Under The Standby Equity Distribution Agreement When Needed.

As discussed above, we have been partially funding our cash requirements from sales of our common shares under a Standby Equity Distribution Agreement with YA Global Investments since January 2008.  Our ability to continue to use the Standby Equity Distribution Agreement circumscribed by a number of restrictions and limitations contained in the Standby Equity Distribution Agreement, including (1) the availability of a sufficient number of registered shares to be so sold under the registration statement filed with the SEC registering shares to be sold under the Standby Equity Distribution Agreement based, in part, on limitations imposed by the SEC as to the number of shares that may be registered in relation to our public float; (2) a potential restriction on the maximum proceeds that we may raise under any put notice (restricted to the greater of $1,000,000 or the VWAP of our common stock on our principal market during the five trading days immediately prior to such notice multiplied by the average daily volume traded on such market during such period); (3) a restriction on our ability to exercise our put rights to the extent that such exercise would cause the total shares beneficially held by YA Global Investments and its affiliates to exceed 9.99% of our then outstanding common shares, calculated in accordance with Section 13(d) of the Exchange Act; (4) a restriction on our ability to exercise our put rights to the extent that such exercise would cause the number of shares we sell to YA Global (including shares issued to YA Global in the private placement entered into concurrent with entering into the Standby Equity Distribution Agreement) to exceed 20% of our outstanding shares as of the date the Standby Equity Distribution Agreement was entered into, unless we otherwise procure shareholder approvals or consents in accordance with AMEX rules; and (5) the availability of a sufficient number of authorized but unreserved common shares under our certificate of incorporation.  We have approximately 800,000 shares available under the equity distribution facility as of the date of this quarterly report before being required to procure shareholder approval in accordance with AMEX rules.  While we intend to shortly seek shareholder approval for the issuance of additional shares under that facility, no assurance can be given that such approval will be received.  Based upon the foregoing limitations, no assurances can be given that financing will be available under the Standby Equity Distribution Agreement in sufficient amounts or at all when needed.

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

The Standby Equity Distribution Agreement May Restrict Our Ability To Engage In Alternative Financings.

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

Our success depends to a critical extent on the continued efforts of services of our executive management team comprised of Mr. Rowland Perkins, our Chief Executive Officer and Mr. Lee B. Ehrlichman, our President and Chief Operating Officer.  We also have several key employees who provide significant services, including Dr. Budimir S. Drakulic, our Director of Research & Development.  Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital.  We have entered into employment agreements with Messrs. Perkins and Ehrlichman which lapse on May 31, 2009 and 2013, respectively, subject to renewal provisions.  Dr. Drakulic is employed as a consultant under a loan-out agreement through June 26, 2016.  None of these agreements will preclude any of these key officers from leaving the company.  We currently maintain key man life insurance policies in the amount $3 million with respect to Dr. Drakulic which will assist us in recouping some of our costs in the event of the death of that officer.

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

YA Global Investments May Have An Incentive To Sell Common Shares It Holds, Which May Cause The Price Of Our Common Stock To Decline.  The Perception Of Such Sales Could Also Cause The Price Of Our Common Stock To Decline.

Since YA Global Investments will be purchasing common shares at a three percent discount to prevailing market prices as described above, YA Global Investments will have an incentive to immediately sell such shares (or other common shares it owns or acquires), in order to realize a gain on the difference between the purchase price and the then-prevailing market price of our common stock.  Such sales could be facilitated either during the pricing period (YA Global Investments will be deemed to beneficially own the shares of common stock corresponding to a particular advance on the date that we exercise our put rights) or after delivery of shares.  In addition, we are precluded under the Standby Equity Distribution Agreement from exercising our put rights to the extent that it would cause YA Global Investments to increase its position to more than 9.99% of our outstanding common shares.  In either of such cases, YA Global Investments will have an incentive to immediately sell the common shares acquired under the Standby Equity Distribution Agreement (or other common shares it owns or acquires) in order to ensure that YA Global Investments has an opportunity to purchase the common shares offered under the Standby Equity Distribution Agreement at a discount pursuant to the terms of the Standby Equity Distribution Agreement.  To the extent YA Global Investments sells our common shares, the market price for our common stock may decrease due to the additional shares in the market.  A reduction in the market price for our common stock may also influence YA Global Investments to sell a greater number of common shares, which would further depress the stock price.

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

There are currently outstanding as of August 4, 2008, share purchase options and warrants (including preferred stock purchase warrants) entitling the holders to purchase (or to ultimately convert preferred stock issuable under the aforesaid preferred stock purchase warrants into) 12,095,471 common shares at weighted average exercise prices of $1.97 per share. Included in these share purchase options are a large number granted to directors, officers, employees and consultants that are subject to vesting conditions and other stringent conditions.  In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares.  In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their conversion or exercise of these securities.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 common and 10,000,000 “blank check” preferred shares.  After taking into consideration our common and series ’A’ preferred shares outstanding or accrued for issuance as of August 4, 2008, we will be entitled to issue up to 35,741,073 additional common shares and 9,985,453 additional preferred shares.  Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

LEGAL PROCEEDINGS

We have summarized below (1) any legal or governmental proceedings relating to our company or properties to which we are a party which we consider to be material and which are pending as of the date of this quarterly report; (2) any proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us which are pending as of the date of this quarterly report; d (3) any such matters pending on June 30, 2008 and settled on or before the date of this quarterly report.  .

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

CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales Of Unregistered Equity Securities

During the three-month period ended June 30, 2008, we did not sell or issue any securities not registered under the Securities Act of 1933 the issuance or grant of which we have not previously reported either on a quarterly report on form 10-Q or a current report on form 8-K.

Use Of Proceeds Of Registered Offerings

During the three-month period ended June 30, 2008, we sold 1,217,090 common shares to Y.A. Global Investments L.P. under our Standby Equity Distribution Agreement with that company for net proceeds of $920,000, which we applied toward working capital.

Repurchases Of Equity Securities

During the three-month period ended June 30, 2008, we did not repurchase any equity securities.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

OTHER INFORMATION

Matters Not Previously Reported On Form 8-K

None.

Voluntary Reports

Not Applicable.

Material Changes To Director Nominee Procedures

Not Applicable.

EXHIBITS

10.1

Executive Employment Agreement with an effective date of June 1, 2008 between Signalife, Inc. and Lee B. Ehrlichman *

10.2

Executive Employment Agreement with an effective date of June 1, 2008 between Signalife, Inc. and Rowland Perkins *

10.3

Letter Agreement with an effective date of July 21, 2008 between Signalife, Inc. and Robert Koblin *

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

Dated at Los Angeles, California, this 14th day of August, 2008.

SIGNALIFE, INC.
By:	/s/ Rowland Perkins
Rowland Perkins Chief Executive Officer (principal executive officer)
By:	/s/ Kevin F. Pickard
Kevin F. Pickard Interim Chief Financial Officer (principal accounting and financial officer)