Form 10-Q
period 2008-09-30
SIGNALIFE, INC.
filed 2008-11-19
CIK 810365

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10–Q

_________________

(Mark One)
☒	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended September 30, 2008
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 7, 2008, there were issued and outstanding or accrued for issuance a total of 78,401 shares of common stock, par value $0.001 per share and 14,574 shares of series ’A’ preferred stock, par value $0.001 per share (plus an additional 45,284 unissued series ’A’ preferred shares accrued as dividends for issuance).

ADVISEMENTS

Unless the context requires otherwise, “Signalife”, “the company”, “we”, “us”, “our” and similar terms refer to Signalife, Inc.  Our common stock, par value $.001 per share, and our series ’A’ preferred stock, par value $.001 per share, are commonly referred to in this quarterly report as our “common shares” and “series ’A’ preferred shares”, respectively.  The information in this quarterly report is current as of the date of this quarterly report (September 30, 2008), unless another date is specified.

On September 19, 2008, we effected a reverse stock split in our common shares on a 1:4,500 forward basis, with any fractional shares resulting from the reverse stock split retroactively rounded-up to the nearest whole share.  Whenever we make any reference in this quarterly report relating to the grant or issuance of common shares or options or warrants to purchase common shares prior to the aforesaid reverse stock split, such reference shall, unless we state otherwise, be made in reference to post-split share numbers retroactively adjusted for and calculated after the reverse stock split with any fractional numbers rounded-up to the nearest whole share and, in the case of options and warrants, exercise prices retroactively adjusted for and calculated after for the reverse stock split.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the nine-month interim period ended September 30, 2008, are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2008.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction with the annual financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-KSB for our fiscal year ended December 31, 2007, as it may be amended, together with any reports, statements and information filed with the United States Securities and Exchange Commission (the “SEC”) relating to periods or events occurring after December 31, 2007.

In this quarterly report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results.  These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances.  You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions.  When reading any forward looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:  (1) whether or not a market for our various heart monitoring devices and services develops and physicians, patients, insurance companies and government and other third-party reimbursement agents accept those products and services and, if a market develops, the pace at which it develops; (2) our ability to successfully sell our various heart monitoring devices and services to the extent a market develops; (3) our ability to attract the qualified personnel to implement our growth strategies; (4) our ability to develop sales, marketing and distribution capabilities for our biomedical devices and services, either internally or through outside contractors or partners; (5) the success of our research and development activities in developing additional heart monitoring devices and other biomedical devices using our proprietary technologies, and our ability to obtain

– i –

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

– ii –

-

TABLE OF CONTENTS
Page

INTERIM FINANCIAL STATEMENTS FOR THE THREE-MONTH AND NINE-MONTH INTERIM PERIODS ENDED SEPTEMBER 30, 2008 AND 2007  1

Balance Sheets as of September 30, 2008 and December 31, 2007

F-1

Statements Of Operations

F-2

Statement Of Stockholders’ Equity (Deficit)

F-3

Statements Of Cash Flows

F-4

Notes To Interim Financial Statements

F-6

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2

General

2

Overview

2

Going Concern

3

Results of Operations

3

Plan Of Operation

5

Liquidity And Capital Resources

6

Critical Accounting Policies

9

Recent Accounting Pronouncements

10

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

23

OTHER INFORMATION

23

Matters Not Previously Reported On Form 8-K

23

Voluntary Reports

23

Material Changes To Director Nominee Procedures

23

EXHIBITS

23

SIGNATURES

24

– iii –

SIGNALIFE, INC.

INTERIM FINANCIAL STATEMENTS
FOR THE
THREE-MONTH AND NINE-MONTH INTERIM PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

Contents

 -

SIGNALIFE, INC. Balance Sheets as of September 30, 2008 and December 31, 2007

ASSETS	September 30, 2008 (Unaudited)	December 31, 2007
Current assets:
Cash and cash equivalents	$ 2,387	$ 154,290
Note receivable	75,000	75,000
Inventory	128,894	163,856
Prepaid sales commissions	—	256,000
Prepaid expenses and other current assets	14,422	22,757
Total current assets	220,703	671,903
Advance on sales commissions, net of current portion.	—	2,592,251
Property and equipment, net of accumulated depreciation of $432,587 and $359,045 as of September 30, 2008 and December 31, 2007.	190,959	198,976
Intangible – patents, including related party amounts, net of accumulated amortization of $64,090 and $55,731 as of September 30, 2008 and December 31, 2007, respectively	584,467	585,806
TOTAL ASSETS	$ 996,129	$ 4,048,936
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$ 1,676,492	$ 685,504
Due to former director	200,000	200,000
Line of credit	220,466	209,285
Total current liabilities	2,096,958	1,094,789
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Series ’A’ convertible preferred stock, $.001 par value; 30,000,000 and 10,000,000 shares authorized as of September 30, 2008 and December 31, 2007, respectively, 14,574 shares issued and outstanding as of September 30, 2008 and December 31, 2007	14	14
Series ’A’ convertible preferred stock to be issued for accrued dividends, 45,284 and 41,861 shares, respectively	45	42
Common stock, $0.001 par value; 300,000,000 and 100,000,000 shares authorized as of September 30, 2008 and December 31, 2007, respectively, 19,618 and 13,691 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	20	14
Additional paid-in capital	59,322,367	51,646,356
Accumulated deficit	(60,423,275)	(48,692,279)
Total stockholders’ equity (deficit)	(1,100,829)	2,954,147
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 996,129	$ 4,048,936

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Operations For The Three-Month And Nine-Month Interim Periods Ended September 30, 2008 And 2007 (Unaudited)

	For the Three-Month Interim Periods Ended September 30,		For the Nine-Month Interim Periods Ended September 30,
	2008	2007	2008	2007
Product sales	$ —	$ —	$ —	$ —
Cost of products sold	—	—	—	—
Gross profit	—	—	—	—
Operating expenses:
Research and development	858,525	386,280	2,941,492	1,009,011
General and administrative	1,774,424	2,622,678	8,519,628	10,130,880
Total operating expenses	2,632,949	3,008,958	11,461,120	11,139,891
Loss from operations	(2,632,949)	(3,008,958)	(11,461,120)	(11,139,891)
Other income (expense):
Exclusivity fee income	—	—	—	500,000
Interest income	324	5,500	1,700	59,539
Financing cost related to re-pricing of warrants	(271,576)	—	(271,576)	—
Total other income (expense)	(271,252)	5,500	(269,876)	559,539
Loss before provision for income taxes	(2,904,201)	(3,003,458)	(11,730,996)	(10,580,352)
Provision for income taxes	—	—	—	—
Net loss	(2,904,201)	(3,003,458)	(11,730,996)	(10,580,352)
Preferred dividend	3,491	3,248	10,270	14,457
Net loss attributable to common stockholders	$ (2,907,692)	$ (3,006,706)	$ (11,741,266)	$ (10,594,809)
Basic and diluted loss per share	$ (187.74)	$ (272.35)	$ (857.46)	$ (1,031.23)
Weighted average shares outstanding — basic and diluted	15,488	11,040	13,693	10,274

.

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statement Of Stockholders’ Equity (Deficit) For The Nine-Month Interim Period Ended September 30, 2008 (Unaudited)

	Common Stock		Series ‘A’ Convertible Preferred Stock		Series ‘A’ Convertible Preferred Stock To Be Issued		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity/ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2007	13,691	$ 14	14,574	$ 14	41,861	$ 42	$ 51,646,356	$ (48,692,279)	$ 2,954,147
Issuance of common stock for cash	1,125	1	—	—	—	—	1,929,010	—	1,929,011
Cash paid by investor as consideration for re-pricing warrants	—	—	—	—	—	—	250,000	—	250,000
Re-pricing of investor warrants	—	—	—	—	—	—	271,576	—	271,576
Issuance of common stock for services	4,802	5	—	—	—	—	4,588,408	—	4,588,413
Fair value of employee options	—	—	—	—	—	—	637,020	—	637,020
Series ’A’ preferred stock accrued dividends	—	—	—	—	—	—	(10,270)	—	(10,270)
Shares for series ’A’ preferred dividends	—	—	—	—	3,423	3	10,267	—	10,270
Net loss	—	—	—	—	—	—	—	(11,730,996)	(11,730,996)
Balance September 30, 2008	19,618	$ 20	14,574	$ 14	45,284	$ 45	$ 59,322,367	$ (60,423,275)	$ (1,100,829)

.

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Cash Flows For The Nine-Month Interim Periods Ended September 30, 2008 and 2007 (Unaudited)

	For The Nine-Month Interim Periods Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (11,730,996)	$ (10,580,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,901	77,023
Expense of prepaid sales commissions	2,848,251	—
Stock issued for services	4,588,413	7,902,921
Options and warrants issued for services	—	811,014
Fair value of stock options under SFAS No. 123R	637,020	1,098,346
Financing cost related to re-pricing of warrants	271,576	—
Changes in assets and liabilities:
Inventory	34,962	7,958
Prepaid expenses and other currents assets	8,335	(2,558,320)
Accounts payable and accrued expenses	1,002,169	(558,616)
Deferred revenue	—	(500,000)
Net cash used in operating activities	(2,258,369)	(4,300,026)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(65,525)	(11,505)
Capitalized patent cost	(7,020)	(650)
Net cash used in investing activities	(72,545)	(12,155)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net	—	205,686
Advance from related party	—	200,000
Proceeds received from investor for re-pricing of warrants	250,000	—
Proceeds from sale of common stock	2,035,274	2,000,000
Payment of offering costs	(106,263)	—
Net cash provided by financing activities	2,179,011	2,405,686
Net decrease in cash and cash equivalents	(151,903)	(1,906,495)
Cash and cash equivalents, beginning of period	154,290	3,386,652
Cash and cash equivalents, end of end of period	$ 2,387	$ 1,480,157

(continued on next page)

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Statements Of Cash Flows For The Nine-Month Interim Periods Ended September 30, 2008 and 2007 (Unaudited) (Continued)

Supplemental Cash Flow Information:

Signalife paid no interest for the nine-month interim periods ended September 30, 2008 or 2007.  Signalife paid no income taxes for the nine-month interim periods ended September 30, 2008 or 2007.

Supplemental Investing and Financing Activities:

For the nine-month interim periods ended September 30, 2008 and 2007, Signalife accrued $10,270 and $14,457, respectively, in dividends related to its series “A” preferred stock.  These dividends are a non-cash charge as they will be paid in-kind.

During the nine-month interim periods ended September 30, 2008 and 2007, Signalife issued 4,802 and 1,203 shares, respectively, of common stock for marketing and business services, professional fees and compensation.  These shares were valued at $4,588,413 and $7,902,921 for the nine-month interim periods ended September 30, 2008 and 2007, respectively, based on the market value of the shares issued or the services provided.

The accompanying notes are an integral part of these financial statements

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine-Month Interim Periods Ended September 30, 2008 And 2007 (Unaudited)

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

On September 19, 2008, we effected a reverse stock split in our common shares on a 1:4,500 forward basis, with any fractional shares resulting from the reverse stock split retroactively rounded-up to the nearest whole share.  Whenever we make any reference in this quarterly report relating to the grant or issuance of common shares or options or warrants to purchase common shares prior to the aforesaid reverse stock split, such reference shall, unless we state otherwise, be made in reference to post-split share numbers retroactively adjusted for and calculated after the reverse stock split with any fractional numbers rounded-up to the nearest whole share and, in the case of options and warrants, exercise prices retroactively adjusted for and calculated after for the reverse stock split.

2. BASIS OF PRESENTATION AND GOING CONCERN

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

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine-Month Interim Periods Ended September 30, 2008 And 2007 (Unaudited) (Continued)

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern.  As of September 30, 2008 and for the nine-month interim period then ended the following conditions existed, we (1) had a working capital deficit of $1,876,255 at September 30, 2008; (2) used $2,258,369 of cash for operations and incurred a significant net loss of $11,730,996 for the nine-month interim period ended September 30, 2008; and (3) incurred losses since inception resulting in an accumulated deficit of $60,423,275 at September 30, 2008.  Management believes that we will need to raise approximately $12,000,000 in additional capital to execute our plan of operation as it relates to the growth and profitability of the company over the next twelve months.  Historically we have funded our monthly cash requirements from available cash, making payments to selected employees and service providers in common shares in lieu of cash.  More recently, we have also raised operating capital through the put (sale) of our common shares to YA Global Investments, L.P. under our Standby Equity Distribution Agreement with that company, however, going forward, we do not anticipate that we will use this credit facility until such time as price and volume for our common shares increase substantially.  Although our historical sources of capital have satisfied our cash needs to date, our ability to fund operations going forward will remain dependent upon a number of factors, including our ability to sell our products and market conditions for our common shares, and no assurance can be given that these sources of liquidity will be sufficient to cover our anticipated cash expenditures.  We will seek to raise the additional capital we require to continue operations through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, the sale of assets or business lines, or a combination of the foregoing.  We also intend to continue to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.  Should we be unable to raise the additional working capital required to fully execute our plan of operation, we may be forced to further reduce or suspend our operations in the meantime.  The foregoing circumstances raise substantial doubt about the company’s ability to continue as a going concern in the event we are unable to raise the additional capital required. These interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine-Month Interim Periods Ended September 30, 2008 And 2007 (Unaudited) (Continued)

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

Prepaid Sales Commissions

During the year ended December 31, 2007, the company issued a total of 386 common shares valued at $2,848,251 to The Silve Group as an advance against future commissions to be earned by that company.  At the time of issuance, instead of immediately expensing the shares, the company recorded the cost of the shares on its balance sheet as prepaid sales commissions in accordance with Emerging Issues Task Force (“EITF”) No 00-18, “Accounting Recognition For Certain Transactions Involving Equity Instruments Granted To Other Than Employees” insofar as the shares represented fully vested, non-forfeitable equity instruments.

The company currently remains in negotiation on several significant business transactions brought to the company’s attention by The Silve Group for which the prepaid sales commissions may still be earned.  The company had previously intended to expense the prepaid sales commissions at such time as the company entered into contracts for these pending business transactions, however, given to the passage of time and that the pending business transactions are not immediately forthcoming, the company determined during fiscal 2008 to expense the full amount of the prepaid sales commissions.  The expense for the prepaid sales commissions is included in general and administrative expenses for the nine-month interim periods ended

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine-Month Interim Periods Ended September 30, 2008 And 2007 (Unaudited) (Continued)

September 30, 2008.  No shares were issued for advances on sales commissions during the nine-month interim period ended September 30, 2008.

Inventory

Inventory at September 30, 2008 consists of work in process and raw materials and is valued at the lower of cost or market on the first-in, first-out basis.

Property and Equipment

We record our property and equipment at historical cost.  We expense maintenance and repairs as incurred.  Depreciation is determined using the straight-line method over three to five years.

Intangible and Long-Lived Assets

We follow Statement on Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.  Long-lived assets to be held and used, which consist of patents and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  During the nine-month interim periods ended September 30, 2008 and 2007, no impairment loss was recognized.

Advertising Costs

Advertising costs are expensed as incurred.  For the nine-month interim periods ended September 30, 2008 and 2007, advertising costs were not significant.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable.  Our research and development costs consist mainly of payroll and payroll related expenses, consultants, testing and Food and Drug Administration (“FDA”) regulatory expenses.

Net Loss Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share.  We compute basic loss per share by dividing net loss and net loss attributable to common

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine-Month Interim Periods Ended September 30, 2008 And 2007 (Unaudited) (Continued)

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

Per share basic and diluted net loss attributable to common stockholders amounted to $857.46  and $1,031.23 for the nine-month interim periods ended September 30, 2008 and 2007, respectively. For the nine-month interim periods ended September 30, 2008 and 2007, 3,002 and 2,400 potential shares, respectively, were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share (anti-dilutive).

Revenue Recognition

We are currently marketing our products and services through our company sales team and independent third-party distributors and sales agents.  On March 26, 2006, we entered into a Sales and Marketing Services Agreement with Rubbermaid Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc., to market our Fidelity 100 Monitor System in the United States as Signalife’s co-exclusive third-party agent.  In consideration of these rights, Rubbermaid paid Signalife $2,000,000 for the first year of the agreement.  This agreement was subsequently terminated on January 24, 2007 (see Note 13).  Income from the exclusivity fee was recognized over the term of the agreement.  We recognized $500,000 as income during the nine-month interim period ended September 30, 2007.

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

We classify leases where the collectability of the minimum lease payments is reasonably predictable, as sales-type leases.  In accounting for a sales-type leases, we record as sales revenue the present value of the minimum lease payments discounted at the interest rate implicit in the lease. Cost of sales equals the cost of the leased property, reduced by the present value of any unguaranteed residual value. Initial direct costs are charged to operations when the sale is recognized. In cases where these leases contain a bargain purchase option, there is no

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine-Month Interim Periods Ended September 30, 2008 And 2007 (Unaudited) (Continued)

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

As of September 30, 2008, the company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

Stock Based Compensation

We adopted SFAS No. 123 (Revised 2004), “Share Based Payment,” under the modified-prospective transition method on January 1, 2006.  SFAS No. 123R requires companies to measure and

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine-Month Interim Periods Ended September 30, 2008 And 2007 (Unaudited) (Continued)

recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006.  SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.  Prior to the adoption of SFAS No. 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.  The company recognized $637,020 and $1,098,346 in share-based compensation expense for the nine-month interim periods ended September 30, 2008 and 2007, respectively.

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

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine-Month Interim Periods Ended September 30, 2008 And 2007 (Unaudited) (Continued)

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

In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of an Intangible Asset, which amends SFAS No. 142, Goodwill and Other Intangible Assets, to revise the factors that an entity should consider in developing renewal or extension assumptions used in estimating the useful life of an intangible asset.  This statement is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date.  The company does not expect the adoption of FSP 142-3 to have a significant impact on its results of operations or financial position.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”)

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine-Month Interim Periods Ended September 30, 2008 And 2007 (Unaudited) (Continued)

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

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine-Month Interim Periods Ended September 30, 2008 And 2007 (Unaudited) (Continued)

5. PROPERTY AND EQUIPMENT

Our property and equipment as of September 30, 2008 is as follows:

Computer equipment	$ 222,732
Leasehold improvements	66,792
Furniture and fixtures	184,102
Software	40,271
Other equipment	109,649
Total property and equipment	623,546
Accumulated depreciation	(432,587)
Property and equipment, net	$ 190,959

Depreciation expense amounted to $73,542 and $68,614 for the nine-month interim periods ended September 30, 2008 and 2007, respectively.

6. PATENTS AND TECHNOLOGY, INCLUDING RELATED PARTY AMOUNTS

On September 19, 2002, we acquired certain know how, trade secrets and other proprietary intellectual property rights relating to the development of a human biomedical signal amplification equipment and technology from ARC Finance Group, in exchange for 5,200 common shares.  As a result of this transaction, ARC Finance acquired approximately 85% of the company’s outstanding shares at that time.  We valued the technology and the common stock issued at $78,023, reflecting ARC Finance Group’s historical cost basis for the patents.

When we acquired the patent, we inherited a licensing agreement and therefore consider the patent to have been placed in service.  We are amortizing our initial patent, valued at $78,023, over an estimated useful life of 7 years.  The aggregate amortization expense will be approximately $22,000 over the next two years, with an expense of approximately $11,000 annually.  The remaining balance in the intangible account consists of additional costs relating to our amplification technology, principally patent application costs.  We have one patent and five patent applications concerning our initial ambulatory patient modules and overall heart monitor systems.  We have recorded the value of our original patent and the additional costs relating to our amplification technology and overall heart monitor systems at the historical cost of $648,557, with accumulated amortization of $64,090 as of September 30, 2008.  Amortization expense amounted to $8,359 and $8,409 for the nine-month interim periods ended September 30, 2008 and 2007, respectively.

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine-Month Interim Periods Ended September 30, 2008 And 2007 (Unaudited) (Continued)

7. CONTINGENT SETTLEMENT PAYABLE

In conjunction with our engagement of Dr. Budimir Drakulic we reached an agreement-in-principle with Dr. Drakulic to offer to sell common shares to certain individuals in order to protect our rights to the Signal Technologies.  As part of that agreement, we agreed that should we raise more than $2 million in certain offerings, we would pay 4% of the proceeds of those offerings greater than $2 million to those individuals up to a maximum amount of $480,350.  During 2004, we reached settlements with a number of these individuals and the remaining liability related to the agreement as of September 30, 2008 is $21,113, which is included in accounts payable and accrued expenses.

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

During the nine-month interim periods ended September 30, 2008 and 2007, we accrued dividends on our series ’A’ preferred shares in the amount of $10,270 and $14,457, respectively.

To date we have elected to pay these dividends in kind through the issuance of additional series ’A’ preferred shares.  During the nine-month interim period ended September 30, 2008, we committed to issue a total of 3,423 series ’A’ preferred shares, valued at $10,270 in satisfaction of the accrued dividends.  During the nine-month interim period ended September 30, 2007, we committed to issue a total of 4,820 series ’A’ preferred shares, valued at $14,457 in satisfaction of the accrued dividends.

Each series ’A’ preferred shareholder has the option at any time to convert all or any portion of his or her shares into common shares on a one common share per 4,500 preferred share basis.  We also have the right to force conversion of the series ’A’ preferred shares into common shares in the event  (1) we list our common shares on a national exchange (NASDAQ, AMEX or NYSE); (2) the common shares underlying the preferred shares are covered by an effective registration statement; (3) the closing bid price for common shares is at least $33,750 for 30 consecutive trading days; and (4) the average trading volume of the common shares during such 30 consecutive trading day period equals or exceeds 7 shares per day.

During the nine-month interim periods ended September 30, 2008 and 2007, we converted 0 and 83,335 series ’A’ preferred shares into 0 and 19 common shares, respectively.

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine-Month Interim Periods Ended September 30, 2008 And 2007 (Unaudited) (Continued)

9. EQUITY DISTRIBUTION FACILITY

On August 6, 2007, Signalife entered into a Standby Equity Distribution Agreement with YA Global Investments, L.P. (“YA Global Investments”) as part of a series of transactions involving the sale of common shares and warrants which closed on August 16, 2007.

Under the Standby Equity Distribution Agreement, we have the right at our election without any obligation to do so, over a three-year period commencing January 16, 2008 (the effective date of the registration statement filed with the SEC pursuant to which we registered shares to be sold to YA Global Investments under the Standby Equity Distribution Agreement), to incrementally sell or “put” up to $100,000,000 in common shares to YA Global Investments at a price equal to 97% of the lowest daily average volume weighted average price or “VWAP” for Signalife’s common stock on its primary market over a five-day trading period (the “pricing period”) following the date of notice of Signalife’s exercise of its selling rights.  A registration statement covering 22,051 common shares to be issued under this arrangement was timely filed and declared effective by the SEC on January 15, 2008.  Since this equity distribution facility was activated upon the effectiveness of the aforesaid registration statement on January 15, 2008, we have been raising the capital necessary to fund our cash operating requirements through the sale of equity pursuant to the terms of this agreement.

Although the equity distribution facility with YA Global Investments allows us to sell up to $100,000,000 in common shares over its three-year term, our ability to sell such shares is limited by a number of restrictions and limitations contained in the Standby Equity Distribution Agreement, including (1) the availability of a sufficient number of registered shares to be so sold under the registration statement filed with the SEC registering shares to be sold under the Standby Equity Distribution Agreement based, in part, on limitations imposed by the SEC as to the number of shares that may be registered in relation to our public float; (2) a potential restriction on the maximum proceeds that we may raise under any put notice (restricted to the greater of $1,000,000 or the VWAP of our common stock on our principal market during the five trading days immediately prior to such notice multiplied by the average daily volume traded on such market during such period); (3) a restriction on our ability to exercise our put rights to the extent that such exercise would cause the total shares beneficially held by YA Global Investments and its affiliates to exceed 9.99% of our then outstanding common shares, calculated in accordance with Section 13(d) of the Exchange Act; and (4) the availability of a sufficient number of authorized but unreserved common shares under our certificate of incorporation.  For a description of the other transactions with YA Global Investments, see Note 12, “Other Stockholders’ Equity Transactions—Non-Related Party Equity Transactions”.  There are also a number of market risks and business considerations associated with sales under the Standby Equity Distribution Agreement that may limit our ability to fully utilize that equity distribution facility.

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine-Month Interim Periods Ended September 30, 2008 And 2007 (Unaudited) (Continued)

During the nine-month interim period ended September 30, 2008, we sold 1,125 shares under this Standby Equity Distribution Agreement for net proceeds of $1,929,011.

10. LINE OF CREDIT

During fiscal 2007, we drew $200,000 in principal under a line of credit with S.E.S. Capital, LLC (“SES Capital”).  Signalife terminated this credit facility in December 2007.  The total amount outstanding under this line of credit as of September 30, 2008, including accrued interest, is $220,446.  Signalife has the right at any time to fully or partially convert unpaid principal and interest into common shares at a conversion rate equal to $14,175 per share or, if greater, the fair market value of those shares on the company’s principal exchange or market as of the date of a draw request.

11. PENDING MERGER

On July 6, 2008, Signalife entered into binding letter agreements with Heart One Global Research (‘Heart One”) to complete a merger whereby a new parent company to be established by Signalife will simultaneously acquire the businesses of Heart One and Signalife pursuant to concurrent mergers and exchange of shares.  Signalife has not completed due diligence with respect to the business of Heart One, and the completion of the merger has been suspended pending current developments with the company.

In the event the parties consummate the merger, it is anticipated that the respective businesses of Signalife and Heart One will be operated in two separate wholly-owned subsidiaries, with the subsidiary holding Signalife’s current business to be managed by Signalife’s current management team, and the subsidiary holding Heart One’s current business to be managed by Heart One’s current management team. As a consequence of the merger, the shareholders of Heart One will acquire 6% of the stock of the new parent company as of the effective date of the merger, with the right to earn an additional 9% of the stock of the new parent company under an earn out structure requiring the development of approximately $9.5 million of revenue in the short- and mid terms up to eighteen-months.   The balance of the shares of the new parent company as of the date of the merger, representing 94% of its common stock, will be issued to Signalife’s shareholders.  As part of the transaction, the principals of Heart One will also establish a separate privately-owned company which will (i) market and distribute both Signalife’s products and Heart One’s products on a non-exclusive international basis outside the United States and Canada, and (ii) market and distribute Heart One’s products within the United States and Canada.  As compensation, the marketing and distribution company will receive commissions equal to 10% of the sales price for the units, after deduction of shipping costs.

The parties’ respective obligations to complete the transaction is subject to a number of conditions precedent and, therefore, there can be no assurance that the parties will complete the

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine-Month Interim Periods Ended September 30, 2008 And 2007 (Unaudited) (Continued)

transaction at all or on the same terms contemplated.  Among the material conditions precedent are the following: (1) Signalife must satisfactorily complete its due diligence of Heart One’s business, records and financial statements, and Heart One must provide audited financial statements to Signalife. (Heart One has already completed its due diligence); (2) the parties must prepare and execute definitive merger and marketing and distribution agreements; (3) the parties must prepare management agreements for Heart One’s principals; (4) approval of the merger by the shareholders of Signalife (in the alternative, Signalife may without any obligation to do so structure the transaction as an asset acquisition); (5) satisfaction of regulatory requirements; and (6) satisfaction of other normal closing conditions such as the continuing accuracy of all representations, warranties, obtaining all necessary consents and approvals, no material adverse changes, and execution of appropriate employment agreements.

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

12. OTHER STOCKHOLDERS’ EQUITY TRANSACTIONS

Non-Related Party Equity Transactions

2008

On July 24, 2008, in consideration of the payment of $250,000, we (1) repriced a total of 333 common share purchase warrants originally granted to Trellus Partners, LP on March 31, 2005 from $7,200 per share to $720 per share, and extended the term of those warrants to July 24, 2013; (2) repriced a total of 168 common share purchase warrants originally granted to Trellus Partners, LP, Trellus Partners II, LP and Trellus Offshore Fund Ltd. on October 31, 2006  from $10,035 per share to $720 per share, and extended the term of those warrants to July 24, 2013; and (3) granted to Trellus Partners, LP, Trellus Partners II, LP and Trellus Offshore Fund Ltd. a total of 56 common share purchase warrants exercisable at $720 per share, and expiring to the extent not exercised on July 24, 2013.  As a result of the re-pricing of these warrants and the issuance of new

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine-Month Interim Periods Ended September 30, 2008 And 2007 (Unaudited) (Continued)

warrants, the Company recognized a financing cost of $271,576 during the three-month interim period ended September 30, 2008.

During the nine-month interim period ended September 30, 2008, we issued in the aggregate 4,802 common shares for payroll, legal & professional and business services, including research and development and product marketing services, rendered during that period.  These shares were valued at $4,588,413 based upon the fair market value of the shares determined as the closing stock price as reported by our principal exchange or market at the dates of issuance.

2007

On January 25, 2007, we issued options to SES Capital to purchase a total of 45 common shares at $9,675 per share, reflecting the fair market value of the shares as of that date, pursuant to the establishment of a line of credit in the amount of $10 million.  The options were fully vested upon grant, and lapse if unexercised on January 25, 2012.

On February 12, 2007, we issued to an employee options to purchase 8 common shares at $8,865 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of two years commencing May 12, 2007, and lapse if unexercised on February 12, 2012, subject to acceleration and forfeiture provisions.

On February 13, 2007, as additional compensation under a consulting agreement, we issued options to a consulting physician entitling him to purchase a total of 46 common shares at $8,640 per share, reflecting the seven-day average closing price for those shares on the company’s principal exchange or market, in connection with the provision of technical advice and assistance relating to the marketing of our products.  The options vest one-half upon grant and the balance on May 13, 2007, and lapse if unexercised on February 12, 2011.

On February 21, 2007, we issued 4 common shares to a key employee, in satisfaction of compensation payment to him.  These shares were valued at $29,250 based upon the fair market value of the shares determined as the closing stock price as reported by the company’s principal exchange or market at the date of issuance.

On March 6, 2007, as additional compensation under a consulting agreement, we issued options to a consulting physician entitling him to purchase a total of 23 common shares at $8,820 per share, reflecting the fair market value of the shares as of that date, in connection with the provision of technical advice and assistance relating to the marketing of our products.  The options were fully vested upon grant, and lapse if unexercised on March 5, 2011.

On March 15, 2007, we issued 112 common shares to MJD Corp. as compensation for services provided for the first quarter of fiscal 2007 under an Investor Relations Agreement with MJD Corp dated effective January 1, 2007.  Under this agreement, MJD handles investor relations and

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine-Month Interim Periods Ended September 30, 2008 And 2007 (Unaudited) (Continued)

media matters for the company relating to product promotion, including arrangement of interviews and the purchase, placement and distribution of media time. These shares were valued at $945,000 based upon the fair market value of the shares determined as the closing stock price as reported by the company’s principal exchange or market at the dates of issuance.

On June 18, 2007, we issued to a new employee as an inducement grant options to purchase a total of 24 common shares at $3,690 per share, reflecting the fair market value of the shares as of that date.  The options vest in equal installments quarterly over a period of two years commencing June 18, 2007, and lapse if unexercised on June 18, 2012, subject to acceleration and forfeiture provisions.

On June 29, 2007, we formally resolved all issues with American Capital pursuant to which we had previously cancelled securities issued to that company.  Pursuant to the settlement, American Capital was allowed to retain 27 previously-cancelled common shares which were deemed to have been reissued during the period, while acknowledging the cancellation of all other shares and warrants.  During the quarter ended June 30, 2007, we recognized an expense of $81,147 related to the 7 shares to be retained by American Capital.

On August 6, 2007, we entered into a series of related transactions with YA Global Investments which closed on August 16, 2007.  As part of that transaction, YA Global Investments purchased, for the sum of $2,000,000:  (1) 658 unregistered common shares (based upon the formula of $2,000,000 divided by 95% of the average VWAP of Signalife’s common stock for the twenty-day period prior to the date of the underlying Securities Purchase Agreement), (2) five-year common stock purchase warrants entitling YA Global Investments to purchase 223 unregistered common shares at a price of $4,500 per share, and (3) five-year common stock purchase warrants entitling YA Global Investments to purchase 112 unregistered common shares at a price of $9,000 per share.  The aforesaid warrants are exercisable in cash, except to the extent that the underlying common shares are not registered or in the event of an event of default as defined under the underlying Securities Purchase Agreement.  The aforesaid warrants also carry full-ratchet anti-dilution rights.  The aforesaid warrants cannot be exercised to the extent it would cause the total shares beneficially held by YA Global Investments and its affiliates to exceed 9.99% of our then outstanding common shares, calculated in accordance with Section 13(d) of the Exchange Act.  Such prohibition expires sixty days prior to the expiration date for the warrants, and may also be waived by YA Global Investments upon the provision of 65 days’ prior notice.  Also as part of the aforesaid transaction, we entered into a Standby Equity Distribution Agreement with YA Global Investments.  For a description of that agreement and transaction, see Note 9, “Equity Line Of Credit”

Effective as of July 5, 2007, we entered into a consulting agreement with Provencio Advisory Services, Inc., relating to the provision of financial and accounting advisory services.  The

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine-Month Interim Periods Ended September 30, 2008 And 2007 (Unaudited) (Continued)

principal of Provencio Advisory Group is Norma Provencio, a past director.  Pursuant to that agreement, we agreed to issue to Provencio Advisory Services options entitling it to purchase 56 common shares at $3,645 per share, reflecting the fair market value of the shares as of that date.  These options are fully vested and lapse if unexercised on February 12, 2012.  We have recorded an expense of $134,411 during the nine-month interim period ended September 30, 2007 relating to the fair value of the aforesaid options that vested during that period using the Black-Scholes method based on the following assumption ranges:  (1) risk free interest rate of 5.0%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 116%; and (4) an expected life of the options of 5 years.

During the nine-month interim period ended September 30, 2007, pursuant to a previously negotiated arrangement that had been suspended during the Rubbermaid negotiations and contractual undertakings, we have issued a total of 313 common shares to or for the benefit of the principal of The Silve Group as advances for future sales commissions in connection with organizing, introducing us to and procuring specific international purchase orders, sales and distribution channels, partners and relationships.  These shares were valued at $2,498,651 based upon the fair market value of the shares determined as the closing stock price as reported by the company’s principal exchange or market at the dates of issuance.  Under our agreement with The Silve Group, which is terminable upon ninety days prior notice by either party, The Silve Group is entitled to 20% of all contract revenues they procure.  Under that agreement, we will from time-to-time make prepayments against expenses, costs and other factors, which will be offset against contract revenues when received.

During the nine-month interim period ended September 30, 2007, we issued a total of 140 common shares to or for the benefit of the principal of Performance Capital Corp as compensation for the provision of strategic advisory and planning services rendered by that corporation during the first quarter.  These shares were valued at $1,118,993 based upon the fair market value of the shares determined as the closing stock price as reported by the company’s principal exchange or market at the dates of issuance.

During the nine-month interim period ended September 30, 2007, we issued 13 common shares to Willie Gault under his consulting agreement with the company.  These shares were valued at $70,648 based upon the fair market value of the shares determined as the closing stock price as reported by the company’s principal exchange or market at the dates of issuance.

During the nine-month interim period ended September 30, 2007, in addition to the shares described above to the extent applicable, we issued in the aggregate 575 common shares for payroll, legal & professional and business services, including research and development and product marketing services.  These shares were valued at $3,076,225 based upon the fair market

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine-Month Interim Periods Ended September 30, 2008 And 2007 (Unaudited) (Continued)

value of the shares determined as the closing stock price as reported by the company’s principal exchange or market at the dates of issuance.

Equity Transactions With Current or Prospective Officers, Directors and Other Related Parties

2008

On January 20, 2008, we issued to a director, Ms. Jennifer Black, as compensation for further serving on our board of directors, options to purchase 7 common shares at $2,520 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing January 20, 2008, and lapse if unexercised on January 19, 2013, subject to acceleration and forfeiture provisions.

On May 10, 2008, we issued to a new director, Mr. Lee B. Ehrlichman, as compensation for joining our board of directors, options to purchase 12 common shares at $1,980 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing August 10, 2008, and lapse if unexercised on May 10, 2013, subject to acceleration and forfeiture provisions.

Effective as of June 1, 2008, we issued to Mr. Rowland Perkins in connection with becoming our Chief Executive Officer, options entitling him to purchase 112 common shares at $2,700 per share, reflecting a substantial premium to the closing price of our common stock as of the date of negotiations for the underlying employment agreement.  The right to exercise the options vest quarterly over eight quarters based upon the continuous provision of services by Mr. Perkins, and lapse to the extent unexercised on May 30, 2018, subject to forfeiture and acceleration provisions.

Effective as of June 1, 2008, we issued to Mr. Lee B. Ehrlichman in connection with becoming our President and Chief Operating Officer, options entitling him to purchase 223 common shares at $2,700 per share, reflecting a substantial premium to the closing price of our common stock as of the date of negotiations for the underlying employment agreement.  The right to exercise the options vest quarterly over eight quarters based upon the continuous provision of services by Mr. Ehrlichman, and lapse to the extent unexercised on May 30, 2018, subject to forfeiture and acceleration provisions.

On July 11, 2008, we issued to a new director, Dr. Robert Koblin, as compensation for joining our board of directors, options to purchase 12 common shares at $630 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing October 11, 2008, and lapse if unexercised on July 11, 2013, subject to acceleration and forfeiture provisions.

Effective as of July 21, 2008, we entered into a 12-month consulting agreement with Dr. Robert Koblin, a director, pursuant to which he would design, conduct and document treadmill studies

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine-Month Interim Periods Ended September 30, 2008 And 2007 (Unaudited) (Continued)

comparing the Signalife Fidelity 100 Heart Monitor to other standard ECG machines.  As compensation for the provision of these services, Signalife will pay Dr. Koblin the sum of $5,000 per month.  As additional compensation, Signalife granted to Dr. Koblin five-year options entitling him to purchase (i) 5 Signalife unregistered Signalife common shares with an exercise price of $945 per share, representing the closing price as of the effective date of the consulting agreement, and (ii) 34 Signalife unregistered Signalife common shares with an exercise price of $3,960 per share.  Thereafter, commencing August 30, 2008, and on the last day of each month thereafter, Signalife will grant to Dr. Koblin five-year options entitling him to purchase an additional 5 Signalife unregistered Signalife common shares so long as Dr. Koblin continues to provide services under the consulting agreement as of such date.  The aforesaid options will be subject to standard acceleration and forfeiture provisions.

On July 11, 2008, we issued to a director, Dr. Jay A. Johnson, as compensation for further serving on our board of directors, options to purchase 12 common shares at $630 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing October 11, 2008, and lapse if unexercised on July 11, 2013, subject, subject to acceleration and forfeiture provisions.

On July 28, 2008, we issued to a new director, Mr. Willie Gault, as compensation for joining our board of directors, options to purchase 12 common shares at $585 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing October 28, 2008, and lapse if unexercised on July 28, 2013, subject to acceleration and forfeiture provisions.

On August 8, 2008, we issued to each of two directors, Ms. Jennifer Black and Mr. Rowland Perkins, for further serving on our audit committee, options to purchase 8 common shares at $585 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 8, 2008, and lapse if unexercised on August 8, 2013, subject to acceleration and forfeiture provisions.

On August 8, 2008, we issued to each of two directors, Mrs. Rowland Perkins and Ms. Jennifer Black, for further serving on our compensation committee, options to purchase 4 common shares at $585 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 8, 2008, and lapse if unexercised on August 8, 2013, subject to acceleration and forfeiture provisions.

On August 23, 2008, we issued to a director, Mr. Rowland Perkins, for further serving on our board of directors, options to purchase 8 common shares at $360 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 23, 2007, and lapse if unexercised on August 23, 2012, subject to acceleration and forfeiture provisions.

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine-Month Interim Periods Ended September 30, 2008 And 2007 (Unaudited) (Continued)

2007

On January 20, 2007, we issued to a director, Ms. Jennifer Black, as compensation for further serving on our board of directors, options to purchase 7 common shares at $7,200 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing January 20, 2007, and lapse if unexercised on January 19, 2012, subject to acceleration and forfeiture provisions.

On February 21, 2007, we issued 15,000 common shares to Dr. Budimir Drakulic, our Director of Research & Development and chief scientist, in satisfaction of compensation payable to Dr. Drakulic.  These shares were valued at $29,250 based upon the fair market value of the shares determined as the closing stock price as reported by AMEX at the date of issuance.

On April 15, 2007, we issued to a director, Ms. Pamela M. Bunes, as compensation for further serving on our board of directors, options to purchase 7 common shares at $7,875 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing July 15, 2007, and lapse if unexercised on April 15, 2012, subject to acceleration and forfeiture provisions.

On June 6, 2007, we issued to a director, Dr. Lowell T. Harmison, as compensation for further serving on our board of directors, options to purchase 7 common shares at $4,725 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing September 6, 2007, and lapse if unexercised on June 6, 2012, subject to acceleration and forfeiture provisions.

On June 23, 2007, we issued to a new director, Mr. Jesse S. Rosas, as compensation for joining our board of directors, options to purchase 12 common shares at $3,375 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing September 23, 2007, and lapse if unexercised on June 23, 2012, subject to acceleration and forfeiture provisions.

On June 23, 2007, we issued to a new director, Mr. Jesse S. Rosas, as compensation for joining the audit committee of our board of directors, options to purchase 6 common shares at $3,375 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing September 23, 2007, and lapse if unexercised on June 23, 2012, subject to acceleration and forfeiture provisions.

On July 11, 2007, we issued to each of three directors, Drs. Robert E. Windom, Steven J. Phillips and Jay A. Johnson, as compensation for joining our board of directors, options to purchase 12 common shares at $3,060 per share, reflecting the fair market value of the shares as of that date.

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine-Month Interim Periods Ended September 30, 2008 And 2007 (Unaudited) (Continued)

The options vest quarterly over a period of one year commencing October 11, 2007, and lapse if unexercised on July 11, 2012, subject to acceleration and forfeiture provisions.

On August 8, 2007, we issued to each of two directors, Ms. Jennifer Black and Mr. Rowland Perkins, for further serving on our audit committee, options to purchase 6 common shares at $3,465 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 8, 2007, and lapse if unexercised on August 8, 2012, subject to acceleration and forfeiture provisions.

On August 8, 2007, we issued to each of three directors, Mrs. Rowland Perkins and Ellsworth Roston and Ms. Jennifer Black, for further serving on our compensation committee, options to purchase 2 common shares at $3,465 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 8, 2007, and lapse if unexercised on August 8, 2012, subject to acceleration and forfeiture provisions.

On August 23, 2007, we issued to a director, Mr. Rowland Perkins, for further serving on our board of directors, options to purchase 7 common shares at $3,780 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of one year commencing November 23, 2007, and lapse if unexercised on August 23, 2012, subject to acceleration and forfeiture provisions.

On August 29, 2007, we issued to our interim Chief Financial Officer, Mr. Kevin F. Pickard, as compensation for further serving in that capacity, options to purchase 45 common shares at $3,645 per share, reflecting the fair market value of the shares as of that date.  The options vest quarterly over a period of two years commencing November 29, 2007, and lapse if unexercised on August 29, 2012, subject to acceleration and forfeiture provisions.

13. LEGAL PROCEEDINGS

On March 30, 2006, a complaint was filed in the Los Angeles County Superior Court against Signalife, each of its current directors, ARC Finance Group, Tracey Hampton, Mitchell Stein, and Atlas Stock Transfer Corporation, entitled Marvin Fink, individually, and Marvin Fink as Trustee of the Fink Family Trust, Plaintiffs, vs. Signalife, Inc., et al, Defendants.  In the complaint, Mr. Fink alleges various causes of action including, without limitation, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, deceit, fraud, and negligence, and seeking damages and a mandatory injunction forcing Signalife to accept a legal opinion letter from Mr. Fink's legal counsel and to remove a restrictive legend from his Signalife common shares.  The gravamen of the complaint is that the defendants induced Mr. Fink to enter into an employment agreement with Signalife in 2002 providing for payment of compensation in the form of 2,100,000 shares of restricted stock, but have since refused to remove the restrictive legend from the shares to allow Mr. Fink to sell the shares on the public market under SEC

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine-Month Interim Periods Ended September 30, 2008 And 2007 (Unaudited) (Continued)

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

On January 24, 2007, Signalife filed a complaint in the General Court of Justice of the State of North Carolina captioned Signalife, Inc., plaintiff, vs Rubbermaid Inc., Newell Rubbermaid Inc., Gary Scott and David Hicks, Superior Court Division of the General Court of Justice of the State of North Carolina, County of Mecklenburg, alleging fraud, breach of fiduciary duty, breach of contract and unfair trade practices, and seeking damages of $20 million.  Signalife’s complaint is grounded in the failure and refusal of Rubbermaid, Inc. (“Rubbermaid”), a subsidiary of Newell Rubbermaid Inc., as Signalife’s exclusive third-party agent under a Sales and Marketing Services Agreement (the “Marketing Agreement”) entered into with Rubbermaid on March 26, 2006, to put together at its cost a national sales force to market Signalife’s Fidelity 100 Monitor System, and to advertise and otherwise use commercially reasonable efforts to vigorously promote the sale and marketing of the Fidelity 100, as required under the Marketing Agreement.  Rubbermaid concurrently filed a complaint against Signalife on January 24, 2007 in the United States District Court of North Carolina captioned Rubbermaid Incorporated, plaintiff, vs. Signalife, Inc., defendant; United States District Court, Western District, North Carolina, alleging negligent misrepresentation, breach of representation and warranty, and breach of contract, and seeking damages in excess of $75,000.  Rubbermaid’s principal factual allegation is that the Fidelity 100 was not commercially ready for sale.  Rubbermaid makes this assertation notwithstanding extensive product due diligence by Rubbermaid in entering into the Marketing Agreement, the fact that Signalife has been actively selling the units through its in-house sales staff, and the fact that Signalife has provided to Rubbermaid extensive documentation as to all operational and technical issues, including attestation as to the commercial use and results of the Fidelity 100 by a number of physicians who used the units in their practices.  Signalife denies the validity of

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine-Month Interim Periods Ended September 30, 2008 And 2007 (Unaudited) (Continued)

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

14. RELATED PARTY TRANSACTIONS

On October 25, 2007, Signalife lent $75,000 to the Athletes For Life Foundation, a non-profit organization, for the purpose of promoting community fitness and cardiovascular testing in the general community, and in particular in impoverished communities where early detection of cardiovascular disease simply does not exist.  Signalife is currently supplying Fidelity 100 Heart Monitors and product and technology support to working with the Athletes For Life Foundation in developing protocols using our Fidelity 100 Heart Monitor in testing for cardiovascular disease and abnormalities.  The loan is payable in one year, together with interest accrued at the rate of 6.6% per annum.  Mr. Willie Gault, who became a director in July 2008, and our Co-Chief Executive Officer (Operations), Chief Operating Officer and President in October 2008, is one of the founders of the Athletes For Life Foundation.

15. SUBSEQUENT EVENTS

On November 5, 2008, we entered into a five-year Business Advisory Agreement and Robert B. Kolinek pursuant to which Mr. Kolinek would provide advisory services relating to the appropriate business methodologies, structures and marketing of its technologies, products and prospective products worldwide, including the development of internal business strategies and external marketing approaches (including, e.g., sales and marketing teams and strategies, product placement, trade shows, purchase of media time, and product distribution channels).  As compensation for such services, we agreed to pay Mr. Kolinek (1) $15,000 per month, (2) a monthly stock bonus of $30,000 per month payable in common shares; and (3) a bonus payable in shares equal to 10% for the first $100,000 in gross revenues generated in any quarterly period, 11% of the next $150, 12% of the next $350, 13% of the next $550,000,  14% of the next $750,000, and 15% on any greater amounts.

On November 5, 2008, we borrowed $100,000 from the Robert B. Kolinek Living Trust.  The principal amount on this loan, together with interest accrued at 7.5% per annum, is payable in

SIGNALIFE, INC. Notes To Interim Financial Statements For The Nine-Month Interim Periods Ended September 30, 2008 And 2007 (Unaudited) (Continued)

quarterly installments of $9,331.89 commencing February 1, 2009.  The borrower is entitled to convert the outstanding balance of the note into common shares at the rate of $3.10 per share.  In consideration of the loan, Signalife has issued a common share purchase warrant to the borrower entitling it to purchase 20,000 common shares at an exercise price of $2.79 per share, representing a 10% discount to market.  As part of the warrant, the borrower is extended cashless exercise rights.

Since September 30, 2008, we have issued a total of 58,783 common shares for payroll, legal & professional and business services, including research & development and product marketing consultants.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our unaudited interim financial statements and explanatory notes for the nine-month interim period ended September 30, 2008 included as part of this quarterly report, and (2) our audited annual financial statements and explanatory notes for the year ended December 31, 2007 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC, as it may be amended.

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

Going Concern

The unaudited interim consolidated financial statements included with this quarterly report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.  Management believes that we will need to raise approximately $12,000,000 in additional capital to execute our plan of operation as it relates to the growth and profitability of the company over the next twelve months.  See “Plan of Operation” and “Liquidity And Capital Resources—Capital Resources Going Forward” below.  As discussed in greater detail in “Note 2—Basis Of Presentation And Going Concern”, contained in the explanatory notes to our unaudited interim consolidated financial statements included with this quarterly report, the foregoing circumstances raise substantial doubt about our ability to continue as a going concern in the event we are unable to raise the additional capital.  Our unaudited interim consolidated financial statements and their explanatory notes included as part of this quarterly report do not include any adjustments that might result from the outcome of this uncertainty, nor do they include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations

The company had no revenues or corresponding costs from products sales for the nine-month interim periods ended September 30, 2008 and 2007.

General and administrative expenses for the three-month interim period ended September 30, 2008 were $1,774,424, as compared to $2,622,678 for the corresponding interim period in fiscal 2007.  The primary components of general and administrative expenses for the three-month interim period ended September 30, 2008 were the payment of professional fees, general consulting fees, salaries and stock based compensation and marketing and public relations.  The primary components of general and administrative expenses for the three-month interim period ended September 30, 2007 were professional fees, general consulting fees, salaries and stock based compensation and marketing and public relations.  The $848,254 or 32.3% overall decrease in general and administrative expenses for the three-month interim period ended September 30, 2008 was principally attributable to a decrease in consulting fees of $769,334  and investment banking fees of $100,000.

General and administrative expenses for the nine-month interim period ended September 30, 2008 were $8,519,628, as compared to $10,130,880 for the corresponding interim period in fiscal 2007.  The primary components of general and administrative expenses for the nine-month interim period ended September 30, 2008 were the expense of prepaid commissions and the payment of professional fees, general consulting fees, salaries and stock based compensation and marketing and public relations.  The primary components of general and administrative expenses for the nine-month interim period ended September 30, 2007 were professional fees, general consulting fees, salaries and stock based compensation and marketing and public relations.  The $1,611,252 or 15.9% overall decrease in general and administrative expenses for the nine-month interim period ended September 30, 2008 was principally attributable to a decrease in investor relations of $2,914,140, investment banking of $341,000, consulting of $964,820, salaries of $265,652 and marketing of $209,289 offset by write off of prepaid sales commissions of $2,848,251 in 2008.

Research and development expenditures for the three-month interim period ended September 30, 2008 were $858,525, as compared to $386,280 for the corresponding interim period in fiscal 2007.  The $472,245 or 122.3% overall increase in research and development expenditures for the three-month interim period ended September 30, 2008 was principally attributable to an increase in research and development consulting costs in the amount of $242,413, and an increase in outside services of $250,120.

Research and development expenditures for the nine-month interim period ended September 30, 2008 were $2,941,492, as compared to $1,009,011 for the corresponding interim period in fiscal 2007.  The $1,932,481 or 191.5% overall increase in research and development expenditures for the nine-month interim period ended September 30, 2008 was principally attributable to an increase in research and development consulting costs in the amount of $1,471,034, and an increase in outside services of $240,300.

We had other income of $324 for the three-month interim period ended September 30, 2008, as compared to $5,500 for the corresponding interim period in fiscal 2007.  The decrease was attributable a reduction of in interest income.

We had other income of $1,700 for the nine-month interim period ended September 30, 2008, as compared to $559,539 for the same period in 2007.  The decrease in other income was attributable a reduction of $500,000 in exclusivity fees recognized under our since-terminated agreement with Rubbermaid, together with a reduction of interest income.

We recognized an expense of $271,576 related to the re-pricing of investor warrants during the three and nine-month periods ended September 30, 2008.

We incurred a net loss before preferred dividends of $2,904,201 for the three-month interim period ended September 30, 2008, as compared to $3,003,458 for the corresponding interim period in fiscal 2007.  The $99,257 or 3.3%  decrease in our net loss before preferred dividends for the three-month interim period ended September 30, 2008 was principally attributable to the $848,254 decrease in general and administrative expenses, partially offset by the $472,245 increase in research and development expenses and the $276,752 increase in other expenses.

We incurred a net loss before preferred dividends of $11,730,996 for the nine-month interim period ended September 30, 2008, as compared to $10,580,352 for the corresponding interim period in fiscal 2007.  The $1,150,644 or 10.9% increase in our net loss before preferred dividends for the nine-month interim period ended September 30, 2008 was attributable to the $1,932,481 increase in research and development expenses, and $829,415 decrease in other income (expense), partially offset by the $1,611,252 decrease in general and administrative expenses.

Plan Of Operation

Our overall plan of operation for the twelve-month period going forward commencing as of October 1, 2008 is to (1) ramp-up domestic and international commercial marketing and sales efforts with respect to our Fidelity 100 Monitor System, both through our internal sales staff and independent distributors, (2) finalize development and commence marketing of our Fidelity 200 Event Recording System and Fidelity 350 Holder Monitor, (3) continue product development with respect to our Fidelity 400 Intracardiac Monitor, Signalife Cardiac Vest and Fidelity 1000 Module products, including participation in potential monitoring center opportunities; and (4) continue evaluation activities in connection with the development of an EEG monitor device.

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

Liquidity And Capital Resources

Historical Sources of Capital Resources

We have historically financed our operations through a combination of (1) gross proceeds from contributed capital, including the sale of our common shares, series ’A’ preferred shares and common share purchase warrants for cash, and the exercise of stock purchase warrants for cash; (2) the issuance of common shares or common share purchase warrants in payment of the provision of services; (3) gross proceeds from the sale of a debenture which was subsequently converted into common shares; (4) the grant of non-exclusive rights to market our products and services; and (5) advances against our line of credit.  Included in the foregoing are the following significant financing transactions as reported in (1) our audited annual financial statements and explanatory notes for the year ended December 31, 2007 included as part of this quarterly report, and (2) our unaudited interim financial statements and explanatory notes for the nine-month interim period ended September 30, 2008 included as part of this quarterly report:

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

•

On October 31, 2006, we closed several private placements to accredited institutional investors pursuant to which we received gross proceeds of $2,500,000 from Trellus Partners, LP, an existing shareholder, and its affiliates, and $430,000 from three new shareholders through the sale of a total of 421 common shares, together with five-year warrants entitling the holders to purchase a total of 169 common shares at $10,035 per share.  Maxim Partners, LLC acted as placement agent with respect to procuring the three new shareholders, and was paid a cash commission of $32,250, or 7.5% of the proceeds raised from the new shareholders, plus five-year placement agents warrants entitling it to purchase units comprised of 7 common shares, plus warrants entitling it to purchase a total of 3 common shares at $10,035 per share.

•

During fiscal 2007, we drew a total of $200,000 in advances against a $10 million line of credit with S.E.S. Capital, LLC entered into on January 25, 2007.  We terminated this credit facility in December 2007.  Total principal and interest outstanding as of September 30, 2008 was $220,446.  Under the terms of the underlying Loan Agreement, interest on advances accrues at the rate of 7% per annum, and is payable in a balloon payment on February 25, 2010, although Signalife may pay off principal and interest at any time without penalty.  Signalife has the right at any time to fully or partially convert unpaid principal and interest into common shares at a conversion rate equal to $14,175 per share or, if greater, the fair market value of those shares on the company’s principal exchange or market as of the date of a draw request.  As additional compensation for any conversion, Signalife would issue SES Capital a five-year warrant entitling it to purchase a number of common shares equal to 25% of the shares received upon conversion at the same price as the conversion price.  As compensation for the extension of the credit line, Signalife agreed to immediately issue to SES Capital a five-year warrant entitling it to purchase 45 common shares at $9,675 per share, reflecting a 12% premium to the fair market value of those shares on the company’s principal exchange or market as of the date of the Loan Agreement.  All warrants issued or issuable under the Loan Agreement  are subject to standard capital adjustments, but do not contain price adjustments predicated on future offerings, including weighted-average or full-ratchet price adjustments.

•

On August 6, 2007, Signalife entered into a series of related transactions with YA Global Investments, L.P. (“YA Global Investments”) which closed on August 16, 2007, including a Securities Purchase Agreement, a Standby Equity Distribution Agreement, and Registration Rights Agreements, pursuant to which:

➢

For the sum of $2,000,000 pursuant to the Securities Purchase Agreement, YA Global Investments purchased:  (1) 658 unregistered common shares (based upon the formula of $2,000,000 divided by 95% of the average volume weighted average price or “VWAP” of Signalife’s common stock for the twenty-day period prior to the date of the Securities Purchase Agreement; ), (2) five-year common stock purchase warrants entitling YA Global Investments to purchase 223 unregistered common shares at a price of $4,500 per share, and (3) five-year common stock purchase warrants entitling YA Global Investments to purchase 112 unregistered common shares at a price of $9,000 per share.  The aforesaid warrants are exercisable in cash, except to the extent that the underlying common shares are not registered or in the event of an event of default as defined under the Securities Purchase Agreement.  The aforesaid warrants also carry full-ratchet anti-dilution rights.  The aforesaid warrants cannot be exercised to the extent it would cause the total shares beneficially held by YA Global Investments and its affiliates to exceed 9.99% of our then outstanding common shares, calculated in accordance with Section 13(d) of the Exchange Act.  Such prohibition expires sixty days prior to the expiration date for the warrants, and may also be waived by YA Global Investments upon the provision of 65 days’ prior notice.  As a result of these provisions, by YA Global Investments disclaims beneficial ownership in excess of 9.99% of our outstanding common shares.

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

➢

Pursuant to the terms of the Standby Equity Distribution Agreement, Signalife issued to YA Global Investments 313 unregistered common shares as compensation for entering into the Equity Agreement and committing to selling shares to YA Global Investments thereunder.

In connection with the aforesaid transactions, Signalife entered into a Placement Agent Agreement with Newbridge Securities Corporation, a NASD registered broker-dealer, which acted as Signalife’s exclusive placement agent in the aforesaid transaction.  Under that agreement, Signalife issued to Newbridge 4 unregistered common shares as compensation for acting as Signalife’s exclusive placement agent.

Capital Resources Going Forward

We have approximately $2,400 of cash on hand as of September 30, 2008 to fund our operations going forward.

The only active credit facility we currently have in place that will allow us to raise capital to the extent necessary is a Standby Equity Distribution Agreement dated August 6, 2007 with YA Global Investments.  We do not anticipate that we will use our Standby Equity Distribution Agreement with YA Global Investments, L.P. going forward until such time as price and volume for our common shares increase substantially.

Under our Standby Equity Distribution Agreement with YA Global Investments, we have the right at our election without any obligation to do so, over a three-year period commencing January 16, 2008 (the effective date of the registration statement filed with the SEC pursuant to which we registered shares to be sold to YA Global Investments under the Standby Equity Distribution Agreement), to incrementally sell or “put” up to $100,000,000 in common shares to YA Global Investments at a price equal to 97% of the lowest daily VWAP for Signalife’s common stock on its primary market over a five-day trading period (the “pricing period”) following the date of notice of Signalife’s exercise of its selling rights.  A registration statement covering 2,051 common shares to be issued under this arrangement was timely filed and declared effective by the SEC on January 15, 2007.  Since this credit facility was activated by the effectiveness of such registration statement, we have been raising the capital necessary to fund our cash operating requirements through the sale of equity pursuant to the terms of this agreement.

Although the credit facility with YA Global Investments allows us to sell up to $100,000,000 in common shares over its three-year term, our ability to sell such shares is nevertheless circumscribed by a number of restrictions and limitations contained in the Standby Equity Distribution Agreement, including (1) the availability of a sufficient number of registered shares to be so sold under the registration statement filed with the SEC registering shares to be sold under the Standby Equity Distribution Agreement based, in part, on limitations imposed by the SEC as to the number of shares that may be registered in relation to our public float; (2) a potential restriction on the maximum proceeds that we may raise under any put notice (restricted to the greater of $1,000,000 or the VWAP of our common stock on our principal market during the five trading days immediately prior to such notice multiplied by the average daily volume traded on such market during such period); (3) a restriction on our ability to exercise our put rights to the extent that such exercise would cause the total shares beneficially held by YA Global Investments and its affiliates to exceed 9.99% of our then outstanding common shares, calculated in accordance with Section 13(d) of the Exchange Act; and (4) the availability of a sufficient number of authorized but unreserved common shares under our certificate of incorporation.  There are also a number of market risks associated with such sales that may limit our ability to fully utilize the Standby Equity Distribution Agreement, described in greater detail in that section of this quarterly report captioned “Uncertainties And Risk Factors That May Affect Our Future Results And Financial Condition.”

We have historically funded our monthly cash requirements from available cash, making payments to selected employees and service providers in common shares in lieu of cash, and more recently sales of our common shares under the aforesaid Standby Equity Distribution Agreement.  We also anticipate we will receive purchase/lease orders over the next twelve months, which will also contribute toward meeting our monthly cash requirements.  Although our historical sources of capital have satisfied our cash needs to date, our ability to fund operations going forward will remain dependent upon a number of factors, including our ability to successfully sell our products and market conditions for our common shares, and no assurance can be given that these sources of liquidity will be sufficient to cover our anticipated cash expenditures for the twelve-month period going forward commencing as of September 30, 2008 as discussed above in “Plan Of Operation.”  Moreover, our anticipated costs and expenses could increase for a number of reasons, including unanticipated costs and expenses incurred as we operate and expand our business; or arising from changes in our current business plan, such as through an acquisition of new products.  In any of these cases, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future to the extent our current cash and working capital resources as discussed above are insufficient, we anticipate we would raise such cash through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  Other than our equity distribution facility with YA Global Investments as discussed above, we currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.  Even if we are able to raise additional cash or working capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or the satisfaction of indebtedness without any cash outlay through the private issuance of debt or equity securities, the terms of such transactions may be unduly expensive or burdensome to the company or disadvantageous to our existing shareholders.  See “Uncertainties And Risk Factors That May Affect Our Future Results And Financial Condition —Risks Relating To Our Business.”

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  For a description of those estimates, see Note 3, Significant Accounting Policies, contained in the explanatory notes to each of (1) our unaudited interim financial statements and explanatory notes for the nine-month interim period ended September 30, 2008 included as part of this quarterly report, and (2) our audited annual financial statements and explanatory notes for the year ended December 31, 2007 as disclosed in our annual report on form 10-K for that year as filed with the SEC, as it may be amended.

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

In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of an Intangible Asset, which amends SFAS No. 142, Goodwill and Other Intangible Assets, to revise the factors that an entity should consider in developing renewal or extension assumptions used in estimating the useful life of an intangible asset.  This statement is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date.  The company does not expect the adoption of FSP 142-3 to have a significant impact on its results of operations or financial position.

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

We have incurred cumulative net losses before preferred dividends available to common shareholders in the amount of $60,423,275 from our inception through September 30, 2008.  We project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs for an indefinite period of time.  We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive in the near future.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

As noted in a prior risk factor above, we only recently introduced our first heart monitoring product, the Fidelity 100 Monitor System, to market, and anticipate that we will continue to be cash flow negative due to our anticipated costs exceeding our anticipated revenues for an indefinite period of time.  We have historically funded our monthly cash requirements from available cash, making payments to selected employees and service providers in common shares in lieu of cash, and more recently sales of our common shares under our Standby Equity Distribution Agreement with YA Global Investments (although we do not anticipate using this credit facility going forward until there are substantial improvements in market conditions for our common shares).  We also anticipate we will receive purchase/lease orders over the next twelve months which we anticipate will generate cash receipts upon payment, which will also contribute toward meeting our monthly cash requirements.  Although our historical sources of capital have satisfied our cash needs to date, our ability to fund operations going forward will remain dependent upon a number of factors, including market conditions for our common shares, and no assurance can be given that these sources of liquidity will be sufficient to cover our anticipated cash expenditures.  We have taken and will continue to take steps to preserve our cash, including making payments to selected service providers and employees in common shares in lieu of cash.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future to the extent our current cash and working capital resources as discussed above are insufficient, we anticipate we would seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  Other than the Standby Equity Distribution Agreement with YA Global Investments, we currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

We May Not Be Able To Access Sufficient Funds Under The Standby Equity Distribution Agreement When Needed.

As discussed above, we have been partially funding our cash requirements from sales of our common shares under a Standby Equity Distribution Agreement with YA Global Investments since January 2008 (although we do not anticipate using this credit facility going forward until there are substantial improvements in market conditions for our common shares).  Our ability to continue to use the Standby Equity Distribution Agreement circumscribed by a number of restrictions and limitations contained in the Standby Equity Distribution Agreement, including (1) the availability of a sufficient number of registered shares to be so sold under the registration statement filed with the SEC registering shares to be sold under the Standby Equity Distribution Agreement based, in part, on limitations imposed by the SEC as to the number of shares that may be registered in relation to our public float; (2) a potential restriction on the maximum proceeds that we may raise under any put notice (restricted to the greater of $1,000,000 or the VWAP of our common stock on our principal market during the five trading days immediately prior to such notice multiplied by the average daily volume traded on such market during such period); (3) a restriction on our ability to exercise our put rights to the extent that such exercise would cause the total shares beneficially held by YA Global Investments and its affiliates to exceed 9.99% of our then outstanding common shares, calculated in accordance with Section 13(d) of the Exchange Act; and (4) the availability of a sufficient number of authorized but unreserved common shares under our certificate of incorporation.  Based upon the foregoing limitations, no assurances can be given that financing will be available under the Standby Equity Distribution Agreement in sufficient amounts or at all when needed.

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

Our success depends to a critical extent on the continued efforts of services of our executive management team comprised of Mr. Rowland Perkins, our Co- Chief Executive Officer (Administration) and Mr. Willie Gault, our Co-Chief Executive Officer (Operations), President and Chief Operating Officer.  We also have several key employees who provide significant services, including Dr. Budimir S. Drakulic, our Director of Research & Development.  Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital.  We have entered into an employment agreement with Mr. Perkins which lapses on May 31, 2009, subject to renewal provisions.  Dr. Drakulic is employed as a consultant under a loan-out agreement through June 26, 2016.  None of these agreements will preclude any of these key officers from leaving the company.  We currently maintain key man life insurance policies in the amount $3 million with respect to Dr. Drakulic which will assist us in recouping some of our costs in the event of the death of that officer.

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

We are entitled under our certificate of incorporation to issue up to 300,000,000 common and 30,000,000 “blank check” preferred shares.  After taking into consideration our common and series ’A’ preferred shares outstanding or accrued for issuance as of November 7, 2008, we will be entitled to issue up to 299,921,599 additional common shares and 29,940,142 additional preferred shares.  Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, management of the company, with the participation of our Co-Chief Executive Officers (principal executive officer) and Interim Chief Financial Officer (principal financial officer), evaluated the effectiveness of the company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act.  Disclosure controls and procedures are defined as the controls and other procedures of the company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act are accumulated and communicated to company management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Co-Chief Executive Officers and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting company management in a timely fashion to all material information required to be included in our periodic filings with the SEC.

LEGAL PROCEEDINGS

We have summarized below (1) any legal or governmental proceedings relating to our company or properties to which we are a party which we consider to be material and which are pending as of the date of this quarterly report; (2) any proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us which are pending as of the date of this quarterly report; d (3) any such matters pending on September 30, 2008 and settled on or before the date of this quarterly report.  .

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

CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales Of Unregistered Equity Securities

During the three-month interim period ended September 30, 2008, we did not sell or issue any securities not registered under the Securities Act of 1933 the issuance or grant of which we have not previously reported either on a quarterly report on form 10-Q or a current report on form 8-K.

Use Of Proceeds Of Registered Offerings

During the three-month interim period ended September 30, 2008, we sold 242 common shares to Y.A. Global Investments L.P. under our Standby Equity Distribution Agreement with that company for net proceeds of $63,347, which we applied toward working capital.

Repurchases Of Equity Securities

During the three-month interim period ended September 30, 2008, we did not repurchase any equity securities.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

OTHER INFORMATION

Matters Not Previously Reported On Form 8-K

None.

Voluntary Reports

Not Applicable.

Material Changes To Director Nominee Procedures

Not Applicable.

EXHIBITS

31.1

Section 302 Certification of Co-Principal Executive Officer (Administration) *

31.2

Section 302 Certification of Principal Executive Officer (Operations) *

31.3

Section 302 Certification of Principal Financial Officer *

32.1

Section 906 Certification of Chief Executive Officer (Administration) *

32.2

Section 906 Certification of Chief Executive Officer (Operations) *

32.3

Section 906 Certification of Chief Financial Officer *

*

Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated at Los Angeles, California, this 19th day of November, 2008.

SIGNALIFE, INC.
By:	/s/ Rowland Perkins
Rowland Perkins Co-Chief Executive Officer (Administration) (co-principal executive officer)
By:	/s/ Willie Gault
Willie Gault Co-Chief Executive Officer (Operations), Chief Operations Officer, and President (co-principal executive officer)
By:	/s/ Kevin F. Pickard
Kevin F. Pickard Interim Chief Financial Officer (principal accounting and financial officer)